Form 10-Q
period 2020-03-31
Carrier Global Corp
filed 2020-05-11
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39220
____________________________________
CARRIER GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	83-4051582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)
13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418
(Address, of principal executive offices, including zip code)
Registrant's telephone number, including area code: (561) 365-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CARR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐.    No   ☒.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
At April 30, 2020 there were 866,158,910 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2020

Carrier Global Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Carrier Global Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or trade names of their respective owners. As used herein, the terms "we," "us," "our," "the Company," or "Carrier," unless the context otherwise requires, mean Carrier Global Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019
Net sales
Product sales (Note 5)	$3,147	$3,566
Service sales	741	757
	3,888	4,323
Costs and expenses
Cost of products sold (Note 5)	2,237	2,565
Cost of services sold	529	532
Research and development	98	97
Selling, general and administrative	692	684
	3,556	3,878
Equity method investment net earnings	29	40
Other (expense) income, net	(46)	15
Operating profit	315	500
Non-service pension benefit	17	39
Interest (expense) income, net	(37)	4
Income from operations before income taxes	295	543
Income tax expense	193	140
Net income from operations	102	403
Less: Non-controlling interest in subsidiaries' earnings from operations	6	3
Net income attributable to common shareowners	$96	$400

Earnings per share
Basic	$0.11	$0.46
Diluted	$0.11	$0.46

Weighted average number of shares outstanding
Basic	866	866
Diluted	866	866

The accompanying notes are an integral part of the Unaudited Condensed Combined Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net income from operations	$102	$403
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments arising during period	(490)	96
Pension and post-retirement benefit plan adjustments	5	5
Other comprehensive (loss) income, net of tax	(485)	101
Comprehensive (loss) income	(383)	504
Less: Comprehensive income attributable to non-controlling interest	(4)	(8)
Comprehensive (loss) income attributable to common shareowners	$(387)	$496
The accompanying notes are an integral part of the Unaudited Condensed Combined Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$768	$952
Accounts receivable, net (Note 5 and Note 6)	2,674	2,726
Contract assets, current	651	622
Inventories, net	1,556	1,332
Other assets, current	319	327
Total current assets	5,968	5,959
Future income tax benefits	454	500
Fixed assets, net	1,638	1,663
Operating lease right-of-use assets	865	832
Intangible assets, net	1,014	1,083
Goodwill	9,648	9,884
Pension and post-retirement assets	473	490
Equity method investments	1,664	1,739
Other assets	277	256
Total Assets	$22,001	$22,406

Liabilities and Equity
Accounts payable (Note 5)	$1,776	$1,701
Accrued liabilities	1,972	2,088
Contract liabilities, current	485	443
Current portion of long-term debt	218	237
Total current liabilities	4,451	4,469
Long-term debt	11,029	82
Future pension and post-retirement obligations	456	456
Future income tax obligations	1,161	1,099
Operating lease liabilities	708	682
Other long-term liabilities	1,170	1,183
Total Liabilities	18,975	7,971
Commitments and contingent liabilities (Note 17)
UTC Net investment
UTC Net investment	4,433	15,355
Accumulated other comprehensive loss	(1,736)	(1,253)
Total UTC Net investment	2,697	14,102

Non-controlling interest	329	333
Total Equity	3,026	14,435
Total Liabilities and Equity	$22,001	$22,406
The accompanying notes are an integral part of the Unaudited Condensed Combined Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Equity Balance at January 1	$14,435	$14,269
UTC Net Investment
Balance at January 1	15,355	15,132
Net income	96	400
Net transfers to UTC	(11,014)	(81)
Adoption impact of ASU 2018-02	—	9
Adoption impact of ASU 2016-13 (Note 2)	(4)	—
Balance at March 31	4,433	15,460

Accumulated Other Comprehensive Loss
Balance at January 1	(1,253)	(1,215)
Other comprehensive (loss) income, net of tax	(483)	96
Adoption impact of ASU 2018-02	—	(9)
Balance at March 31	(1,736)	(1,128)

Non-Controlling Interest
Balance at January 1	333	352
Net income	6	3
Other comprehensive (loss) income, net of tax	(2)	5
Dividends attributable to non-controlling interest	(8)	(2)
Balance at March 31	329	358
Equity Balance at March 31	$3,026	$14,690
The accompanying notes are an integral part of the Unaudited Condensed Combined Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in millions)	2020	2019
Operating Activities
Net income from operations	$102	$403
Adjustments to reconcile net income from operations to net cash flows provided by (used in) operating activities, net of acquisitions and dispositions
Depreciation and amortization	81	85
Deferred income tax provision	135	15
Stock compensation costs	13	8
Equity method investment net earnings	(29)	(40)
Distributions from equity method investments	10	5
Impairment charge on minority owned joint venture investment	71	—
Changes in operating assets and liabilities
Accounts receivable, net	(19)	(148)
Contract assets, current	(39)	(51)
Inventories, net	(264)	(230)
Other assets, current	(10)	8
Accounts payable and accrued liabilities	(24)	(227)
Contract liabilities, current	51	27
Pension contributions	(25)	(22)
Other operating activities, net	(6)	(16)
Net cash flows provided by (used in) operating activities	47	(183)

Investing Activities
Capital expenditures	(48)	(41)
Dispositions of businesses (Note 9)	—	1
Other investing activities, net	(80)	(3)
Net cash flows used in investing activities	(128)	(43)

Financing Activities
(Decrease) increase in short-term borrowings, net	(44)	6
Issuance of long-term debt	10,961	52
Repayment of long-term debt	(34)	(1)
Dividends paid to non-controlling interest	(8)	(2)
Net transfers to UTC	(10,948)	(89)
Other financing activities, net	(3)	(23)
Net cash flows used in financing activities	(76)	(57)
Effect of foreign exchange rate changes on cash and cash equivalents	(28)	16
Net decrease in cash and cash equivalents and restricted cash	(185)	(267)
Cash, cash equivalents and restricted cash, beginning of period	957	1,134
Cash, cash equivalents and restricted cash, end of period	772	867
Less: restricted cash	4	4
Cash and cash equivalents, end of period	$768	$863
The accompanying notes are an integral part of the Unaudited Condensed Combined Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Combined Financial Statements as of March 31, 2020 and for the quarters ended March 31, 2020 and 2019 are unaudited, and include all adjustments which consist of normal recurring adjustments considered necessary by management to fairly state our results of operations, financial position and cash flows. The results reported in the Unaudited Condensed Combined Financial Statements are not necessarily indicative of results that may be expected for any other interim period or the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's information statement, dated March 16, 2020, which was included as Exhibit 99.1 in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2020 (the "Information Statement").
Impact of the COVID-19 pandemic on first quarter results and forward looking impacts

A novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders.

Carrier is taking all prudent measures to protect the health and safety of our employees and has implemented work from home requirements, where possible, social distancing where working from home is not feasible including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.
The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by the U.S. Government, state and local government officials and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
As a result of the COVID-19 pandemic, the Company has experienced varied impacts across the business. We temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products but most of those facilities are now fully operational. We considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangible asset valuations. We also assessed whether or not COVID-19 impacts our significant assumptions regarding future income from our underlying assets or potentially changes our liabilities. In order to evaluate these impacts, we made forecast assumptions regarding future business activity that are subject to a wide range of uncertainties, including those noted in the prior paragraph. Because of the dynamic environment, in future periods, we will continue to evaluate whether these assumptions are reasonable. Based upon qualitative and, in certain cases, quantitative analyses, we determined that our goodwill and intangibles are not impaired. However, the fair value of one reporting unit exceeded its underlying carrying value by 20% and if future economic conditions are worse than our forecasted assumptions, we may need to re-assess the reporting unit’s goodwill for impairment.
We are focused on navigating the challenges presented by COVID-19 by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions include, but are not limited to, reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring, and assessing the timing and amount of dividends on our common stock. We believe we have sufficient liquidity to withstand the expected impact of COVID-19.
We are assessing the impact and availability of recently enacted global COVID-19 relief measures on our results of operations and liquidity, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which provides for payroll tax deferrals and credits, income tax estimate deferrals, and an increase to the income tax interest deduction limitation.

NOTE 1: DESCRIPTION OF THE BUSINESS
Carrier Global Corporation is a leading global provider of heating, ventilating, air conditioning ("HVAC"), refrigeration, and fire and security solutions. Carrier also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Carrier’s operations are classified into three segments: HVAC, Refrigeration, and Fire & Security. The HVAC and Refrigeration segments sell their products and solutions directly, including to building contractors and owners, transportation companies and retail stores, or indirectly through joint venture and other minority owned investments, independent sales representatives, distributors, wholesalers, dealers and retail outlets. These products and services are sold under the Carrier name and other brand names including Automated Logic, Bryant, CIAT, Day & Night, Heil, NORESCO, Riello, Carrier Commercial Refrigeration, Carrier Transicold, Sensitech and others. The Fire & Security segment, sells its products directly to customers, or indirectly through manufacturers’ representatives, distributors, dealers, value-added resellers and retailers. Fire & Security’s products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. These products and services are sold under brand names including Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Interlogix, Kidde, LenelS2, Marioff, Onity, Supra and others.

On November 26, 2018, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC") announced its intention to spin off Carrier, one of UTC's reportable segments, into a separate publicly traded company (the "Separation"). On April 3, 2020, UTC completed the Separation through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020 (the "Effective Time"). As a result of the Distribution, Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. See Note 10 – Borrowings and Lines of Credit and Note 3 – Earnings Per Share for additional information.
NOTE 2: BASIS OF PRESENTATION
The Unaudited Condensed Combined Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. The Unaudited Condensed Combined Financial Statements are derived from the consolidated financial statements and accounting records of UTC. They have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. The Unaudited Condensed Combined Financial Statements reflect periods prior to the Separation and thus are prepared on a "carve-out" basis, as described below.
The Unaudited Condensed Combined Statement of Operations include all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Costs for certain functions and services performed by UTC are directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC and certain pension and other post-retirement benefit costs (see Note 5 – Related Parties for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by UTC have been deemed settled in cash by Carrier to UTC in the period in which the cost was recorded in the Unaudited Condensed Combined Statement of Operations. Current and deferred income taxes have been determined based on Carrier's stand-alone results. However, because the Company has historically filed tax returns as part of UTC in certain jurisdictions, the Company’s actual tax balances may differ from those reported. The Company’s portion of income taxes for domestic and certain jurisdictions outside the United States are deemed settled in the period the related tax expense was recorded.
We entered into a transition services agreement ("TSA") with UTC and Otis Worldwide Corporation ("Otis") in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Because costs for these services historically were included in our operating results through expense allocations from UTC, we do not expect the costs associated with the TSA to be materially different and, therefore, we do not expect such costs to materially affect our results of operations or cash flows after becoming an independent publicly traded company.

UTC used a centralized approach to cash management and financing its operations. Accordingly, none of the cash, third party debt or related interest expense of UTC has been allocated to Carrier in the Unaudited Condensed Combined Financial Statements. However, cash balances primarily associated with certain foreign entities that do not participate in UTC’s cash management program have been included in the Unaudited Condensed Combined Financial Statements. Transactions between UTC and Carrier are deemed settled immediately through UTC’s Net investment, other than those transactions which have historically been cash-settled and which are reflected in the Unaudited Condensed Combined Balance Sheet within Accounts receivable and Accounts payable. The net effect of the deemed settled transactions is reflected in the Unaudited Condensed Combined Statement of Cash Flows as Net transfers to UTC within financing activities and in the Unaudited Condensed Combined Balance Sheet as UTC’s Net investment (see Note 5 – Related Parties for additional information).
All significant intra-company accounts and transactions have been eliminated in the preparation of the Unaudited Condensed Combined Financial Statements. The Unaudited Condensed Combined Financial Statements of the Company include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company.
All of the allocations and estimates in the Unaudited Condensed Combined Financial Statements are based on assumptions that management believes are reasonable. However, the Unaudited Condensed Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Company in the future, or if the Company had been a separate, stand-alone entity during the periods presented.
Non-controlling interest represents the non-controlling investors’ interests in the results of subsidiaries that we control and combine.
Certain immaterial amounts presented in the Information Statement have been reclassified to conform to the current period presentation. Included in these presentation changes, we reclassified the Current portion of long-term debt from Accrued liabilities for 2019 on the accompanying Unaudited Condensed Combined Balance Sheet.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modifies the credit loss model to utilize an expected loss methodology in place of an incurred loss methodology for financial instruments, including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect the measurement of credit losses for newly recognized financial assets as well as the expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition. The Company adopted the Credit Loss Standard effective January 1, 2020 utilizing a modified retrospective approach and adoption did not have a significant impact on the Company's Unaudited Condensed Combined Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of the goodwill allocated to that reporting unit. Additionally, this ASU requires the same impairment testing methodology for all reporting units, even those with a zero or negative carrying amount of net assets and requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a significant impact on the Company's Unaudited Condensed Combined Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this ASU effective January 1, 2020 and the adoption of this ASU did not have a significant impact on the Company's Unaudited Condensed Combined Financial Statements.

NOTE 3: EARNINGS PER SHARE
On April 3, 2020, the date of the Separation, 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For the quarters ended March 31, 2020 and 2019, these shares are treated as issued and outstanding from January 1, 2020 and 2019, respectively, for purposes of calculating historical earnings per share. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no equity awards of Carrier outstanding prior to the Separation.

(dollars in millions, except per share amounts; shares in millions)	March 31, 2020	March 31, 2019
Net income attributable to common shareowners	$96	$400

Basic weighted average number of shares outstanding	866	866
Diluted weighted average number of shares outstanding	866	866

Earnings Per Share
Basic	$0.11	$0.46
Diluted	$0.11	$0.46

NOTE 4: REVENUE RECOGNITION
Contract Assets and Liabilities. Total contract assets and liabilities as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Contract assets, current	$651	$622
Contract assets, non-current (included within Other assets)	90	57
Total contract assets	741	679
Contract liabilities, current	(485)	(443)
Contract liabilities, non-current (included within Other long-term liabilities)	(168)	(168)
Total contract liabilities	(653)	(611)
Net contract assets	$88	$68
Contract assets increased $62 million for the quarter ended March 31, 2020, primarily due to the timing of billings on customer contracts and contract completions. Contract liabilities increased $42 million for the quarter ended March 31, 2020, primarily due to customer billings in excess of revenue earned.
For the quarters ended March 31, 2020 and 2019, we recognized revenue of $144 million and $178 million, respectively, related to contract liabilities as of January 1, 2020 and 2019.
Remaining Performance Obligations ("RPO"). As of March 31, 2020, our total RPO was approximately $5.1 billion compared with $4.7 billion as of December 31, 2019. Of the total RPO as of March 31, 2020, we expect approximately 66% will be recognized as sales over the following 12 months.
See Note 18 – Segment Financial Data which provides incremental disclosures required by Accounting Standard Codification ("ASC") 606 – Revenue from Contracts with Customers.

NOTE 5: RELATED PARTIES
Historically, Carrier has been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, certain shared costs have been allocated to the Company and are reflected as expenses in the Unaudited Condensed Combined Financial Statements.
Related Party Sales. During the historical periods presented, the Company sold products and services to UTC and its other affiliates. Product sales in the Unaudited Condensed Combined Statement of Operations include sales to UTC and affiliates of UTC other than Carrier of $3 million and $6 million for the quarters ended March 31, 2020 and 2019, respectively.
Allocated Centralized Costs. UTC incurred corporate costs for services provided to the Company as well as to other UTC businesses. These services included treasury, tax, accounting, human resources, internal audit, legal, purchasing, information technology and other services. The costs associated with these services generally included all payroll and benefit costs as well as related overhead costs. UTC also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in UTC sponsored plans. UTC corporate costs were either specifically attributed and charged to Carrier, when possible, or allocated to the Company. Allocations were based on direct usage where identifiable and on a number of other utilization measures including headcount, proportionate usage and net sales. All such amounts were deemed incurred and settled by the Company in the period in which the costs were recorded and are included in the UTC Net investment.
The allocated centralized costs for the quarters ended March 31, 2020 and 2019 were $43 million and $54 million, respectively, and are primarily included in Selling, general and administrative in the Unaudited Condensed Combined Statement of Operations.
The expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Company for the quarters ended March 31, 2020 and 2019. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, differences in management approach, a need for more or fewer employees or other factors. In addition, the Company's future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we have incurred pre-Separation costs of approximately $45 million for the quarter ended March 31, 2020, primarily recorded in Selling, general and administrative in the Unaudited Condensed Combined Statement of Operations, which primarily consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional services fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent publicly traded company. Carrier did not incur costs in connection with the Separation for the quarter ended March 31, 2019.
Cash Management and Financing. The Company participated in UTC’s centralized cash management and financing programs. Cash receipts and disbursements were executed through centralized systems, which were operated by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net investment. The majority of external debt was financed by UTC, and financing decisions for wholly and majority owned subsidiaries were determined by UTC. See Note 1 – Description of the Business for additional information. The Company’s cash that was excluded from UTC's centralized cash management and financing programs is classified as Cash and cash equivalents in the Unaudited Condensed Combined Balance Sheet.
During the quarter ended March 31, 2020, net liabilities of $79 million were contributed to the Company by UTC which primarily consisted of deferred tax assets and liabilities and fixed assets. These non-cash contributions are recorded as Net transfers to UTC on the Unaudited Condensed Combined Statement of Changes in Equity through UTC Net investment.
Accounts Receivable and Payable. Certain related party transactions between the Company and UTC were included within UTC Net investment in the Unaudited Condensed Combined Balance Sheet in the periods presented when the related party transactions were not settled in cash. The UTC Net investment includes related party receivables due from UTC and its affiliates of $3 million and $16 billion as of March 31, 2020 and December 31, 2019, respectively. The UTC Net investment includes related party payables due to UTC and its affiliates of $258 million and $3 billion as of March 31, 2020 and December 31, 2019, respectively. Interest income and expense related to activity with UTC that was historically included in Carrier’s results is presented on a net basis in the Unaudited Condensed Combined Statement of Operations. There was $0 million and $28 million of interest income on activity with UTC for the quarters ended March 31, 2020 and 2019, respectively. Interest expense on activity with UTC was $0 million and $16 million for the quarters ended March 31, 2020 and 2019, respectively. The effect of the settlement of these related party transactions is included in financing activity in the Unaudited Condensed Combined Statement of Cash Flows.
Additionally, certain transactions between Carrier and UTC and its affiliates were cash-settled and are reflected in the Unaudited Condensed Combined Balance Sheet within Accounts receivable and were $1 million and $6 million as of March 31, 2020 and December 31, 2019, respectively. Accounts payable includes $0 million and $4 million at March 31, 2020 and December 31, 2019, respectively, related to such transactions.
Equity Method Investments. Carrier sells products to and purchases products from uncombined entities accounted for under the equity method, which are considered related parties. During the quarters ended March 31, 2020 and 2019, Product sales in the Unaudited Condensed Combined Statement of Operations included sales to equity method investees of $344 million and $394 million, respectively. During the quarters ended March 31, 2020 and 2019, Cost of products sold in the Unaudited Condensed Combined Statement of Operations included purchases from equity method investees of $77 million and $77 million, respectively. Carrier had receivables from equity method investees of $191 million and $137 million at March 31, 2020 and December 31, 2019, respectively. Carrier also had payables to equity method investees of $38 million and $55 million at March 31, 2020 and December 31, 2019, respectively. The receivables and payables are included in Accounts receivable, net and Accounts payable on the Unaudited Condensed Combined Balance Sheet.
The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment. During the quarter ended March 31, 2020, we determined that indicators of impairment existed for a minority owned joint venture investment in the portfolio. We performed a valuation of this investment, based on the income approach using the discounted cash flow method, and determined that the loss in value was other-than-temporary, due to a reduction in sales and earnings driven by deterioration in the oil and gas industry, the joint venture's primary market, and the impact of the COVID-19 pandemic, among other factors. As a result, we recorded a non-cash other-than-temporary impairment charge of $71 million on this investment during the quarter ended March 31, 2020 which is included in Other (expense) income, net on the accompanying Unaudited Condensed Combined Statement of Operations.
NOTE 6: ACCOUNTS RECEIVABLE, NET
The Company is exposed to credit losses primarily through the sales of products and services to commercial customers, which are recorded as Trade receivables. We evaluate a customer’s ability to pay by assessing creditworthiness, historical experience and current conditions. We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. We evaluate the reasonableness of the allowance for credit losses on a quarterly basis or when events and circumstances warrant. In addition to credit quality indicators, factors considered in our evaluation of collectability include the underlying value of any collateral or security interests, past due balances, historical losses, and existing economic conditions including country and political risk. In certain circumstances, we may require collateral or prepayment to mitigate credit risk.
We determine receivables are impaired when, based on historical experience, current information and events and a reasonable forecast period, we may be unable to collect amounts due according to the contractual terms of an agreement. Estimated credit losses are written off in the period in which an accounts receivable is determined to be no longer collectible.
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2020	December 31, 2019
Trade receivables	$2,377	$2,444
Receivables from affiliates	191	143
Other receivables	169	184
Accounts receivable	2,737	2,771
Less: Allowance for expected credit losses	(63)	(45)
Accounts receivable, net	$2,674	$2,726

The changes in the allowance for expected credit losses related to Accounts receivable are as follows:

(dollars in millions)
Balance at January 1, 2020	$45
Current period provision for expected credit losses	12
Other (including impact of adoption of ASU 2016-13)	6
Balance at March 31, 2020	$63

NOTE 7: INVENTORIES, NET

(dollars in millions)	March 31, 2020	December 31, 2019
Raw materials	$335	$290
Work-in-process	147	120
Finished goods	1,074	922
Inventories, net	$1,556	$1,332

Raw materials, work-in-process and finished goods are net of valuation reserves of $153 million and $152 million as of March 31, 2020 and December 31, 2019, respectively.
NOTE 8: FIXED ASSETS, NET
Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives.

(dollars in millions)	Estimated Useful Lives (Years)	March 31, 2020	December 31, 2019
Land		$106	$113
Buildings and improvements	40	1,099	1,138
Machinery, tools and equipment	3 to 25	1,924	1,924
Rental assets	3 to 12	389	395
Other, including assets under construction		194	188
Fixed assets, gross		3,712	3,758
Accumulated depreciation		(2,074)	(2,095)
Fixed assets, net		$1,638	$1,663
Depreciation expense was $56 million and $54 million for the quarters ended March 31, 2020 and 2019, respectively.

NOTE 9: BUSINESS ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLE ASSETS
Business Acquisitions and Dispositions. There were no significant acquisitions or divestitures during the quarters ended March 31, 2020 and 2019.
Goodwill. The changes in the carrying amount of goodwill are as follows:

(dollars in millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of January 1, 2020	$5,351	$1,228	$3,305	$9,884
Foreign currency translation	(204)	(50)	18	(236)
Balance at March 31, 2020	$5,147	$1,178	$3,323	$9,648

Intangible Assets, net. Identifiable intangible assets are comprised of the following:

	March 31, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Customer relationships	$1,448	$(1,142)	$1,479	$(1,154)
Patents and trademarks	284	(201)	287	(201)
Monitoring lines	62	(49)	67	(52)
Service portfolios and other	624	(509)	629	(506)
	2,418	(1,901)	2,462	(1,913)
Unamortized:
Trademarks and other	497	—	534	—
Intangible assets, net	$2,915	$(1,901)	$2,996	$(1,913)

Amortization of Intangible assets was $25 million and $31 million for the quarters ended March 31, 2020 and 2019, respectively.
NOTE 10: BORROWINGS AND LINES OF CREDIT
As of March 31, 2020, we had entered into, but not utilized, a $2.0 billion unsecured, unsubordinated commercial paper program. We plan to use our commercial paper borrowings for general corporate purposes, including the funding of working capital and potential acquisitions. On February 10, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "revolving credit facility"). The revolving credit facility was not available to Carrier or its subsidiaries until after the Separation. The revolving credit facility will support our commercial paper program and support our cash requirements. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of March 31, 2020.
On February 10, 2020, we entered into a $1.75 billion term loan credit agreement that provides an unsecured, unsubordinated credit facility which expires on February 10, 2023 (the "term loan credit facility"). Borrowings under the term loan credit facility are subject to a variable interest rate based on LIBOR plus a ratings-based margin, which was 112.5 basis points as of March 31, 2020.
On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term notes in six series with maturity dates ranging from 2023 through 2050. The notes were issued pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.
The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary to financings of this type, that among other things, limit Carrier and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the revolving credit agreement and term loan credit agreement contain a financial covenant that requires us to not exceed a maximum consolidated total net leverage ratio that will be tested beginning with the fiscal quarter ending on September 30, 2020.
On March 27, 2020, Carrier drew $1.75 billion on the term loan credit facility. The proceeds from the notes and the term loan credit facility were used to distribute $10.9 billion to UTC in connection with the Separation.

Long-term debt, all of which was issued during the quarter ended March 31, 2020 except for Other long-term debt, consisted of the following:

(dollars in millions)
Debt Description	Interest Rate		Due Date	March 31, 2020		December 31, 2019
3-Year Term Loan Credit Facility	2.195%	1	February 10, 2023	$1,750	2	$—
3-Year Fixed Rate Notes	1.923%		February 15, 2023	500	2	—
5-Year Fixed Rate Notes	2.242%		February 15, 2025	2,000	2	—
7-Year Fixed Rate Notes	2.493%		February 15, 2027	1,250	2	—
10-Year Fixed Rate Notes	2.722%		February 15, 2030	2,000	2	—
20-Year Fixed Rate Notes	3.377%		April 05, 2040	1,500	2	—
30-Year Fixed Rate Notes	3.577%		April 05, 2050	2,000	2	—
Other (including project financing obligations and finance leases)				326		319

Total principal long-term debt				11,326		319
Other (discounts and debt issuance costs)				(79)	2	—
Total debt				11,247		319
Less: current portion of long-term debt				218		237
Long-term debt, net of current portion				$11,029		$82

1 The interest rate on the term loan is variable based on six month LIBOR of 1.07% plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

We issued $40 million and $52 million of debt during the quarters ended March 31, 2020 and 2019, respectively, relating to project financing arrangements. Long-term debt repayments during the quarters ended March 31, 2020 and 2019 were $34 million and $1 million, respectively.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(dollars in millions)
2020	$218
2021	$70
2022	$28
2023	$2,260
2024	$—
Thereafter	$8,750

The average maturity of our long-term debt at March 31, 2020 is approximately 11 years and the average interest rate on our total borrowings for the quarter ended March 31, 2020 is approximately 2.7%. Interest expense associated with long-term debt for the quarter ended March 31, 2020 was $31 million. Included in interest expense on the accompanying Unaudited Condensed Combined Statement of Operations is accrued interest of $25 million, debt issuance costs of $5 million and amortization of debt issuance costs of $0.7 million.

NOTE 11: EMPLOYEE BENEFIT PLANS
Pension Plans. The Company sponsors both funded and unfunded domestic and international defined pension and other post-retirement benefit plans, and defined contribution plans. Additionally, the Company contributes to various domestic and international multi-employer defined pension and other post-retirement benefit plans.
Contributions to the plans were as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Defined benefit plans	$25	$22
Defined contribution plans	$30	$25
Multi-employer pension plans	$5	$5

The following table illustrates the components of net periodic pension benefits for our defined pension and post-retirement benefit plans:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Service cost	$8	$8
Interest cost	13	17
Expected return on plan assets	(35)	(39)
Amortization of prior service credit	1	1
Recognized actuarial net loss	5	2
Net settlement, curtailment and special termination benefit loss	1	—
Net periodic pension benefit	$(7)	$(11)

UTC Sponsored Defined Benefit Plans. Defined benefit pension and post-retirement benefit plans sponsored by UTC have been accounted for as multi-employer plans in the Unaudited Condensed Combined Financial Statements, in accordance with ASC Topic 715-30: Defined Benefit Plans – Pension and ASC Topic 715-60: Defined Benefit Plans – Other Post-retirement. ASC Topic 715: Compensation-Retirement Benefits, which provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included in the Unaudited Condensed Combined Balance Sheet.

The pension and post-retirement expenses associated with the UTC plans were allocated to the Company and reported in Cost of products, Cost of services sold, Selling, general and administrative and Non-service pension benefit on the accompanying Unaudited Condensed Combined Statement of Operations. The pension and post-retirement expenses were as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Service cost	$—	$4
Non-service pension benefit	(2)	(20)
Total net periodic benefit	$(2)	$(16)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
A summary of the changes in each component of Accumulated other comprehensive (loss), net of tax for the quarters ended March 31, 2020 and 2019 were as follows:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive (Loss)
Balance as of January 1, 2020	$(780)	$(473)	$(1,253)
Other comprehensive loss before reclassifications, net	(488)	—	(488)
Amounts reclassified, pre-tax	—	6	6
Tax benefit reclassified	—	(1)	(1)
Balance as of March 31, 2020	$(1,268)	$(468)	$(1,736)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive (Loss)
Balance as of January 1, 2019	$(834)	$(381)	$(1,215)
Other comprehensive income before reclassifications, net	91	2	93
Amounts reclassified, pre-tax	—	3	3
ASU 2018-02 adoption impact	—	(9)	(9)
Balance as of March 31, 2019	$(743)	$(385)	$(1,128)

Amounts reclassified related to defined benefit pension and post-retirement plans include amortization of prior service costs and recognized actuarial net losses. These costs are recorded as components of net periodic pension cost for each period presented (see Note 11 – Employee Benefit Plans for additional details).
NOTE 13: INCOME TAXES
The effective tax rate for the quarter ended March 31, 2020 was 65.4% compared with 25.8% for the quarter ended March 31, 2019. This increase is primarily the result of a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward as a result of separation-related activities, a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings, and the impact of a non-deductible impairment charge of $71 million on a minority owned joint venture investment.
The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain non-U.S. deferred tax assets. We will continue to evaluate the impact that COVID-19 may have on the future realizability of a portion of the remaining non-US deferred tax assets.
Carrier conducts business globally and, as a result, files income tax returns in U.S. federal and various state and foreign jurisdictions. In certain jurisdictions, Carrier's operations are included in the combined tax returns with UTC for the period up through the Separation. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, Netherlands, Singapore, the United Kingdom and the United States. With few exceptions, Carrier is no longer subject to U.S. federal, state and local and non-U.S. income tax examinations for tax years before 2010.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net decrease in unrecognized tax benefit of $15 million to $30 million may occur within 12 months as a result of additional worldwide uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, or in the courts, or due to the closure of tax statutes and the Separation.
NOTE 14: RESTRUCTURING COSTS
During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $5 million and $33 million, respectively, for new and ongoing restructuring actions in our segments as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
HVAC	$2	$17
Refrigeration	—	3
Fire & Security	3	13
Total restructuring costs	$5	$33

Restructuring charges incurred during the quarters ended March 31, 2020 and 2019 primarily relate to actions initiated during 2020 and 2019, and are recorded as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Cost of sales	$1	$5
Selling, general and administrative	4	28
Total restructuring costs	$5	$33

2020 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs of $2 million for restructuring actions initiated in 2020, consisting of $1 million in Cost of sales and $1 million in Selling, general and administrative. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We are targeting to complete the majority of the remaining actions in 2021.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals as of January 1, 2020	$—	$—	$—
Net pre-tax restructuring costs	2	—	2
Utilization, foreign exchange and other costs	—	—	—
Balance as of March 31, 2020	$2	$—	$2

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred - Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
HVAC	$3	$(1)	$2
Refrigeration	—	—	—
Fire & Security	1	(1)	—
Eliminations and other	—	—	—
Total	$4	$(2)	$2

2019 Actions. During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $3 million and $25 million, respectively, for restructuring actions initiated in 2019, consisting of $0 million and $2 million in Cost of products and Cost of services sold and $3 million and $23 million in Selling, general and administrative, respectively. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accruals as of January 1, 2020	$43	$1	$44
Net pre-tax restructuring costs	3	—	3
Utilization, foreign exchange and other costs	(14)	(1)	(15)
Balance as of March 31, 2020	$32	$—	$32

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred - Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
HVAC	$53	$(51)	$(1)	$1
Refrigeration	16	(14)	—	2
Fire & Security	49	(43)	(2)	4
Eliminations and other	2	(2)	—	—
Total	$120	$(110)	$(3)	$7

2018 and Prior Actions. During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $0 million and $8 million, respectively, for restructuring actions initiated in 2018 and prior. As of March 31, 2020 and 2019, we had approximately $13 million and $47 million, respectively, of accrual balances remaining related to 2018 and prior actions.

NOTE 15: GUARANTEES
The Company provides service and warranty coverage on its products and extends performance and operating cost guarantees beyond normal service and warranty coverage on some of its products. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are recorded to accruals based on claims data and historical experience. The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Unaudited Condensed Combined Balance Sheet, for the quarters ended March 31, 2020 and 2019 are as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Balance as of January 1	$488	$473
Warranties and performance guarantees issued	35	40
Settlements made	(39)	(36)
Other	(3)	—
Balance as of March 31	$481	$477

NOTE 16: FAIR VALUE MEASUREMENTS

In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in our Unaudited Condensed Combined Balance Sheet:

March 31, 2020
(dollars in millions)	Total		Level 1	Level 2	Level 3
Recurring fair value measurement:
Derivative assets	$23	1	$—	$23	$—
Derivative liabilities	$(10)	2	$—	$(10)	$—

1 Included in Other assets, current on the accompanying Unaudited Condensed Combined Balance Sheet
2 Included in Accrued liabilities on the accompanying Unaudited Condensed Combined Balance Sheet

Valuation Techniques. Our derivative assets and liabilities are measured at fair value using internal models based on observable market inputs, such as forward, interest, contract and discount rates.

The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in our Unaudited Condensed Combined Balance Sheet:

	March 31, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt (excluding finance leases)	$11,241	$10,634	$313	$313

The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Unaudited Condensed Combined Balance Sheet:

March 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$10,634	$8,565	$—	$2,069

December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$313	$—	$—	$313

Valuation Techniques. Based on the information available as of March 31, 2020, the fair value of the term loan credit facility was estimated on the basis of the present value of the expected future cash flows contractually due in accordance with the terms of the term loan credit agreement, a Level 3 measurement. The cash flows were discounted using the LIBOR rate at the valuation date based on the terms of the term loan credit agreement, adjusted for any change in credit risk premium. At March 31, 2020, the project financing obligations included in Long-term debt approximate their fair value. During the quarters ended March 31, 2020 and 2019, there were no significant transfers in or out of levels 1, 2, or 3.

The following tables present changes during the quarters ended March 31, 2020 and 2019 in Level 3 liabilities not measured at fair value on a recurring basis:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Fair value as of January 1	$313	$291
Issuances	1,790	52
Settlements	(34)	(1)
Fair value as of March 31	$2,069	$342

NOTE 17: CONTINGENT LIABILITIES
Except as otherwise noted, the Company is unable to predict the final outcome of these matters based on the information currently available; however, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows, or financial condition.
Environmental. The Company’s operations are subject to environmental regulation by various authorities. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. As of March 31, 2020 and December 31, 2019, the outstanding liability for environmental obligations was $218 million and $217 million, respectively, of which $13 million and $14 million, respectively, is included in Accrued liabilities and $205 million and $203 million, respectively, is included in Other long-term liabilities on the accompanying Unaudited Condensed Combined Balance Sheet.
Legal Proceedings. Asbestos Matters – The Company and its combined subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain of Carrier’s products or business premises. While the Company has never manufactured asbestos and no longer incorporates it in to any currently-manufactured products, certain products that Carrier no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment, or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos related claims were not material individually or in the aggregate in any period.
The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts. As of March 31, 2020, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $255 million to $290 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $255 million, which is principally recorded in Other long-term liabilities on the Unaudited Condensed Combined Balance Sheet as of March 31, 2020. This amount is undiscounted and excludes the Company’s legal fees to defend the asbestos claims, which will continue to be expensed as incurred. In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $104 million, which is included primarily in Other assets on the Unaudited Condensed Combined Balance Sheet as of both March 31, 2020 and December 31, 2019.
Other. As described in Note 15 – Guarantees, the Company extends performance and operating cost guarantees beyond the normal warranty and service policies for extended periods on some of its products. The Company typically accrues its estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.
In the ordinary course of business, Carrier is routinely a defendant in, party to or otherwise subject to pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows, or financial condition.
NOTE 18: SEGMENT FINANCIAL DATA
Carrier’s operations are classified into three principal segments: HVAC, Refrigeration, and Fire & Security.
HVAC provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers, while enhancing building performance, energy efficiency and sustainability.

Refrigeration is comprised of transport refrigeration and commercial refrigeration products and solutions. Transport refrigeration products and services include refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail.

Fire & Security includes a wide range of residential and building systems, including fire, flame, gas, smoke and carbon monoxide detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems. Other fire and security service offerings include audit, design, installation and system integration, as well as aftermarket maintenance and repair and monitoring services.
Segment Information. Segment information for the periods presented are as follows:

	Net Sales		Operating Profit
	For the Quarters Ended March 31,		For the Quarters Ended March 31,
(dollars in millions)	2020	2019	2020	2019
HVAC	$1,959	$2,168	$167	$293
Refrigeration	808	962	99	127
Fire & Security	1,206	1,290	120	132
Total segment	3,973	4,420	386	552
Eliminations and other	(85)	(97)	(35)	(17)
General corporate expenses	—	—	(36)	(35)
Combined	$3,888	$4,323	$315	$500

Geographic External Sales. Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the quarters ended March 31, 2020 and 2019.

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
United States Operations	$2,011	$2,219
International Operations
Europe	1,179	1,292
Asia Pacific	519	612
Other	179	200
Combined	$3,888	$4,323

Segment sales disaggregated by product and service are as follows:

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Sales Type
Product	$1,657	$1,861
Service	302	307
HVAC sales	1,959	2,168
Product	713	867
Service	95	95
Refrigeration sales	808	962
Product	860	935
Service	346	355
Fire & Security sales	1,206	1,290
Total segment sales	3,973	4,420
Eliminations and other	(85)	(97)
Combined	$3,888	$4,323

NOTE 19: SUBSEQUENT EVENTS
Distribution from UTC. On April 3, 2020, the Separation was completed through the Distribution of all of the outstanding common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of the Company’s common stock, par value $0.01 per share in the Distribution. As a result of the Distribution, which was effective at the Effective Time, UTC shareowners of record received one share of the Company’s common stock for every one share of UTC common stock. As a result of the Distribution, Carrier became an independent, publicly traded company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange.
In connection with the Separation, the Business entered into several agreements with UTC and Otis, including a separation and distribution agreement that sets forth certain agreements with UTC and Otis regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Otis and Carrier as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements that we entered into that govern aspects of our relationship with UTC and Otis following the Separation include:
Transition Services Agreement. We entered into a TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services.
Tax Matters Agreement. We entered into a tax matters agreement (the "TMA") with UTC and Otis that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Carrier generally is responsible for federal, state and foreign taxes imposed on a separate return basis upon Carrier (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The

TMA also imposes restrictions on each of Carrier and Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.
Employee Matters Agreement and Intellectual Property Agreement. We entered into an employee matters agreement and intellectual property agreement with UTC and Otis in connection with the Separation.

With respect to the Unaudited Condensed Combined Financial Statements of Carrier for the quarters ended March 31, 2020 and 2019, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated May 11, 2020, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Combined Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended for its report on the Unaudited Condensed Combined Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed combined balance sheet of Carrier Global Corporation (the “Company”) as of March 31, 2020, and the related condensed combined statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Company as of December 31, 2019, and the related combined statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet information as of December 31, 2019 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
May 11, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
Separation from United Technologies Corporation

On April 3, 2020, UTC completed the Separation through the Distribution of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at the Effective Time. As a result of the Distribution, UTC shareowners of record received one share of the Company's common stock for every one share of UTC common stock and Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. See Note 10 – Borrowings and Lines of Credit and Note 3 – Earnings Per Share to the Unaudited Condensed Combined Financial Statements for additional information.
These Unaudited Condensed Combined Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. The Unaudited Condensed Combined Financial Statements are derived from the consolidated financial statements and accounting records of UTC. They have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. The Unaudited Condensed Combined Financial Statements reflect periods prior to the Separation and thus are prepared on a "carve-out" basis, as described below.
The Unaudited Condensed Combined Financial Statements include all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Costs for certain functions and services performed by UTC are directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC.
We entered into a TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Because costs for these services historically were included in our operating results based on allocations from UTC, we do not expect the costs associated with the TSA to be materially different and we do not expect such costs to materially affect our results of operations, cash flows or financial condition after becoming an independent publicly traded company.
Subsequent to the Separation, we will incur expenditures consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other transaction-related costs. Additionally, we will incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. Our preliminary estimates of these additional recurring costs expected to be incurred annually are approximately $80 million to $110 million greater than the expenses historically allocated to us from UTC, and primarily relate to Selling, general and administrative expenses. We believe our cash flow from operations will be sufficient to fund these additional corporate expenses.
In connection with the Separation, we entered into a TMA with UTC and Otis that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Carrier generally is responsible for federal, state and foreign taxes imposed on a separate return basis upon Carrier (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Carrier and Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. For additional discussion, see "Certain Relationships and Related Party Transactions," in the Information Statement.

In connection with the Separation, we also entered into an employee matters agreement and intellectual property agreement with UTC and Otis. These agreements are not expected to have a material impact on the financial results of Carrier. For additional discussion, see "Certain Relationships and Related Party Transactions" in the Information Statement.
In connection with the Separation, we completed financing transactions with an aggregate principal amount of $11.0 billion and we distributed approximately $10.9 billion of the proceeds of such financings to UTC in the form of cash dividends. As of March 31, 2020, we had $11.0 billion of outstanding principal indebtedness related to these financing transactions. See Note 10 – Borrowings and Lines of Credit to the Unaudited Condensed Combined Financial Statements for additional details regarding these financing transactions.
Business Summary

Carrier is a leading global provider of HVAC, refrigeration, fire and security solutions. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our innovative solutions promote smarter, safer and more sustainable buildings and infrastructure, and help to effectively preserve the freshness, quality and safety of perishables across a wide variety of industries. Our comprehensive range of products and services, reputation for quality and innovation and our industry-leading brands make us a trusted provider for our customers’ critical applications in the construction, transportation, security, food, retail, pharmaceutical and other industries.
Our worldwide operations are affected by industrial, economic and political factors on both a regional and global level. This includes mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population, rising standards of living and increasing energy and environmental regulation. We believe that growth in our businesses is supported by favorable secular trends, including these mega-trends, which underpin growth across our HVAC, Refrigeration and Fire & Security businesses. We also believe that we are well positioned to benefit from these long-term trends as a result of the strength of our industry-leading brands and track record of innovation.
The effects of climate change, such as extreme weather conditions, create financial risks to our business. For example, the demand for our products and services, such as residential air conditioning equipment, may be affected by unseasonable weather conditions. Demand for our HVAC products and services, representing our largest segment by sales, is seasonal and affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning products and services. Similarly, warmer than normal winters have the same effect on our heating products.
Our business is also affected by changes in the general level of economic activity, such as changes in business and consumer spending, construction activity and shipping activity. A change in building and remodeling activity also can affect our financial performance. In addition, our financial performance may be influenced by the production and utilization of transport equipment, including truck production cycles in North America and Europe.
Impact of the COVID-19 pandemic on first quarter results and forward looking impacts
COVID-19 surfaced in Wuhan, China in late 2019, and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders.
Carrier is taking all prudent measures to protect the health and safety of our employees and has implemented work from home requirements, where possible, social distancing where working from home is not feasible including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.
The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by the U.S. Government, state and local government officials and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.

As a result of the COVID-19 pandemic, the Company has experienced varied impacts across the business. We temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products but most of those facilities are now fully operational. We considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangible asset valuations. We also assessed whether or not COVID-19 impacts our significant assumptions regarding future income from our underlying assets or potentially changes our liabilities. In order to evaluate these impacts, we made forecast assumptions regarding future business activity that are subject to a wide range of uncertainties, including those noted in the prior paragraph. Because of the dynamic environment, in future periods, we will continue to evaluate whether these assumptions are reasonable. Based upon qualitative and, in certain cases, quantitative analyses, we determined that our goodwill and intangibles are not impaired. However, the fair value of one reporting unit exceeded its underlying carrying value by 20% and, if future economic conditions are worse than our forecasted assumptions, we may need to re-assess the reporting unit’s goodwill for impairment.
We are focused on navigating the challenges presented by COVID-19 by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions include, but are not limited to, reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring, and assessing the timing and amount of dividends on our common stock. We believe we have sufficient liquidity to withstand the expected impact of COVID-19.
We are assessing the impact and availability of recently enacted global COVID-19 relief measures on our results of operations and liquidity, including the CARES Act, which provides for payroll tax deferrals and credits, income tax estimate deferrals, and an increase to the income tax interest deduction limitation.
Our operations are organized into three segments: HVAC, Refrigeration and Fire & Security. Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers. Our Refrigeration segment provides refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Our Fire & Security products encompass a wide range of residential and commercial building systems and security and service solutions. Our customers are in both the public and private sectors, and our businesses reflect extensive geographic diversification. See Note 18 – Segment Financial Data to the Unaudited Condensed Combined Financial Statements for additional discussion of sales attributed to geographic regions.
Our earnings growth strategy contemplates earnings from organic sales growth, including growth from new product development and product improvements, structural cost reductions, operational improvements and incremental earnings from our investments in acquisitions.

Both acquisition and restructuring costs associated with business combinations are expensed as incurred. Depending on the nature and level of acquisition activity, our earnings could be adversely impacted due to acquisition and restructuring actions initiated in connection with the integration of businesses acquired. For additional discussion of acquisitions and restructuring, see "Liquidity and Financial Condition," "Restructuring Costs," Note 10 – Borrowings and Lines of Credit and Note 14 – Restructuring Costs to the Unaudited Condensed Combined Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the Unaudited Condensed Combined Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Information Statement, we describe the significant accounting estimates and policies used in the preparation of the Unaudited Condensed Combined Financial Statements. There have been no significant changes in our critical accounting estimates. However, we have reassessed our goodwill asset valuations as a result of the impact of the COVID-19 pandemic on our operational and financial performance.
We test our reporting units' goodwill for impairment by comparing the estimated fair value of each reporting unit to its carrying amount. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The financial forecast used to estimate the fair value of our reporting units incorporates assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. The significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, cost of products and services sold, selling, general and administrative expenses, depreciation and amortization, working capital and capital expenditures), income tax rates, long-term growth rates and a discount rate that appropriately reflects the risks inherent in each future cash flow stream.
In the quarter ended March 31, 2020, we qualitatively determined that the goodwill for all but one of our reporting units was not impaired. For one reporting unit with goodwill of $966 million, we performed a quantitative analysis and selected the assumptions used in the financial forecasts to estimate the reporting unit’s fair value using historical data, supplemented by current and anticipated market conditions, including estimated growth and discount rates, management’s plans and the anticipated impact of the COVID-19 pandemic on the reporting unit’s business and financial performance. Based upon our analysis, we determined that the goodwill was not impaired. However, the fair value of the reporting unit exceeded its underlying carrying value by 20%. A 100 basis-point increase in the discount rate used in the financial forecast would result in an impairment of approximately $175 million. Additionally, the estimated fair value of the reporting unit would be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecasts.
RESULTS OF OPERATIONS
Net Sales

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net sales	$3,888	$4,323
Percentage change	(10)%

The factors contributing to the total percentage change year-over-year in total net sales are as follows:

For the Quarter Ended March 31, 2020
Organic / Operational	(9)%
Foreign currency translation	(1)%
Total % change	(10)%

All three segments experienced organic sales decreases for the quarter ended March 31, 2020 reflecting lower demand for our products. HVAC decreased 9% organically primarily reflecting a decline in residential HVAC sales driven by lower seasonal furnace sales due to a warmer winter. Refrigeration declined 14% organically, primarily driven by lower volume in transport refrigeration due to weakness in North American and Europe truck/trailer as well as lower volume in commercial refrigeration due to weakness in Europe and Asia primarily driven by various regional closures attributed to the COVID-19 pandemic. Fire & Security decreased 5% organically primarily relating to facility shutdowns and delays in Asia and Europe as well as lower field service sales due to unplanned shutdowns across the region primarily attributed to the COVID-19 pandemic.
Cost of Products and Services Sold

	For the Quarter Ended March 31, 2020
(dollars in millions)	2020	2019
Total cost of products and services sold	$2,766	$3,097
Percentage change year-over-year	(11)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

For the Quarter Ended March 31, 2020
Organic / Operational	(9)%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(1)%
Restructuring	—%
Total % change	(11)%

The organic decrease in total cost of products and services sold for the quarter ended March 31, 2020 was primarily driven by lower product sales as noted previously.
Gross Margin

	For the Quarter Ended March 31, 2020
(dollars in millions)	2020	2019
Gross margin	$1,122	$1,226
Percentage of net sales	28.9%	28.4%

The 50 basis point increase in gross margin as a percentage of sales for the quarter ended March 31, 2020 was primarily driven by favorable material productivity and commodities, partially offset by the effects of lower volume, lower factory and field productivity and unfavorable product mix.
Research and Development

	For the Quarter Ended March 31, 2020
(dollars in millions)	2020	2019
Research and development	$98	$97
Percentage of net sales	2.5%	2.2%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. Expenses increased by 30 basis points as a percentage of net sales for the quarter ended March 31, 2020 primarily driven by increased investment in new products across all Carrier businesses.
Selling, General and Administrative

	For the Quarter Ended March 31, 2020
(dollars in millions)	2020	2019
Selling, general and administrative expenses	$692	$684
Percentage of net sales	17.8%	15.8%

The increase in Selling, general and administrative expenses in the quarter ended March 31, 2020 was primarily driven by $45 million of costs associated with the Separation, partially offset by lower restructuring costs of $24 million. The remaining year-over-year change primarily reflects lower employee compensation costs and reduced discretionary spending across Carrier's businesses. As a percentage of sales, the 200 basis point increase was primarily driven by the Separation costs noted previously.
We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. The amounts reflected previously include the impact of restructuring actions on Selling, general and administrative expenses. For additional discussion, see "Restructuring Costs" and Note 14 – Restructuring Costs to the Unaudited Condensed Combined Financial Statements.
Restructuring Costs

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Cost of sales	$1	$5
Selling, general and administrative	4	28
Total restructuring costs	$5	$33

Restructuring actions are a component of our operating margin improvement efforts and relate to existing and recently acquired operations. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demand for our products and services and prevailing market conditions.
2020 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring charges of $2 million relating to ongoing cost reduction actions initiated in 2020. For actions initiated in 2020, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2021. During the quarter ended March 31, 2020, we had no cash outflows related to the 2020 actions. As of March 31, 2020, we expect to incur additional restructuring and other charges of $2 million to complete these actions.
2019 Actions. During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring charges of $3 million and $25 million, respectively, for actions initiated in 2019. For actions initiated in 2019, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2020. During the quarter ended March 31, 2020, we had cash outflows of approximately $14 million related to the 2019 actions.
In addition, during the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $0 million and $8 million, respectively, for restructuring actions initiated in 2018 and prior.
Equity Method Investment Net Earnings

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Equity method investment net earnings	$29	$40

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Equity in earnings of uncombined equity method investments decreased in the quarter ended March 31, 2020 by $11 million, primarily due to lower earnings from our investments in HVAC joint ventures in the Middle East, Asia and Canada primarily due to the impact of COVID-19.

Other (Expense) Income, Net

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Other (expense) income, net	$(46)	$15

Other (expense) income, net primarily includes the impact of gains and losses related to our equity method investments or infrequently occurring items. The year-over-year change of $61 million for the quarter ended March 31, 2020, is primarily driven by an other-than-temporary impairment charge of $71 million on a minority owned joint venture investment.
Interest (Expense) Income, Net

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Interest expense	$(38)	$(26)
Interest income	1	30
Interest (expense) income, net	$(37)	$4

Prior to the Separation, Interest income and Interest expense relate primarily to interest on related party activity between Carrier and UTC. See "Liquidity and Financial Condition" in this Item 2 and Note 5 – Related Parties and Note 10 – Borrowings and Lines of Credit to the Unaudited Condensed Combined Financial Statements.

Interest (expense) income, net increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 due to the issuance of $9.25 billion of fixed rate notes and a $1.75 billion draw on our term loan, and a decrease in interest income earned on related party receivables due from UTC.
Income Taxes

	For the Quarters Ended March 31,
	2020	2019
Effective tax rate	65.4%	25.8%

The effective tax rate for the quarter ended March 31, 2020 was 65.4% compared with 25.8% for the quarter ended March 31, 2019. This increase primarily reflects a $51 million adjustment related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward as a result of Separation-related activities and an adjustment of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. The effective income tax rate for 2020 also reflects the impact of a non-deductible $71 million impairment charge on a minority owned joint venture investment. The effective tax rate for the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019 increased primarily as a result of the items noted above. We continue to monitor potential tax impacts from regulations finalized as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), as well as impacts from COVID-19.
For additional discussion of income taxes and the effective income tax rate, see Note 13 – Income Taxes to the Unaudited Condensed Combined Financial Statements.
Net Income Attributable to Common Shareowners

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net income attributable to common shareowners	$96	$400

Net income attributable to common shareowners for the quarter ended March 31, 2020 includes $5 million pre-tax ($4 million, net of tax benefit) of restructuring charges as well as the impact of the following:
•$71 million non-tax deductible impairment charge on a minority owned joint venture investment
•$50 million pre-tax ($38 million, net of tax benefit) Separation related costs including debt issuance costs
•$97 million tax adjustment as discussed in the section above entitled "Income Taxes."
Net income attributable to Common Shareowners for the quarter ended March 31, 2019 includes $33 million pre-tax ($24 million, net of tax benefit) of restructuring charges partially offset by a $13 million gain on the sale of an investment.
Segment Review
We determine our segments based on how our Chief Executive Officer, the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance, and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments, HVAC, Refrigeration, and Fire & Security based on net sales and operating profit. Adjustments to reconcile segment reporting to the combined results for the quarters ended March 31, 2020 and 2019 are included in "Eliminations and other."

Summary performance for each of our segments for the quarters ended March 31, 2020 and 2019 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
HVAC	$1,959	$2,168	$167	$293	8.5%	13.5%
Refrigeration	808	962	99	127	12.3%	13.2%
Fire & Security	1,206	1,290	120	132	10.0%	10.2%
Total segment	3,973	4,420	386	552	9.7%	12.5%
Eliminations and other	(85)	(97)	(35)	(17)	41.2%	17.5%
General corporate expenses	—	—	(36)	(35)	—	—
Combined	$3,888	$4,323	$315	$500	8.1%	11.6%

HVAC

Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers, while enhancing building performance, energy efficiency and sustainability. Our established brands include Automated Logic, Bryant, Carrier, CIAT, Day & Night, Heil, NORESCO and Riello. Products include air conditioners, heating systems, controls and aftermarket components, as well as aftermarket repair and maintenance services and building automation solutions. HVAC products and solutions are sold directly, including to building contractors and owners, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers, dealers and retail outlets, and through direct sales offices which sell, in part, to mechanical contractors.
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$1,959	$2,168	$(209)	(10)%
Operating profit	$167	$293	$(126)	(43)%

	Net Sales	Operating Profit
Organic / Operational	(9)%	(24)%
Foreign currency translation	(1)%	—%
Restructuring	—%	5%
Other	—%	(24)%
Total % change	(10)%	(43)%

The organic sales decrease of 9% was driven primarily by declines in residential HVAC (11%) and commercial HVAC (8%) sales. Residential HVAC sales were down primarily due to a reduction in gas furnace sales attributed to increased demand for furnaces in 2019 associated with a change in furnace fan efficiency ratings that went into effect in 2019 combined with a relatively mild 2020 winter. Lower commercial HVAC sales were primarily attributed to reductions in sales in China and Europe because of the COVID-19 pandemic.

The operational profit decrease of 24% was primarily attributed to lower sales volumes and unfavorable mix (23%), lower income from equity method investments (4%) and higher allocated research and development and general and administrative expenses (4%). These decreases were partially offset by favorable material productivity, commodities and restructuring (7%).

The 24% decrease in Other primarily reflects a non-cash other-than-temporary impairment charge of $71 million on a minority owned joint venture investment due to a reduction in sales and earnings driven by a deterioration in the oil and gas industry, the joint venture's primary market, and the impact of the COVID-19 pandemic, among other factors.

Refrigeration

Our Refrigeration segment includes transport refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Transport refrigeration products and cold chain monitoring solutions are used to enable the safe and reliable transport of food and beverages, medical supplies and other perishable cargo. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls. Our commercial refrigeration equipment solutions incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverage retail. Our Refrigeration products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Refrigeration products and services are sold directly, including to transportation companies and retail stores, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers and dealers.
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$808	$962	$(154)	(16)%
Operating profit	$99	$127	$(28)	(22)%

	Net Sales	Operating Profit
Organic / Operational	(14)%	(24)%
Foreign currency translation	(2)%	(1)%
Restructuring	—%	2%
Other	—%	1%
Total % change	(16)%	(22)%

The organic sales decrease of 14% was driven by declines in transport refrigeration sales (15%) and commercial refrigeration sales (13%). The decline in transport refrigeration sales was primarily due to a reduction in North America truck trailer sales attributed to a strong order backlog entering 2019 as well as declines in Europe and the container business. Commercial refrigeration sales declined primarily due to lower demand combined with the closure of new equipment installation sites because of the COVID-19 pandemic.
The operational profit decrease of 24% was primarily attributed to lower sales volumes and unfavorable mix (33%) and higher allocated general and administrative costs (3%). These decreases were partially offset by favorable initiatives related to material productivity, commodities and restructuring (7%), lower allocated research and development expenses (3%) and a favorable volume rebate reserve adjustment (2%).
The 1% increase in Other resulted from a gain on the sale of a cost method investment.

Fire & Security
Our Fire & Security segment provides a wide range of residential and building systems, including fire, flame, gas and smoke detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems. Other Fire & Security service offerings include audit, design, installation and system integration, as well as aftermarket maintenance and repair and monitoring services. Our established brands include Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Interlogix, Kidde, LenelS2, Marioff, Onity and Supra. Our Fire & Security products and solutions are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution.

Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$1,206	$1,290	$(84)	(7)%
Operating profit	$120	$132	$(12)	(9)%

	Net Sales	Operating Profit
Organic / Operational	(5)%	(12)%
Foreign currency translation	(2)%	—%
Restructuring	—%	8%
Other	—%	(5)%
Total % change	(7)%	(9)%

The organic sales decrease of 5% reflects lower product (4%) and field service (5%) sales. The decline in product sales was primarily driven by lower volume in Asia and the adverse impact of the wind-down of a fire products subsidiary. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns related to the COVID-19 pandemic.
The operational profit decrease of 12% was primarily attributed to lower sales volumes, net of favorable price (17%), higher reserves for customer credit losses and freight costs (6%) and higher inventory obsolescence reserves due to the wind-down of a residential intrusion business (2%). These decreases were partially offset by favorable initiatives related to material productivity and restructuring (8%) and lower selling expenses (5%).
The 5% decrease in Other primarily reflects Separation costs (2%) and the absence of prior year reserve adjustments (2%).
Eliminations and other and General corporate expenses

	Net Sales		Operating Profits
	For the Quarters Ended March 31,		For the Quarters Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(85)	$(97)	$(35)	$(17)
General corporate expenses	$—	$—	$(36)	$(35)

Eliminations and other reflects the elimination of sales, other income and operating profit resulting from activity between segments, net hedging and foreign exchange-related gains and losses, as well as other infrequently occurring items, such as divestiture transaction costs. In addition, Eliminations and other includes costs associated with the settlement and defense of potential future asbestos-related claims, insurance settlements on asbestos-related matters and the revision in the estimated liability for potential future asbestos-related claims. The year-over-year decrease in sales eliminations in the quarter ended March 31, 2020 as compared with the quarter ended March 31, 2019 reflects a decrease in the amount of inter-segment eliminations. The year-over-year decrease in operating profits is primarily due to $40 million of Separation-related costs in 2020, partially offset by lower inter-segment profit eliminations and research and development costs.
General corporate expenses remained consistent with the quarter ended March 31, 2019. General corporate expenses include allocations of corporate expenses from UTC, which are not necessarily indicative of our future expenses and do not necessarily reflect the results that Carrier may experience as an independent company for the periods presented.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$768	$952
Total debt	$11,247	$319
Net debt (total debt less cash and cash equivalents)	$10,479	$(633)
Total Equity	$3,026	$14,435
Total capitalization (total debt plus total equity)	$14,273	$14,754
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,505	$13,802
Total debt to total capitalization	79%
Net debt to net capitalization	78%

Carrier participated in UTC’s centralized cash pooling and financing programs. Historically, we independently generated operating cash flows sufficient to fund our working capital, capital expenditures and financing needs. Following the Separation, the capital structure and sources of liquidity for Carrier will change significantly. Carrier no longer participates in cash management and financing programs with UTC. Instead, Carrier’s ability to fund our capital requirements depends on our ability to generate cash flow from operations. Additionally, following the Separation, Carrier has access to a $2.0 billion revolving credit facility that supports a commercial paper borrowing program and anticipates having access to the debt capital markets. We believe our future operating cash flows and anticipated access to capital will provide sufficient sources of liquidity over the next twelve months to meet our commitments, including the anticipated impact of COVID-19 on our business.
From time to time we may need to access the capital markets to obtain financing. Although we believe that the arrangements in place at the time of the Separation permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of credit ratings, (2) the liquidity of the overall capital markets and (3) the state of the economy. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.
Financing for operational and strategic requirements, not satisfied by operational cash flows, is subject to the availability of external funds through short-term and long-term credit markets. The access to and cost of financing is dependent upon, among other factors, the Company's credit ratings. The interest rate of our credit facilities is also dependent upon our credit ratings.
The following table presents our credit ratings and outlook as of March 31, 2020.

Rating Agency	Long-term Rating [1]	Short-term Rating	Outlook
Standards & Poor's ("S&P")	BBB	A2	Stable
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable

1 Long-term ratings for both S&P and Moody's were issued on February 7, 2020.

At March 31, 2020, we had cash and cash equivalents of $768 million, of which approximately 93% was held by Carrier’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which those funds can be accessed if held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of March 31, 2020 and December 31, 2019, the amount of such restricted cash was approximately $4 million and $5 million, respectively.

On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term notes in six series with maturities ranging from 2023 through 2050. On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility which expires February 10, 2023. On March 27, 2020, Carrier drew $1.75 billion on the term loan credit facility which is subject to a variable interest rate based on LIBOR plus a ratings-based margin, which was 112.5 basis points as of March 31, 2020. Carrier used the proceeds from the notes and term loan credit facility to fund approximately $10.9 billion in distributions to UTC in connection with the Separation.

On February 10, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025, which was not available to Carrier until after the Separation. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of March 31, 2020. The revolving credit facility will be a backstop to our commercial paper program and a source of liquidity to support our cash requirements.
Interest payments related to indebtedness are expected to approximate $320 million per year, reflecting an approximate weighted average interest rate of 2.7%. Borrowings from the revolving credit facility and the term loan credit facility are subject to variable interest rates which can change depending on the economic climate. Those credit agreements contain customary affirmative and negative covenants, as well as a financial covenant that requires us to not exceed a maximum consolidated total net leverage ratio that will be tested beginning in the quarter ending on September 30, 2020.
Long-term debt as of March 31, 2020 consisted of the following:

(dollars in million)
Debt Description	Interest Rate		Due Date	March 31, 2020		December 31, 2019
3-Year Term Loan Credit Facility	2.195%	1	February 10, 2023	$1,750	2	$—
3-Year Fixed Rate Notes	1.923%		February 15, 2023	500	2	—
5-Year Fixed Rate Notes	2.242%		February 15, 2025	2,000	2	—
7-Year Fixed Rate Notes	2.493%		February 15, 2027	1,250	2	—
10-Year Fixed Rate Notes	2.722%		February 15, 2030	2,000	2	—
20-Year Fixed Rate Notes	3.377%		April 05, 2040	1,500	2	—
30-Year Fixed Rate Notes	3.577%		April 05, 2050	2,000	2	—
Other (including project financing obligations and finance leases)				326		319

Total principal long-term debt				11,326		319
Other (discounts and debt issuance costs)				(79)	2	—
Total debt				11,247		319
Less: current portion of long-term debt				218		237
Long-term debt, net of current portion				$11,029		$82

1 The interest rate on the term loan is variable based on six month LIBOR of 1.07% plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

Cash Flow - Operating Activities

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) operating activities	$47	$(183)

Net cash provided by operating activities increased $230 million during the quarter ended March 31, 2020 compared with the prior period. Cash inflows from working capital contributed $316 million. Cash provided by Accounts receivable, net increased $129 million primarily due to higher collections. Cash provided by Accounts payable and accrued liabilities increased $203 million primarily due to the temporary deferral of certain foreign tax payments and increased production to support seasonal sales volume, partially offset by a corresponding $34 million increase in usage of cash for Inventories, net.

Cash Flow - Investing Activities

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(128)	$(43)
Net cash used in investing activities increased $85 million during the quarter ended March 31, 2020 compared with the prior period primarily due to increased realized losses on foreign exchanges hedges of $94 million partially offset by proceeds from the sales of investments in joint ventures of $7 million. Capital expenditures primarily relate to new facilities and investments in products and information technology.
Cash Flow - Financing Activities

	For the Quarters Ended March 31,
(dollars in millions)	2020	2019
Net cash flows used in financing activities	$(76)	$(57)
Net cash used in financing activities increased $19 million during the quarter ended March 31, 2020 compared with the prior period and primarily reflects net changes in project financing obligation net and short term financing activity. The amounts transferred to UTC of $10.9 billion in connection with the Separation was offset by the issuance of long-term debt of $10.9 billion in 2020.
Off-Balance Sheet Arrangements and Contractual Obligations
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations" in the Information Statement provided a table summarizing our contractual obligations and commercial commitments at the end of 2019. Other than as discussed previously in "Liquidity and Financial Condition", there have been no material changes for the quarter ended March 31, 2020 to our off-balance sheet arrangements and contractual obligations disclosed in the Information Statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as discussed previously in "Liquidity and Financial Condition", there has been no significant change in our exposure to market risk during the quarter ended March 31, 2020. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management" in the Information Statement.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Vice President, Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the quarter ended March 31, 2020, Carrier relied on certain material processes and internal controls over financial reporting performed by UTC. In preparation for the Separation, responsibility for these processes and internal controls were transferred from UTC to Carrier personnel prior to and during the quarter ended March 31, 2020, including internal controls and processes related to information technology, financial transaction processing, treasury, management (including insurance and risk management), human resources (including payroll and benefit plan administration), taxes, external financial reporting, real estate, legal, investor relations, and oversight functions such as corporate governance and internal audit (including compliance with Sarbanes-Oxley Act of 2002).
Management believes that none of the changes in our internal controls over financial reporting during the quarter ended March 31, 2020, have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier following the Separation, including the estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which we and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19 and its effects, among other things, on production and on global supply, demand, and distribution disruptions as the outbreak continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, including indebtedness incurred in connection with the Separation, and capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and capital structure and credit ratings;
•the timing and scope of future repurchases of our common stock, including market conditions and the level of other investing activities and uses of cash;
•delays and disruption in the delivery of materials and services from suppliers;
•cost reduction efforts and restructuring costs and savings and other consequences thereof;
•new business and investment opportunities;
•the anticipated benefits of moving away from diversification and balance of operations across product lines, regions and industries;
•the outcome of legal proceedings, investigations and other contingencies;
•the impact of pension plan assumptions and on future cash contributions and earnings;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. and other countries in which we and our businesses operate, including the effect of changes in U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and our businesses operate;
•the ability of Carrier to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the expected benefits of the Separation;
•a determination by the IRS and other tax authorities that the Distribution or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness incurred as a result of financing transactions undertaken in connection with the Separation;
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Carrier’s estimates; and

•the impact of the Separation on Carrier’s business and Carrier’s resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

The above list of factors is not exhaustive or necessarily in order of importance. In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See "Note 17 – Contingent Liabilities," in the "Notes to Unaudited Condensed Combined Financial Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in the Information Statement. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 17 – Contingent Liabilities to the Unaudited Condensed Combined Financial Statements for information regarding legal proceedings.
Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in the Information Statement.
Item 1A. Risk Factors
Except for the addition of the risk factor below, there have been no material changes in the Company’s risk factors from those disclosed in “Risk Factors” in the Information Statement.
Risks Related to Our Business

Widespread public health pandemics, including COVID-19, could materially adversely affect our business, financial condition and results of operations.

Any public health pandemics and other disease outbreaks in countries where we, our customers, our suppliers or our distributors operate could have a material and adverse effect on our business, financial condition and results of operations. The recent novel strain of COVID-19 has resulted in widespread travel restrictions and extended shutdowns of non-essential businesses, including construction and hospitality venues, impacting all of our segments and to various extents our factory operations, new equipment installations and access to units under maintenance. As our customers decreased their demand for our products, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe and implemented furloughs or similar workforce reductions. Although most of these facilities are now fully operational, we cannot predict when all of our manufacturing facilities will be fully operational, any conditions that may be implemented to facilitate a return to normal operations, and the effects and costs associated with any such conditions. Our operating results and financial condition may also be materially adversely affected by laws, regulations, orders or other governmental or regulatory actions addressing the current COVID-19 pandemic that place restrictions on, or require us to make changes to, our operations. We continue to monitor government actions and the impact of the pandemic on our customers, suppliers, distributors, employees and other stakeholders, and we anticipate continued temporary reductions in operating levels at many of our manufacturing facilities due to the COVID-19 pandemic.
As a result of the pandemic and resulting disruption in our customers’ production and operations, our sales globally have been negatively affected particularly in industries like trucking that are delaying capital expenditures. Additionally, because in some instances our suppliers’ operations have been impacted, we are seeking alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which could adversely affect our results of operations.

The nature and extent of COVID-19’s continuing impact on our business, financial conditions and results of operations is beyond our control, and depends on various uncertain factors, including the duration of the outbreak, the severity and potential mutability of the virus, the ability to develop a vaccine or other preventative measures, and the actions, or perception of actions that may be taken, to contain or treat its impact, including quarantine and shelter-in-place orders, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. The COVID-19 outbreak has significantly increased economic uncertainty, and the continued impact of COVID-19 may cause a global recession which could have a material adverse impact on our business, financial condition and results of operations.
As a result of the foregoing, we may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and prospects, and our credit ratings. There is no guarantee that financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations. Furthermore, the COVID-19 pandemic could heighten the risks summarized in certain of the other risk factors contained in the Information Statement.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1
Indenture, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.2
Supplemental Indenture No. 1, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.3
Registration Rights Agreement, dated February 27, 2020, by and among Carrier Global Corporation, United Technologies Corporation and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

10.1
Revolving Credit Agreement, dated February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

10.2
Term Loan Credit Agreement, dated February 10, 2020, among Carrier Global Corporation, United Technologies Corporation (prior to the UTC Release Date (as defined therein)), the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

10.3	Employment Agreement, dated April 21, 2020, by and between Carrier Global Corporation and John V. Faraci.*

10.4	Addendum to the Carrier Global Corporation Board of Directors Deferred Stock Unit Plan.*

15	Letter Re: Unaudited Interim Financial Information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: utx-20200331.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: utx-20200331.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20200331_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20200331_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20200331_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20200331_pre.xml)
Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Combined Statement of Operations for the quarters ended March 31, 2020 and 2019, (ii) Condensed Combined Statement of Comprehensive Income for the quarters ended March 31, 2020 and 2019, (iii) Condensed Combined Balance Sheet as of March 31, 2020 and December 31, 2019, (iv) Condensed Combined Statement of Cash Flows for the quarters ended

March 31, 2020 and 2019, (v) Condensed Combined Statement of Changes in Equity for the quarters and three months ended March 31, 2020 and 2019 and (vi) Notes to Condensed Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	May 11, 2020	by:	/s/TIMOTHY McLEVISH
Timothy McLevish
Vice President, Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	May 11, 2020	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)