Form 10-Q
period 2020-06-30
Carrier Global Corp
filed 2020-07-31
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39220
____________________________________
CARRIER GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	83-4051582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418
(Address, of principal executive offices, including zip code)
(561) 365-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CARR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No   ☐.
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
At June 30, 2020, there were 866,164,968 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2020

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net sales
Product sales (Note 5)	$3,275	$4,139	$6,422	$7,705
Service sales	697	823	1,438	1,580
	3,972	4,962	7,860	9,285
Costs and expenses
Cost of products sold (Note 5)	2,343	2,906	4,580	5,471
Cost of services sold	488	582	1,017	1,114
Research and development	94	103	192	200
Selling, general and administrative	637	680	1,329	1,364
	3,562	4,271	7,118	8,149
Equity method investment net earnings	57	80	86	120
Other (expense) income, net	(25)	34	(71)	49
Operating profit	442	805	757	1,305
Non-service pension benefit	14	38	31	77
Interest (expense) income, net	(81)	16	(118)	20
Income from operations before income taxes	375	859	670	1,402
Income tax expense	106	65	299	205
Net income from operations	269	794	371	1,197
Less: Non-controlling interest in subsidiaries' earnings from operations	8	10	14	13
Net income attributable to common shareowners	$261	$784	$357	$1,184

Earnings per share (Note 3)
Basic	$0.30	$0.91	$0.41	$1.37
Diluted	$0.30	$0.91	$0.41	$1.37

Weighted average number of shares outstanding (Note 3)
Basic	866.2	866.2	866.2	866.2
Diluted	870.9	866.2	870.9	866.2

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income from operations	$269	$794	$371	$1,197
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during period	251	(81)	(239)	15
Pension and post-retirement benefit plan adjustments	7	4	12	9
Other comprehensive income (loss), net of tax	258	(77)	(227)	24
Comprehensive income	527	717	144	1,221
Less: Comprehensive income attributable to non-controlling interest	(9)	(7)	(13)	(15)
Comprehensive income attributable to common shareowners	$518	$710	$131	$1,206
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,704	$952
Accounts receivable, net (Note 5 and Note 6)	2,665	2,726
Contract assets, current	761	622
Inventories, net	1,639	1,332
Other assets, current	284	327
Total current assets	8,053	5,959
Future income tax benefits	419	500
Fixed assets, net	1,651	1,663
Operating lease right-of-use assets	843	832
Intangible assets, net	1,024	1,083
Goodwill	9,735	9,884
Pension and post-retirement assets	521	490
Equity method investments	1,697	1,739
Other assets	233	256
Total Assets	$24,176	$22,406

Liabilities and Equity
Accounts payable (Note 5)	$1,765	$1,701
Accrued liabilities (Note 5)	2,246	2,088
Contract liabilities, current	477	443
Current portion of long-term debt	301	237
Total current liabilities	4,789	4,469
Long-term debt	11,728	82
Future pension and post-retirement obligations	462	456
Future income tax obligations (Note 5 and Note 14)	445	1,099
Operating lease liabilities	688	682
Other long-term liabilities (Note 5)	1,698	1,183
Total Liabilities	19,810	7,971
Commitments and contingent liabilities (Note 18)
Equity
UTC Net investment	—	15,355
Common stock, par value $0.01; 4,000,000,000 shares authorized; 866,164,968 shares issued and outstanding as of June 30, 2020	9	—
Additional paid-in capital	5,307	—
Retained earnings	191	—
Accumulated other comprehensive loss	(1,479)	(1,253)
Non-controlling interest	338	333
Total Equity	4,366	14,435
Total Liabilities and Equity	$24,176	$22,406
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions)	UTC Net Investment	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance at January 1, 2019	$15,132	$(1,215)	$—	$—	$—	$352	$14,269
Net income	400	—	—	—	—	3	403
Other comprehensive income, net of tax	—	96	—	—	—	5	101
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Net transfers to UTC	(81)	—	—	—	—	—	(81)
Adoption impact of ASU 2018-02	9	(9)	—	—	—	—	—

Balance at March 31, 2019	15,460	(1,128)	—	—	—	358	14,690

Net income	784	—	—	—	—	10	794
Other comprehensive loss, net of tax	—	(74)	—	—	—	(3)	(77)
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Net transfers to UTC	(445)	—	—	—	—	—	(445)

Balance at June 30, 2019	$15,799	$(1,202)	$—	$—	$—	$363	$14,960

Balance at January 1, 2020	$15,355	$(1,253)	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	6	102
Other comprehensive loss, net of tax	—	(483)	—	—	—	(2)	(485)
Dividends attributable to non-controlling interest	—	—	—	—	—	(8)	(8)
Net transfers to UTC	(11,014)	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	(4)

Balance at March 31, 2020	4,433	(1,736)	—	—	—	329	3,026

Net income	—	—	—	—	261	8	269
Other comprehensive income, net of tax	—	257	—	—	—	1	258
Dividends declared on Common Stock ($0.08 per share)	—	—	—	—	(70)	—	(70)
Common stock issued under employee plans	—	—	—	24	—	—	24
Net transfers from UTC	859	—	—	—	—	—	859
Reclassification of UTC Net Investment to Common stock and Additional paid-in capital	(5,292)	—	9	5,283	—	—	—

Balance as of June 30, 2020	$—	$(1,479)	$9	$5,307	$191	$338	$4,366

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Operating Activities
Net income from operations	$371	$1,197
Adjustments to reconcile net income from operations to net cash flows provided by operating activities, net of acquisitions and dispositions
Depreciation and amortization	159	167
Deferred income tax provision	135	(57)
Stock compensation costs	35	22
Equity method investment net earnings	(86)	(120)
Distributions from equity method investments	49	46
Impairment charge on minority-owned joint venture investments	72	—
Changes in operating assets and liabilities
Accounts receivable, net	27	(206)
Contract assets, current	(140)	(43)
Inventories, net	(325)	(340)
Other assets, current	32	16
Accounts payable and accrued liabilities	152	(173)
Contract liabilities, current	37	(16)
Pension contributions	(27)	(27)
Other operating activities, net	65	(95)
Net cash flows provided by operating activities	556	371

Investing Activities
Capital expenditures	(94)	(89)
(Payment) receipt from settlement of derivative contracts	(23)	1
Other investing activities, net	14	8
Net cash flows used in investing activities	(103)	(80)

Financing Activities
(Decrease) increase in short-term borrowings, net	(17)	45
Issuance of long-term debt	11,734	77
Repayment of long-term debt	(36)	(37)
Dividends paid to non-controlling interest	(8)	(3)
Net transfers to UTC	(10,359)	(548)
Other financing activities, net	1	(26)
Net cash flows provided by (used in) financing activities	1,315	(492)
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	7
Net increase (decrease) in cash and cash equivalents and restricted cash	1,751	(194)
Cash, cash equivalents and restricted cash, beginning of period	957	1,134
Cash, cash equivalents and restricted cash, end of period	2,708	940
Less: restricted cash	4	4
Cash and cash equivalents, end of period	$2,704	$936
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited, and include all adjustments (consisting only of normal recurring adjustments) considered necessary by management to fairly state our results of operations, financial position and cash flows for the interim periods. The results reported in the Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for any other interim period or the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's information statement, dated March 16, 2020, which was included as Exhibit 99.1 in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2020 (the "Information Statement").
Impact of the COVID-19 pandemic

A novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures, and shelter-in-place orders.

Carrier is taking all prudent measures to protect the health and safety of our employees and has implemented work from home requirements, where possible, social distancing where working from home is not feasible, including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.
The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, including the duration and spread of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic, and related containment and mitigation actions taken by the U.S., state and local and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
During the three months ended March 31, 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products, however, as of June 30, 2020, our manufacturing facilities (and nearly all of our suppliers) had resumed operations and 95% of our production capacity was available and, where appropriate, we initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely. During the three months ended March 31, 2020, we considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangible asset valuations. In order to evaluate these impacts, we made forecast assumptions regarding future business activity that are subject to a wide range of uncertainties, including those noted in the prior paragraph. Based upon qualitative and, in certain cases, quantitative analyses, we determined that our goodwill and intangible assets were not impaired. For the period ended June 30, 2020, we reviewed the assumptions used in our March 31, 2020 assessment and determined that they remain appropriate.
We continue to focus on navigating the challenges COVID-19 presents by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions include, but are not limited to modifying the financial covenants in our revolving and term loan credit agreements and issuing $750 million of unsecured, unsubordinated long-term debt (see Note 10 – Borrowings and Lines of Credit for additional information), reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring, and participation in global COVID-19 relief measures, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which provides for payroll tax deferrals and credits, income tax payment deferrals, and an increase in the income tax interest deduction limitation.

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation is a leading global provider of heating, ventilating, air conditioning ("HVAC"), refrigeration, and fire and security solutions. Carrier also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Carrier’s operations are classified into three segments: HVAC, Refrigeration, and Fire & Security. The HVAC and Refrigeration segments sell their products and solutions directly, including to building contractors and owners, transportation companies and retail stores, or indirectly through joint venture and other minority-owned investments, independent sales representatives, distributors, wholesalers, dealers and retail outlets. These products and services are sold under the Carrier name and other brand names including Automated Logic, Bryant, CIAT, Day & Night, Heil, NORESCO, Riello, Carrier Commercial Refrigeration, Carrier Transicold, Sensitech and others. The Fire & Security segment sells its products directly to customers, or indirectly through manufacturers’ representatives, distributors, dealers, value-added resellers and retailers. Fire & Security’s products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. These products and services are sold under brand names including Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Kidde, LenelS2, Marioff, Onity, Supra and others.

On November 26, 2018, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), announced its intention to spin off Carrier, one of UTC's reportable segments, into a separate publicly traded company (the "Separation"). On April 3, 2020, UTC completed the Separation through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020 (the "Effective Time"). As a result of the Distribution, Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 10 – Borrowings and Lines of Credit and Note 3 – Earnings Per Share for additional information.
In connection with the Separation, Carrier entered into several agreements with UTC and Otis Worldwide Corporation ("Otis"), including a separation and distribution agreement that sets forth certain agreements with UTC and Otis regarding the principal actions to be taken in connection with the Separation, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Otis and Carrier as part of the Separation, and when and how these transfers and assumptions occurred. Other agreements we entered into that govern aspects of our relationship with UTC and Otis following the Separation include:
Transition Services Agreement. We entered into a Transition Services Agreement (the "TSA") with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Because costs for these services historically were included in our operating results based on allocations from UTC, we do not expect the costs associated with the TSA to be materially different and, therefore, we do not expect such costs to materially affect our results of operations or cash flows after we became an independent publicly traded company nor do we expect such costs to be materially different when these services are transitioned from UTC to Carrier.
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

NOTE 2: BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All significant intra-company accounts and transactions have been eliminated in the preparation of the Unaudited Condensed Consolidated Financial Statements. Related party transactions between the Company and its equity method investees have not been eliminated.
Non-controlling interest represents a non-controlling investor's interests in the results of subsidiaries that we control and consolidate.
Certain immaterial amounts presented in the Information Statement have been reclassified to conform to the current period presentation, including the reclassification of the Current portion of long-term debt from Accrued liabilities for 2019 on the accompanying Unaudited Condensed Consolidated Balance Sheet.
The Company's financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis, as described below. The Company's financial statements for the period from April 3, 2020 through June 30, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.
Basis of Presentation Prior to the Separation and the Distribution
Prior to the Separation and the Distribution, the Unaudited Condensed Consolidated Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. For those periods prior to the Separation and the Distribution, the Unaudited Condensed Consolidated Financial Statements are derived from the consolidated financial statements and accounting records of UTC.

The Unaudited Condensed Consolidated Statement of Operations includes all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Prior to the Separation, costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC and certain pension and other post-retirement benefit costs (see Note 5 – Related Parties for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by UTC have been deemed settled in cash by Carrier to UTC in the period in which the cost was recorded in the Unaudited Condensed Consolidated Statement of Operations.
Prior to the Separation, UTC used a centralized approach to cash management and financing its operations. Accordingly, none of the cash, third party debt or related interest expense of UTC has been allocated to Carrier in the Unaudited Condensed Consolidated Financial Statements for the period prior to the Separation. However, cash balances primarily associated with certain foreign entities that did not participate in UTC’s cash management program have been included in the Unaudited Condensed Consolidated Financial Statements for periods prior to the Separation. Transactions between UTC and Carrier are deemed settled immediately through UTC’s Net investment, other than those transactions which have historically been cash-settled and which are reflected in the Unaudited Condensed Consolidated Balance Sheet within Accounts receivable, net and Accounts payable. The net effect of the deemed settled transactions is reflected in the Unaudited Condensed Consolidated Statement of Cash Flows as Net transfers to UTC within financing activities and in the Unaudited Condensed Consolidated Balance Sheet as UTC’s Net investment (see Note 5 – Related Parties for additional information).
All of the allocations and estimates in the Unaudited Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, for the periods prior to the Separation, the Unaudited Condensed Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Company in the future, or if the Company had been a separate, stand-alone entity during the periods presented.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modified the credit loss model to utilize an expected loss methodology in place of an incurred loss methodology for financial instruments, including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect the measurement of credit losses for newly recognized financial assets as well as an expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition. The Company adopted the Credit Loss Standard effective January 1, 2020, utilizing a modified retrospective approach and its adoption did not have a significant impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this ASU, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of the goodwill allocated to that reporting unit. Additionally, this ASU requires the same impairment testing methodology for all reporting units, even those with a zero or negative carrying amount, and requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The Company adopted this ASU effective January 1, 2020 and its adoption did not have a significant impact on the Company's Unaudited Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this ASU effective January 1, 2020 and its adoption did not have a significant impact on the Company's Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. The final rule modifies the significance test required in SEC Regulation S-X, Rule 1-02(w) by raising the significance threshold for reporting dispositions of a business from 10% to 20% and by modifying the calculation of the investment and income tests. In accordance with Rules 3-09 or 4-08(g), the revised income test will apply to the evaluation of equity method investments for significance. The Company is currently evaluating the impact of these modifications which are effective for fiscal years starting after December 31, 2020.

NOTE 3: EARNINGS PER SHARE
On April 3, 2020, the date of the Distribution (the "Distribution Date"), 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Carrier stock-based awards outstanding prior to the Separation.
Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2020 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution Date. For the three months ended June 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share due to their anti-dilutive effect was approximately 31 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income attributable to common shareowners	$261	$784	$357	$1,184

Basic weighted-average number of shares outstanding	866.2	866.2	866.2	866.2
Stock awards and equity units (share equivalent)	4.7	—	4.7	—
Diluted weighted-average number of shares outstanding	870.9	866.2	870.9	866.2

Earnings Per Share
Basic	$0.30	$0.91	$0.41	$1.37
Diluted	$0.30	$0.91	$0.41	$1.37

NOTE 4: REVENUE RECOGNITION
Contract Assets and Liabilities. Total contract assets and liabilities as of June 30, 2020 and December 31, 2019 are as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Contract assets, current	$761	$622
Contract assets, non-current (included within Other assets)	48	57
Total contract assets	809	679
Contract liabilities, current	(477)	(443)
Contract liabilities, non-current (included within Other long-term liabilities)	(166)	(168)
Total contract liabilities	(643)	(611)
Net contract assets	$166	$68
Contract assets increased $130 million for the six months ended June 30, 2020, primarily due to the timing of billings on customer contracts and contract completions. Contract liabilities increased $32 million for the six months ended June 30, 2020, primarily due to customer billings in excess of revenue earned.
For the three months ended June 30, 2020 and 2019, we recognized revenue of $89 million and $71 million, respectively, and for the six months ended June 30, 2020 and 2019, we recognized revenue of $233 million and $249 million, respectively, that was related to contract liabilities as of January 1, 2020 and 2019, respectively.
Remaining Performance Obligations ("RPO"). As of June 30, 2020, our total RPO was approximately $5.4 billion compared with $4.7 billion as of December 31, 2019. Of the total RPO as of June 30, 2020, we expect approximately 72% will be recognized as sales over the following 12 months.
(See Note 19 – Segment Financial Data which provides incremental disclosures required by Accounting Standard Codification ("ASC") Topic 606 – Revenue from Contracts with Customers).
NOTE 5: RELATED PARTIES

Equity Method Investments

Carrier sells products to and purchases products from unconsolidated entities accounted for under the equity method, and, therefore, these entities are considered related parties. During the three months ended June 30, 2020 and 2019, Product sales in the Unaudited Condensed Consolidated Statement of Operations included sales to equity method investees of $434 million and $546 million, respectively. During the three months ended June 30, 2020 and 2019, Cost of products sold in the Unaudited Condensed Consolidated Statement of Operations included purchases from equity method investees of $66 million and $101 million, respectively.

During the six months ended June 30, 2020 and 2019, Product sales in the Unaudited Condensed Consolidated Statement of Operations included sales to equity method investees of $778 million and $940 million, respectively. During the six months ended June 30, 2020 and 2019, Cost of products sold in the Unaudited Condensed Consolidated Statement of Operations included purchases from equity method investees of $143 million and $178 million, respectively. Carrier had receivables from equity method investees of $219 million and $137 million at June 30, 2020 and December 31, 2019, respectively. Carrier also had payables to equity method investees of $38 million and $55 million at June 30, 2020 and December 31, 2019, respectively. The receivables and payables are included in Accounts receivable, net and Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.
The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment. During the three months ended March 31, 2020, we determined that indicators of impairment existed for a minority owned joint venture investment in the portfolio. We performed a valuation of this investment, based on the income approach using the discounted cash flow method. We determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic, among other factors. As a result, we recorded a non-cash, other-than-temporary impairment charge of $71 million on this investment during the three months ended March 31, 2020 which is included in Other (expense) income, net on the accompanying Unaudited Condensed Consolidated Statement of Operations. During the three months ended June 30, 2020, there were no significant equity method investment impairment charges.
Related Party with UTC
Prior to the Separation, Carrier had been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, certain shared costs had been allocated to the Company and are reflected as expenses in the Unaudited Condensed Consolidated Financial Statements.
Related Party Sales. During the periods prior to the Separation, the Company sold products and services to UTC and its other affiliates. Product sales in the Unaudited Condensed Consolidated Statement of Operations include sales to UTC and affiliates of UTC other than Carrier of $0 million and $6 million for the three months ended June 30, 2020 and 2019, respectively, and $3 million and $12 million for the six months ended June 30, 2020 and 2019, respectively.
Allocated Centralized Costs. Prior to the Separation, UTC incurred corporate costs for services provided to the Company and to other UTC businesses. These services included treasury, tax, accounting, human resources, internal audit, legal, purchasing, and information technology. The costs associated with these services generally included all payroll and benefit costs as well as related overhead costs. UTC also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in UTC sponsored plans. UTC corporate costs were either specifically attributed and charged to Carrier, when possible, or allocated to the Company. Allocations were based on direct usage where identifiable and on a number of other utilization measures including headcount, proportionate usage and net sales. All such amounts were deemed incurred and settled by the Company in the period in which the costs were recorded and are included in UTC Net investment.
The allocated centralized costs for the three months ended June 30, 2020 and 2019 were $0 million and $62 million, respectively, and for the six months ended June 30, 2020 and 2019 were $43 million and $116 million, respectively, and are primarily included in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.
The expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Company prior to the Separation. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, differences in management approach, a need for more or fewer employees, or other factors. In addition, the Company's future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we have incurred Separation-related costs of approximately $23 million and $68 million for the three and six months ended June 30, 2020, respectively, primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations, which primarily consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent publicly traded company. Carrier did not incur costs in connection with the Separation for the three and six months ended June 30, 2019.
Cash Management and Financing. Prior to the Separation, the Company participated in UTC’s centralized cash management and financing programs. Cash receipts and disbursements were executed through centralized systems, which were operated by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net investment. The majority of external debt was financed by UTC, and financing decisions for wholly and majority owned subsidiaries were determined by UTC. See Note 1 – Description of the Business for additional information. The Company’s cash that was excluded from UTC's centralized cash management and financing programs is classified as Cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019.
During the three and six months ended June 30, 2020, net assets of $859 million and $780 million, respectively, were contributed to the Company by UTC which primarily consisted of cash, deferred tax assets and liabilities, and fixed assets. Included in the net assets received were cash contributions from UTC of $590 million. These contributions of net assets are recorded as Net transfers from UTC on the Unaudited Condensed Consolidated Statement of Changes in Equity through UTC Net investment.
Accounts Receivable and Payable. Certain related party transactions between the Company and UTC were included within UTC Net investment in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 when the related party transactions were not settled in cash. As of December 31, 2019, the UTC Net investment includes related party receivables due from UTC and its affiliates of $16.0 billion and related party payables due to UTC and its affiliates of $3.3 billion. As of June 30, 2020, UTC Net investment has been reclassified to Common stock and Additional paid-in capital.
Prior to the Separation, interest income and expense related to activity with UTC that was historically included in Carrier’s results is presented on a net basis in the Unaudited Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2019, there was $21 million and $49 million, respectively, of interest income from activity with UTC. For the three and six months ended June 30, 2019, there was $16 million and $32 million, respectively, of interest expense from activity with UTC. The effect of the settlement of these related party transactions is included in financing activity in the Unaudited Condensed Consolidated Statement of Cash Flows. There was no interest income or expense from activity with UTC for the three and six months ended June 30, 2020.
Additionally, certain transactions between Carrier and its subsidiaries, and UTC and its affiliates, were cash-settled and were reflected in Accounts receivable, net and Accounts payable in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 in the amounts of $6 million and $4 million, respectively. As of June 30, 2020, there were no accounts receivable or accounts payable balances with UTC.
NOTE 6: ACCOUNTS RECEIVABLE, NET
The Company is exposed to credit losses primarily through the sale of products and services to commercial customers, which are recorded as Trade receivables. We evaluate a customer’s ability to pay by assessing creditworthiness, historical experience and current conditions. We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. We evaluate the reasonableness of the allowance for credit losses on a quarterly basis or when events and circumstances warrant. In addition to credit quality indicators, factors considered in our evaluation of collectability include the underlying value of any collateral or security interests, past due balances, historical losses, existing economic conditions, and country and political risk. In certain circumstances, we may require collateral or prepayment to mitigate credit risk.
We determine receivables are impaired when, based on historical experience, current information and events and a reasonable forecast period, we may be unable to collect amounts due according to the contractual terms of an agreement. Estimated credit losses are written off in the period in which an accounts receivable is determined to no longer be collectible.

Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
Trade receivables	$2,328	$2,444
Receivables from affiliates	219	143
Other receivables	194	184
Accounts receivable	2,741	2,771
Less: Allowance for expected credit losses	(76)	(45)
Accounts receivable, net	$2,665	$2,726

The changes in the allowance for expected credit losses related to Accounts receivable, net are as follows:

(dollars in millions)
Balance as of January 1, 2020	$45
Current period provision for expected credit losses	27
Write-offs charged against the allowance for expected credit losses	(1)
Other (including impact of adoption of ASU 2016-13)	5
Balance as of June 30, 2020	$76

NOTE 7: INVENTORIES, NET

(dollars in millions)	June 30, 2020	December 31, 2019
Raw materials	$242	$290
Work-in-process	157	120
Finished goods	1,240	922
Inventories, net	$1,639	$1,332

Raw materials, work-in-process and finished goods are net of valuation reserves of $170 million and $152 million as of June 30, 2020 and December 31, 2019, respectively.
NOTE 8: FIXED ASSETS, NET
Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives.

(dollars in millions)	Estimated Useful Lives (Years)	June 30, 2020	December 31, 2019
Land		$109	$113
Buildings and improvements	40	1,112	1,138
Machinery, tools and equipment	3 to 25	1,970	1,924
Rental assets	3 to 12	396	395
Other, including assets under construction		198	188
Fixed assets, gross		3,785	3,758
Accumulated depreciation		(2,134)	(2,095)
Fixed assets, net		$1,651	$1,663
Depreciation expense was $53 million and $55 million for the three months ended June 30, 2020 and 2019, respectively, and $109 million and $109 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 9: BUSINESS ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLE ASSETS
Business Acquisitions and Dispositions. There were no significant acquisitions or divestitures during the three and six months ended June 30, 2020 and 2019.
Goodwill. The changes in the carrying amount of goodwill are as follows:

(dollars in millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of January 1, 2020	$5,351	$1,228	$3,305	$9,884
Foreign currency translation	(44)	(10)	(95)	(149)
Balance as of June 30, 2020	$5,307	$1,218	$3,210	$9,735

Intangible Assets, net. Identifiable intangible assets are comprised of the following:

	June 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Customer relationships	$1,474	$(1,181)	$1,479	$(1,154)
Patents and trademarks	287	(206)	287	(201)
Monitoring lines	66	(53)	67	(52)
Service portfolios and other	629	(517)	629	(506)
	2,456	(1,957)	2,462	(1,913)
Unamortized:
Trademarks and other	525	—	534	—
Intangible assets, net	$2,981	$(1,957)	$2,996	$(1,913)

Amortization of Intangible assets was $25 million and $27 million for the three months ended June 30, 2020 and 2019, respectively, and $50 million and $58 million for the six months ended June 30, 2020 and 2019, respectively.
NOTE 10: BORROWINGS AND LINES OF CREDIT
On February 10, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "revolving credit facility"). The revolving credit facility supports our commercial paper program and cash requirements. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of June 30, 2020. As of June 30, 2020, there were no borrowings on the revolving credit facility.
On February 10, 2020, we entered into a $1.75 billion term loan credit agreement that provides an unsecured, unsubordinated term loan credit facility which matures on February 10, 2023 (the "term loan credit facility"). Borrowings under the term loan credit facility are subject to a variable interest rate based on LIBOR plus a ratings-based margin, which was 112.5 basis points as of June 30, 2020.
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

The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into amendments to both the revolving credit agreement and the term loan credit agreement. Pursuant to the amendments, certain terms of the revolving credit facility and the term loan credit facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021 subject to the satisfaction of certain conditions. The amendments defer testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendments also require us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of its ordinary shares and the amount of dividends the Company may pay, and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of June 30, 2020, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On June 19, 2020, we issued $750 million of unsecured, unsubordinated 2.700% Notes due 2031. These notes rank equally with our existing unsecured, unsubordinated obligations. We expect to use the net proceeds from the sale of the notes, which further enhance our liquidity and financial flexibility during the ongoing COVID-19 pandemic, for general corporate purposes.
As of June 30, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2020, there were no borrowings outstanding under the commercial paper program.
Long-term debt, all of which was issued during the six months ended June 30, 2020 except for Other long-term debt, consisted of the following:

(dollars in millions)
Debt Description	Interest Rate		June 30, 2020		December 31, 2019
3-Year Term Loan Credit Facility due February 10, 2023	2.195%	1	$1,750	2	$—
1.923% Notes due February 15, 2023	1.923%		500	2	—
2.242% Notes due February 15, 2025	2.242%		2,000	2	—
2.493% Notes due February 15, 2027	2.493%		1,250	2	—
2.722% Notes due February 15, 2030	2.722%		2,000	2	—
2.700% Notes due February 15, 2031	2.700%		750		—
3.377% Notes due April 05, 2040	3.377%		1,500	2	—
3.577% Notes due April 05, 2050	3.577%		2,000	2	—
Other (including project financing obligations and finance leases)			367		319

Total principal long-term debt			12,117		319
Other (discounts and debt issuance costs)			(88)		—
Total debt			12,029		319
Less: current portion of long-term debt			301		237
Long-term debt, net of current portion			$11,728		$82

1 The interest rate on the term loan is variable based on six month LIBOR of 1.07% plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

We issued $75 million and $77 million of debt during the six months ended June 30, 2020 and 2019, respectively, relating to project financing arrangements. Long-term debt repayments during the six months ended June 30, 2020 and 2019 were $36 million and $37 million, respectively.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(dollars in millions)
2020	$263
2021	$44
2022	$46
2023	$2,264
2024	$—
Thereafter	$9,500

The average maturity of our long-term debt at June 30, 2020 is approximately 12 years and the weighted-average interest rate on our total borrowings for the three months ended June 30, 2020 is approximately 2.7%. Interest expense associated with long-term debt for the three and six months ended June 30, 2020 was $85 million and $126 million, respectively. Included in interest expense on the accompanying Unaudited Condensed Consolidated Statement of Operations is accrued interest of $83 million and amortization of debt issuance costs of $2 million for the three months ended June 30, 2020, and accrued interest of $118 million, debt issuance costs of $5 million and amortization of debt issuance costs of $3 million for the six months ended June 30, 2020.

NOTE 11: EMPLOYEE BENEFIT PLANS
Pension Plans. The Company sponsors both funded and unfunded domestic and international defined benefit pension and other post-retirement benefit plans, and defined contribution plans. Additionally, the Company contributes to various domestic and international multi-employer defined benefit pension and other post-retirement benefit plans.
Contributions to the plans were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Defined benefit plans	$2	$5	$27	$27
Defined contribution plans	$25	$24	$55	$49
Multi-employer pension plans	$5	$5	$10	$10

The following table illustrates the components of net periodic pension benefits for our defined benefit pension and post-retirement benefit plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$7	$8	$15	$16
Interest cost	13	16	26	33
Expected return on plan assets	(34)	(39)	(69)	(78)
Amortization of prior service credit	—	—	1	1
Recognized actuarial net loss	5	3	10	5
Net settlement, curtailment and special termination benefit loss	—	1	1	1
Net periodic pension benefit	$(9)	$(11)	$(16)	$(22)

UTC Sponsored Defined Benefit Plans. Defined benefit pension and post-retirement benefit plans sponsored by UTC have been accounted for as multi-employer plans in the Unaudited Condensed Consolidated Financial Statements, in accordance with ASC Topic 715-30: Defined Benefit Plans – Pension and ASC Topic 715-60: Defined Benefit Plans – Other Post-retirement. ASC Topic 715: Compensation-Retirement Benefits, which provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included in the Unaudited Condensed Consolidated Balance Sheet.

The expenses associated with these UTC plans were allocated to the Company and reported in Cost of products sold, Cost of services sold, Selling, general and administrative and Non-service pension benefit on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company's participation in these defined benefit pension and post-retirement benefits plans sponsored by UTC has concluded in conjunction with the Separation. The pension and post-retirement expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$—	$5	$—	$9
Non-service pension benefit	—	(19)	(2)	(39)
Total net periodic benefit	$—	$(14)	$(2)	$(30)

NOTE 12: STOCK-BASED COMPENSATION

Stock-Based Compensation. Prior to the Separation and Distribution, Carrier participated in UTC’s long-term incentive plans ("LTIP") which authorized various types of market and performance-based incentive awards, including stock options, stock appreciation rights, performance share units and restricted stock units, which were granted to eligible Carrier officers and employees. All awards granted under the UTC LTIP related to UTC common shares.

As a result of the Separation and Distribution, outstanding and vested awards granted to employees under UTC's LTIP were generally converted into Carrier, Otis and UTC stock-based awards. Unvested awards held by Carrier employees and former employees were converted to Carrier stock-based awards. The ratio used to convert the UTC LTIP awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation and the Distribution when compared to the aggregate intrinsic value immediately prior to the Separation and the Distribution. All performance share units outstanding on the Distribution Date were converted to restricted stock units using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $14 million of incremental stock-based compensation expense to be recognized over the awards' remaining 1.5 year vesting period.

Under Carrier's LTIP, the exercise price of awards, if any, is set on the grant date and, on a per share basis, may not be less than the fair market value of Carrier's common stock on that date on a per share basis. Stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, stock appreciation rights, stock options and restricted stock units held for more than one year may vest and become exercisable (if applicable), subject to certain terms and conditions. Performance share units vest based on performance relative to pre-established metrics and generally have a minimum three-year vesting period. In the event of retirement, performance share units held for more than one year remain eligible to vest based on actual performance relative to pre-established metrics.

We measure the cost of stock-based compensation, including stock options, at fair value on the grant date net of expected forfeitures and recognized $22 million and $14 million of such costs for the three months ended June 30, 2020 and 2019 and $35 million and $22 million for the six months ended June 30, 2020 and 2019, respectively. The stock-based compensation expense for the three months ended March 31, 2020 and the six months ended June 30, 2019 represent the amounts allocated to us from UTC related to our direct employees.

At June 30, 2020, there was $124 million of unrecognized stock-based compensation costs related to non-vested awards granted under the Carrier LTIP, which will be recognized ratably over a weighted-average period of 2.3 years.
Carrier LTIP activity for the three months ended June 30, 2020 was as follows:

	Stock Options and Stock Appreciation Rights		Performance Share Units		Restricted Stock Units
		Average		Average		Average
(shares and units in thousands)	Shares	Price [1]	Units	Price [2]	Units	Price [2]
Outstanding as of April 3, 2020 [3]	36,015	$19.90	68	$21.23	5,622	$21.37
Granted	3,735	16.59	728	18.23	290	16.66
Forfeited/Cancelled	(79)	23.73	—	—	(13)	23.93
Outstanding as of June 30, 2020	39,671	$19.60	796	$18.49	5,899	$21.15

[1] Weighted-average exercise price
[2] Weighted-average grant date fair value
[3] Effective date of conversion upon the Separation and the Distribution

The weighted-average fair value of stock appreciation rights granted during the three months ended June 30, 2020 was $4.35. The weighted-average fair value of performance share units granted during the three months ended June 30, 2020 was $18.23. There were no stock options granted during the three months ended June 30, 2020. No performance share units or restricted stock units vested during the three months ended June 30, 2020.

The following table summarizes outstanding Carrier LTIP awards that are vested and expected to vest (adjusted for expected forfeitures) and that are exercisable at June 30, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares and units in thousands; aggregate intrinsic value in dollars in thousands)	Awards	Average Price [1]	Aggregate Intrinsic Value	Remaining Life [2]	Awards	Average Price [1]	Aggregate Intrinsic Value	Remaining Life [2]
Stock Options/ Stock Appreciation Rights	38,060	$19.51	$124,595	6.9	17,047	$16.86	$91,620	4.3

Performance Share Units/ Restricted Stock Units	6,331	$20.91	$140,668	2.0

1 Weighted-average exercise price per share
2 Weighted-average remaining contractual term in years for stock options and stock appreciation rights; weighted-average remaining vesting period in years for performance share units and restricted stock units

The fair value of stock option awards are estimated on the date of grant using a binomial model. The following assumptions were used in the binomial model for the three months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
Volatility	35.6%
Expected life (in years)	7.0
Expected dividend yield	2.0%
Range of risk-free rate	0.1%	–	1.0%

Carrier has limited historical trading data and used peer group data to estimate expected volatility. Carrier used historical Carrier employee data, including data prior to the Separation and the Distribution, to estimate expected life. The expected dividend yield is consistent with Carrier's dividend policy on an annualized basis. The risk-free rate is based on the term structure of interest rates at the time the award was granted.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2020 and 2019 is as follows:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2020
Balance as of March 31, 2020	$(1,268)	$(468)	$(1,736)
Other comprehensive income before reclassifications, net	250	2	252
Amounts reclassified, pre-tax	—	6	6
Tax benefit reclassified	—	(1)	(1)
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)

Six Months Ended June 30, 2020
Balance as of January 1, 2020	$(780)	$(473)	$(1,253)
Other comprehensive (loss) income before reclassifications, net	(238)	2	(236)
Amounts reclassified, pre-tax	—	12	12
Tax benefit reclassified	—	(2)	(2)
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2019
Balance as of March 31, 2019	$(743)	$(385)	$(1,128)
Other comprehensive loss before reclassifications, net	(78)	—	(78)
Amounts reclassified, pre-tax	—	4	4
Balance as of June 30, 2019	$(821)	$(381)	$(1,202)

Six Months Ended June 30, 2019
Balance as of January 1, 2019	$(834)	$(381)	$(1,215)
Other comprehensive income before reclassifications, net	13	2	15
Amounts reclassified, pre-tax	—	7	7
ASU 2018-02 adoption impact	—	(9)	(9)
Balance as of June 30, 2019	$(821)	$(381)	$(1,202)

Amounts reclassified related to defined benefit pension and post-retirement plans include amortization of prior service costs and recognized actuarial net losses. These costs are recorded as components of net periodic pension cost for each period presented (see Note 11 – Employee Benefit Plans for additional details).
NOTE 14: INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2020 was 28.2% and 44.6%, respectively, compared with 7.6% and 14.6%, respectively, for the three and six months ended June 30, 2019.
The increase in the effective tax rate for the three months ended June 30, 2020 is primarily due to the absence of a prior year combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the Internal Revenue Service (the "IRS") for UTC's 2014, 2015 and 2016 tax years.

The increase in the effective tax rate for the six months ended June 30, 2020 is primarily due to the items described above and a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and a credit carry forward as a result of activities related to the Separation, a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings, and the impact of a non-deductible impairment charge of $71 million on a minority-owned joint venture investment, all of which were recorded in the six months ended June 30, 2020.

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain non-U.S. deferred tax assets. We will continue to evaluate the impact that COVID-19 and other economic impacts may have on the future realizability of a portion of the remaining non-U.S. deferred tax assets.
Carrier conducts business globally and, as a result, files income tax returns in U.S. federal and various state and foreign jurisdictions. In certain jurisdictions, Carrier's operations were included in UTC's combined tax returns for the periods through the Separation. The IRS commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, Netherlands, Singapore, the United Kingdom and the United States. Carrier is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state and local and foreign income tax examinations for tax years before 2010.

Income taxes through March 31, 2020 were recorded based on a "carve-out" and separate company basis. Prior to the Separation, the Company’s portion of income taxes for domestic and certain foreign jurisdictions were deemed settled in the period the related tax expense was recorded. After the Separation, the Company’s income taxes are prepared on a stand-alone basis.

Pursuant to the TMA, Carrier is required to make payments to UTC representing Carrier's portion of UTC's remaining net tax liability attributable to U.S. income tax on previously undistributed earnings of Carrier's international subsidiaries resulting from the passage of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The balances computed on a separate company basis of approximately $68 million recorded within Accrued liabilities and $701 million recorded within Future income tax obligations were adjusted through UTC Net investment upon the Separation resulting in a future stand-alone obligation of $453 million recorded within Other long-term liabilities and $6 million within Accrued liabilities. This obligation is expected to be settled in six annual installments, beginning April 15, 2021.

After the Separation, Carrier is entitled to unrecognized tax benefits to the extent the item relates exclusively to Carrier in accordance with the TMA. The change from a separate company to stand-alone basis resulted in a decrease of $37 million to Future income tax obligations and $27 million to Future income tax benefits, both of which were recorded through UTC Net investment in the three months ended June 30, 2020.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of up to $15 million may occur within 12 months as a result of additional worldwide uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions, or the closure of tax statutes and the Separation.

NOTE 15: RESTRUCTURING COSTS
During the three and six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$1	$18	$3	$35
Refrigeration	3	4	3	7
Fire & Security	6	8	9	21
Eliminations and other	1	—	1	—
Total restructuring costs	$11	$30	$16	$63

Restructuring charges incurred during the six months ended June 30, 2020 and 2019 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Cost of sales	$5	$8	$6	$13
Selling, general and administrative	6	22	10	50
Total restructuring costs	$11	$30	$16	$63

2020 Actions. During the six months ended June 30, 2020, we recorded net pre-tax restructuring costs of $13 million for restructuring actions initiated in 2020, consisting of $5 million in Cost of products sold and Cost of services sold and $8 million in Selling, general and administrative. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We are targeting to complete the majority of the remaining actions in 2021.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
For the Three Months Ended June 30, 2020
Restructuring accrual as of March 31, 2020	$2	$—	$2
Net pre-tax restructuring costs	10	1	11
Utilization, foreign exchange and other costs	(4)	—	(4)
Balance as of June 30, 2020	$8	$1	$9

For the Six Months Ended June 30, 2020
Restructuring accrual as of January 1, 2020	$—	$—	$—
Net pre-tax restructuring costs	12	1	13
Utilization, foreign exchange and other costs	(4)	—	(4)
Balance as of June 30, 2020	$8	$1	$9

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred - Three Months Ended March 31, 2020	Costs Incurred - Three Months Ended June 30, 2020	Remaining Costs at June 30, 2020
HVAC	$5	$(1)	$(2)	$2
Refrigeration	5	—	(3)	2
Fire & Security	8	(1)	(5)	2
Eliminations and other	2	—	(1)	1
Total	$20	$(2)	$(11)	$7

2019 Actions. During the six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $3 million and $49 million, respectively, for restructuring actions initiated in 2019, consisting of $1 million and $8 million in Cost of products sold and Cost of services sold and $2 million and $41 million in Selling, general and administrative, respectively. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
For the Three Months Ended June 30, 2020
Restructuring accrual as of March 31, 2020	$32	$—	$32
Net pre-tax restructuring costs	—	—	—
Utilization, foreign exchange and other costs	(5)	—	(5)
Balance as of June 30, 2020	$27	$—	$27

For the Six Months Ended June 30, 2020
Restructuring accrual as of January 1, 2020	$43	$1	$44
Net pre-tax restructuring costs	3	—	3
Utilization, foreign exchange and other costs	(19)	(1)	(20)
Balance as of June 30, 2020	$27	$—	$27

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred - Three Months Ended March 31, 2020	Costs Incurred - Three Months Ended June 30, 2020	Remaining Costs at June 30, 2020
HVAC	$53	$(51)	$(1)	$2	$3
Refrigeration	16	(14)	—	(1)	1
Fire & Security	49	(43)	(2)	(1)	3
Eliminations and other	2	(2)	—	—	—
Total	$120	$(110)	$(3)	$—	$7

2018 and Prior Actions. During the six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $0 million and $14 million, respectively, for restructuring actions initiated in 2018 and prior, consisting of $0 million and $5 million in Cost of products sold and Cost of services sold and $0 million and $9 million in Selling, general and administrative, respectively. As of June 30, 2020 and 2019, we had approximately $11 million and $37 million, respectively, of accrual balances remaining related to 2018 and prior actions.

NOTE 16: GUARANTEES
The Company provides service and warranty coverage on its products and extends performance and operating cost guarantees beyond normal service and warranty coverage on some of its products. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are recorded to accruals based on claims data and historical experience. The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet, for the six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Balance as of January 1	$488	$473
Warranties, performance guarantees issued and changes in estimated liability	105	93
Settlements made	(92)	(76)
Balance as of June 30	$501	$490

NOTE 17: FAIR VALUE MEASUREMENTS

We invest a portion of our Cash and cash equivalents in money market mutual funds with original maturities of less than three months. We attempt to manage foreign currency transaction exposures through operational strategies and the use of foreign currency hedging contracts. In accordance with the provisions of ASC Topic 820: Fair Value Measurement, the following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in our Unaudited Condensed Consolidated Balance Sheet:

June 30, 2020
(dollars in millions)	Total		Level 1	Level 2	Level 3
Recurring fair value measurement:
Money market mutual funds	$38	1	$—	$38	$—
Derivative assets	$3	2	$—	$3	$—
Derivative liabilities	$(5)	3	$—	$(5)	$—

1 Included in Cash and cash equivalents on the accompanying Unaudited Condensed Consolidated Balance Sheet
2 Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet
3 Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet

Valuation Techniques. Our derivative assets and liabilities are measured at fair value using internal models based on observable market inputs, such as forward, interest, contract and discount rates.

The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in our Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt (excluding finance leases)	$12,023	$12,116	$313	$313

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Unaudited Condensed Consolidated Balance Sheet:

June 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$12,116	$10,004	$—	$2,112

December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$313	$—	$—	$313

Valuation Techniques. Based on the information available as of June 30, 2020, the fair value of the term loan credit facility was estimated on the basis of the present value of the expected future cash flows contractually due in accordance with the terms of the term loan credit agreement, a Level 3 measurement. The cash flows were discounted using the LIBOR rate at the valuation date based on the terms of the term loan credit agreement and adjusted for any change in credit risk premium. At June 30, 2020, the project financing obligations included in Long-term debt approximate their fair value. During the three months ended June 30, 2020 and 2019, there were no transfers in or out of levels 1, 2 or 3.
The following table presents changes during the six months ended June 30, 2020 and 2019 in Level 3 liabilities not measured at fair value on a recurring basis:

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Fair value as of January 1	$313	$291
Issuances, including interest on project financing obligations	1,835	85
Settlements	(36)	(37)
Fair value as of June 30	$2,112	$339

NOTE 18: COMMITMENTS AND CONTINGENT LIABILITIES
The Company is unable to predict the final outcome of the following matters based on the information currently available except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. The Company’s operations are subject to environmental regulation by various authorities. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and we periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. As of June 30, 2020 and December 31, 2019, the outstanding liability for environmental obligations was $230 million and $217 million, respectively, of which $13 million and $14 million, respectively, is included in Accrued liabilities and $217 million and $203 million, respectively, is included in Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
Legal Proceedings. Asbestos Matters – The Company and its consolidated subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that Carrier no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period.
The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts. As of June 30, 2020, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $251 million to $290 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $251 million and $255 million, which is principally recorded in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, respectively. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $104 million, which is included primarily in Other assets on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019.

Income Taxes. As described in Note 1 – Description of the Business, the TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. Further, the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As of June 30, 2020, a liability of $72 million, primarily related to our share of TCJA transition tax associated with foreign undistributed earnings is included within Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet. We believe that the likelihood of incurring losses materially in excess of this amount is remote.

Other. As described in Note 16 – Guarantees, the Company extends performance and operating cost guarantees beyond the normal warranty and service policies for extended periods on some of its products. The Company typically accrues its estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.

The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.
In the ordinary course of business, Carrier is routinely a defendant in, party to or otherwise subject to pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
NOTE 19: SEGMENT FINANCIAL DATA
Carrier’s operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
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

Fire & Security includes a wide range of residential and building systems products and solutions, including fire, flame, gas, smoke and carbon monoxide detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems. Other fire and security service offerings include audit, design, installation and system integration, as well as aftermarket maintenance and repair and monitoring services.
Segment Information. Segment information for the periods presented are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$2,291	$2,735	$358	$545
Refrigeration	700	955	61	121
Fire & Security	1,057	1,386	106	184
Total segment	4,048	5,076	525	850
Eliminations and other	(76)	(114)	(56)	(15)
General corporate expenses	—	—	(27)	(30)
Consolidated	$3,972	$4,962	$442	$805

	Net Sales		Operating Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$4,250	$4,903	$525	$838
Refrigeration	1,508	1,917	160	248
Fire & Security	2,263	2,676	226	316
Total segment	8,021	9,496	911	1,402
Eliminations and other	(161)	(211)	(91)	(32)
General corporate expenses	—	—	(63)	(65)
Consolidated	$7,860	$9,285	$757	$1,305

Geographic External Sales. Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
United States Operations	$2,192	$2,713	$4,203	$4,932
International Operations
Europe	969	1,301	2,148	2,593
Asia Pacific	645	738	1,164	1,350
Other	166	210	345	410
Consolidated	$3,972	$4,962	$7,860	$9,285
Products sales and Service sales. Segment sales disaggregated by product and service are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Sales Type
Product	$1,976	$2,370	$3,633	$4,231
Service	315	365	617	672
HVAC sales	2,291	2,735	4,250	4,903
Product	609	861	1,322	1,728
Service	91	94	186	189
Refrigeration sales	700	955	1,508	1,917
Product	762	1,021	1,622	1,956
Service	295	365	641	720
Fire & Security sales	1,057	1,386	2,263	2,676
Total segment sales	4,048	5,076	8,021	9,496
Eliminations and other	(76)	(114)	(161)	(211)
Consolidated	$3,972	$4,962	$7,860	$9,285

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three and six months ended June 30, 2020 and 2019, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 31, 2020, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Company as of December 31, 2019, and the related combined statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those combined financial statements. As discussed in Note 2 to the accompanying condensed consolidated interim financial information, the Company completed its separation, became an independent public company and has reflected the effects of the separation, reporting the historical results of the Company as a standalone company. The accompanying December 31, 2019 condensed consolidated balance sheet reflects this change.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
July 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
Separation from United Technologies Corporation

On April 3, 2020, UTC completed the Separation through the Distribution of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at the Effective Time. As a result of the Distribution, UTC shareowners of record received one share of the Company's common stock for every one share of UTC common stock and Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 10 – Borrowings and Lines of Credit and Note 3 – Earnings Per Share to the Unaudited Condensed Consolidated Financial Statements for additional information.
These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Prior to the Separation, the Unaudited Condensed Consolidated Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. For the periods prior to the Separation, the Unaudited Condensed Consolidated Financial Statements are derived from the consolidated financial statements and accounting records of UTC and thus are prepared on a "carve-out" basis, as described below. The Company's financial statements for the period from April 3, 2020 through June 30, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.

The Unaudited Condensed Consolidated Financial Statements include all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Prior to the Separation, costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC.
We entered into the TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Because costs for these services historically were included in our operating results based on allocations from UTC, we do not expect the costs associated with the TSA to be materially different and, therefore, we do not expect such costs to materially affect our results of operations or cash flows after we became an independent publicly traded company nor do we expect such costs to be materially different when these services are transitioned from UTC to Carrier.
Subsequent to the Separation, we have and will continue to incur expenditures consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other transaction-related costs. Additionally, we will incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. Our preliminary estimates of these additional recurring costs expected to be incurred annually are approximately $75 million to $95 million greater than the expenses historically allocated to us from UTC, and primarily relate to Selling, general and administrative expenses. We believe our cash flow from operations will be sufficient to fund these additional corporate expenses.
In connection with the Separation, we entered into the TMA with UTC and Otis that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Carrier generally is responsible for federal, state and foreign taxes imposed on a separate return basis upon Carrier (or any of its subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the

Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Carrier and Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. For additional discussion, see "Certain Relationships and Related Party Transactions," in the Information Statement.
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
Our worldwide operations are affected by industrial, economic and political factors on both a regional and global level. This includes the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population, rising standards of living and increasing energy and environmental regulation. We believe that growth in our businesses is supported by favorable secular trends, including these mega-trends, which underpin growth across our HVAC, Refrigeration and Fire & Security businesses. We also believe that we are well positioned to benefit from these long-term trends as a result of the strength of our industry-leading brands and track record of innovation.
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
Impact of the COVID-19 pandemic
COVID-19 surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures, and shelter-in-place orders.
Carrier is taking all prudent measures to protect the health and safety of our employees and has implemented work from home requirements, where possible, social distancing where working from home is not feasible, including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.
The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, including the duration and spread of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic, and related containment and mitigation actions taken by the U.S., state and local and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.

During the three months ended March 31, 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products, however, as of June 30, 2020, our manufacturing facilities (and nearly all of our suppliers) had resumed operations and 95% of our production capacity was available and, where appropriate, we initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely. During the three months ended March 31, 2020, we considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangible asset valuations. In order to evaluate these impacts, we made forecast assumptions regarding future business activity that are subject to a wide range of uncertainties, including those noted in the prior paragraph. Based upon qualitative and, in certain cases, quantitative analyses, we determined that our goodwill and intangible assets were not impaired. For the period ended June 30, 2020, we reviewed the assumptions used in our March 31, 2020 assessment and determined that they remain appropriate.
We continue to focus on navigating the challenges COVID-19 presents by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions include, but are not limited to modifying the financial covenants in our revolving and term loan credit agreements and issuing $750 million of unsecured, unsubordinated long-term debt (see Note 10 – Borrowings and Lines of Credit for additional information), reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring, and participation in global COVID-19 relief measures, including the CARES Act, which provides for payroll tax deferrals and credits, income tax payment deferrals, and an increase in the income tax interest deduction limitation.
Business Segments
Our operations are organized into three segments: HVAC, Refrigeration and Fire & Security. Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers. Our Refrigeration segment provides refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Our Fire & Security products encompass a wide range of residential and commercial building systems and security and service solutions. Our customers are in both the public and private sectors, and our businesses reflect extensive geographic diversification. See Note 19 – Segment Financial Data to the Unaudited Condensed Consolidated Financial Statements for additional discussion of sales attributed to geographic regions.
Our earnings growth strategy contemplates earnings from organic sales growth, including growth from new product development and product improvements, structural cost reductions, operational improvements and incremental earnings from acquisitions.

Both acquisition and restructuring costs associated with business combinations are expensed as incurred. Depending on the nature and level of acquisition activity, our earnings could be adversely impacted due to acquisition and restructuring actions initiated in connection with the integration of businesses acquired. For additional discussion of acquisitions and restructuring, see "Liquidity and Financial Condition," "Restructuring Costs," Note 10 – Borrowings and Lines of Credit and Note 15 – Restructuring Costs to the Unaudited Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Information Statement, we describe the significant accounting estimates and policies used in the preparation of the Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates. However, in the three months ended March 31, 2020, we reassessed our goodwill asset valuations as a result of the impact of the COVID-19 pandemic on our operational and financial performance.
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
In the three months ended March 31, 2020, we qualitatively determined that the goodwill for all but one of our reporting units was not impaired. For one reporting unit with goodwill of $966 million, we performed a quantitative analysis and selected the assumptions used in the financial forecasts to estimate the reporting unit’s fair value using historical data, supplemented by current and anticipated market conditions, including estimated growth and discount rates, management’s plans and the anticipated impact of the COVID-19 pandemic on the reporting unit’s business and financial performance. Based upon our analysis, we determined that the goodwill was not impaired. However, the fair value of the reporting unit exceeded its underlying carrying value by 20% and a 100 basis-point increase in the discount rate used in the financial forecast would result in an impairment of approximately $175 million. For the period ended June 30, 2020, we reviewed the assumptions used in our March 31, 2020 assessment and determined that they remain appropriate. The estimated fair value of the reporting unit would be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecasts.
RESULTS OF OPERATIONS
Net Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$3,972	$4,962	$7,860	$9,285
Percentage change	(20)%		(15)%

The factors contributing to the total percentage change year-over-year in total net sales are as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Organic / Operational	(19)%	(14)%
Foreign currency translation	(1)%	(1)%
Total % change	(20)%	(15)%

Organic sales declined across all three segments for the three and six months ended June 30, 2020 compared with the same periods of the prior year, reflecting lower volumes driven by the economic slowdowns attributed to the COVID-19 pandemic shutdowns in the first half of the year. The decrease in HVAC reflects lower volumes in commercial and residential HVAC resulting from the difficult economic environment due to the COVID-19 pandemic. The decrease in Refrigeration was driven by a decline in transport refrigeration due to the impact from the COVID-19 pandemic with declines in North America and Europe truck trailer as well as container. The decrease in North America truck trailer sales was also attributed to the cyclical peak experienced in 2019. The decrease in commercial refrigeration was primarily driven by lower volume in Europe combined with various regional shutdowns attributed to the COVID-19 pandemic. Fire & Security decreased organically, reflecting lower sales volumes in both product and field services driven by the impact of the COVID-19 pandemic which primarily impacted the installation and service businesses due to no or limited access to customer sites during the three months ended June 30, 2020. For additional discussion on the segment results for the three and six months ended June 30, 2020, see "Segment Review."

Cost of Products and Services Sold

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$2,831	$3,488	$5,597	$6,585
Percentage change year-over-year	(19)%		(15)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Organic / Operational	(17)%	(14)%
Foreign currency translation	(1)%	(1)%
Other	(1)%	—%
Total % change	(19)%	(15)%

The organic decrease in total cost of products and services sold for the three and six months ended June 30, 2020, as compared with the same period of the prior year, is consistent with the organic sales decline of 19% and 14%, respectively, for the same periods. The organic declines in cost of products and services sold is attributable to the sales volume declines driven by the economic slowdowns related to the COVID-19 pandemic experienced in the first half of the year.
Gross Margin

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Gross margin	$1,141	$1,474	$2,263	$2,700
Percentage of net sales	28.7%	29.7%	28.8%	29.1%

The 100 basis point decrease in gross margin as a percentage of sales for the three months ended June 30, 2020 reflects the effects of lower sales volumes and factory inefficiencies as a result of economic conditions resulting from the COVID-19 pandemic partly offset by cost containment initiatives.

The 30 basis point decrease in gross margin as a percentage of sales for the six months ended June 30, 2020 was primarily driven by the effects of lower volume largely as a result of the COVID-19 pandemic, lower factory and field productivity and unfavorable product mix, partially offset by favorable material productivity and commodities.
Research and Development

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Research and development	$94	$103	$192	$200
Percentage of net sales	2.4%	2.1%	2.4%	2.2%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. Although cost containment initiatives resulted in lower year-over-year research and development expenses, the lower sales volumes experienced in the three and six months ended June 30, 2020, as compared with the same period of the prior year, resulted in a 30 basis point and 20 basis point increase, respectively, in expenses as a percentage of net sales.

Selling, General and Administrative

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$637	$680	$1,329	$1,364
Percentage of net sales	16.0%	13.7%	16.9%	14.7%

The decrease in Selling, general and administrative expenses for the three months ended June 30, 2020, as compared with the same period of the prior year, was primarily driven by cost containment initiatives taken to mitigate the COVID-19 related decline in sales volume. Such cost containment actions included, but were not limited to, furloughs, lower employee compensation, and reductions in discretionary spending across the businesses. Costs associated with the Separation of $23 million were partially offset by lower restructuring costs of $16 million. As a percentage of sales, the 230 basis point increase was primarily driven by lower sales volumes experienced as a result of the COVID-19 pandemic as noted previously.
The decrease in Selling, general and administrative expenses in the six months ended June 30, 2020 was primarily driven by cost containment initiatives taken to mitigate the COVID-19 related decline in sales volume. Such cost containment actions included, but were not limited to, furloughs, lower employee compensation, and reductions in discretionary spending across the businesses. Costs associated with the Separation of $68 million were partially offset by lower restructuring costs of $40 million and lower costs associated with the wind-down of a residential intrusion business of $13 million. As a percentage of sales, the 220 basis point increase was primarily driven by lower sales volumes experienced as a result of the COVID-19 pandemic as noted previously.
We are continuously evaluating our cost structure and have implemented restructuring actions to keep our cost structure competitive. The amounts reflected previously include the impact of restructuring actions on Selling, general and administrative expenses. For additional discussion, see "Restructuring Costs" and Note 15 – Restructuring Costs to the Unaudited Condensed Consolidated Financial Statements.
Restructuring Costs

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Cost of sales	$6	$13
Selling, general and administrative	10	50
Total restructuring costs	$16	$63

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
2020 Actions. During the six months ended June 30, 2020, we recorded net pre-tax restructuring charges of $13 million relating to ongoing cost reduction actions initiated in 2020. For actions initiated in 2020, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2021. During the six months ended June 30, 2020, we had $4 million of cash outflows related to the 2020 actions. As of June 30, 2020, we expect to incur additional restructuring and other charges of $7 million to complete these actions.
2019 Actions. During the six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring charges of $3 million and $49 million, respectively, for actions initiated in 2019. For actions initiated in 2019, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2020. During the six months ended June 30, 2020, we had cash outflows of approximately $20 million related to the 2019 actions.
In addition, during the six months ended June 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $0 million and $14 million, respectively, for restructuring actions initiated in 2018 and prior.

Equity Method Investment Net Earnings

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Equity method investment net earnings	$57	$80	$86	$120

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. Equity in earnings of unconsolidated equity method investments decreased in the three and six months ended June 30, 2020 by $23 million and $34 million, respectively, primarily due to lower earnings from our investments in HVAC joint ventures in Asia and the Middle East, primarily due to the impact of the COVID-19 pandemic.

Other (Expense) Income, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Other (expense) income, net	$(25)	$34	$(71)	$49

Other (expense) income, net primarily includes the impact of gains and losses related to our equity method investments or infrequently occurring items. The year-over-year change of $59 million for the three months ended June 30, 2020, is primarily driven by the absence of a gain on the sale of an interest in a joint venture of $21 million in 2019, the unfavorable impact of a change in the estimate of certain long-term liabilities of $12 million, and higher deferred compensation charges of $8 million. The year-over-year change of $120 million for the six months ended June 30, 2020, is primarily driven by an other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment in 2020, the absence of gains on the sale of investments of $34 million in 2019 and the unfavorable impact of a change in the estimate of certain long-term liabilities of $12 million, partially offset by a gain on the sale of an investment of $9 million.
Interest (Expense) Income, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense	$(85)	$(9)	$(123)	$(35)
Interest income	4	25	5	55
Interest (expense) income, net	$(81)	$16	$(118)	$20

Prior to the Separation, Interest income and Interest expense related primarily to interest on related party activity between Carrier and UTC. See "Liquidity and Financial Condition" in this Item 2 and Note 5 – Related Parties and Note 10 – Borrowings and Lines of Credit to the Unaudited Condensed Consolidated Financial Statements.
Interest (expense) income, net reflects higher year-over-year interest expense for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019 due to the issuance of $9.25 billion of fixed rate notes in February 2020, a $1.75 billion draw on our term loan in March 2020, the issuance of $750 million of fixed rate notes in June 2020 and a decrease in interest income earned on related party receivables due from UTC.
Income Taxes

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate	28.2%	7.6%	44.6%	14.6%

The increase in the effective tax rate for the three months ended June 30, 2020 compared with the prior year is primarily due to the absence of a prior year combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and conclusion of an audit by the IRS for UTC tax years 2014, 2015 and 2016.

The increase in the effective tax rate for the six months ended June 30, 2020 as compared with the prior year is primarily due to the items described above as well as the following items which were recorded in the six months ended June 30, 2020: a $51 million adjustment related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward resulting from Separation-related activities, an adjustment of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings, and the impact of a non-deductible impairment charge of $71 million on a minority-owned joint venture investment.

We continue to monitor potential tax impacts from final regulations issued under the TCJA, as well as the economic impacts from COVID-19 and related legislative actions.

For additional discussion of income taxes and the effective income tax rate, see Note 14 – Income Taxes to the Unaudited Condensed Consolidated Financial Statements.
Net Income Attributable to Common Shareowners

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income attributable to common shareowners	$261	$784	$357	$1,184

Net income attributable to common shareowners for the three and six months ended June 30, 2020 includes $11 million pre-tax ($8 million, net of tax benefit) and $16 million ($12 million, net of tax benefit) of restructuring charges, respectively. For the six months ended June 30, 2020, Net income attributable to common shareowners also reflects the impact of the following:
•A $71 million impairment charge recorded in the three months ended March 31, 2020 on a minority-owned joint venture investment that was not tax deductible.
•As previously discussed in the "Income Taxes" section, a $97 million tax adjustment recorded in the three months ended March 31, 2020.
•Separation-related costs of $23 million pre-tax ($17 million, net of tax benefit) and $73 million pre-tax ($55 million, net of tax benefit) that were recorded in the three and six months ended June 30, 2020, respectively.
Net income attributable to common shareowners for the three and six months ended June 30, 2019 includes restructuring charges of $30 million pre-tax ($22 million, net of tax benefit) and $63 million ($46 million, net of tax benefit), respectively. Net income attributable to common shareowners also reflects $21 million and $34 million, respectively, for the three and six months ended June 30, 2019 primarily due to the sale of investments and from the combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC tax years 2014, 2015 and 2016.
Segment Review
We determine our segments based on how our Chief Executive Officer, the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments, HVAC, Refrigeration and Fire & Security based on net sales and operating profit. Adjustments to reconcile segment reporting to the consolidated results for the three and six months ended June 30, 2020 and 2019 are included in "Eliminations and other and General corporate expenses."

Summary performance for each of our segments for the three months ended June 30, 2020 and 2019 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
HVAC	$2,291	$2,735	$358	$545	15.6%	19.9%
Refrigeration	700	955	61	121	8.7%	12.7%
Fire & Security	1,057	1,386	106	184	10.0%	13.3%
Total segment	4,048	5,076	525	850	13.0%	16.7%
Eliminations and other	(76)	(114)	(56)	(15)	73.7%	13.2%
General corporate expenses	—	—	(27)	(30)	—%	—%
Consolidated	$3,972	$4,962	$442	$805	11.1%	16.2%

Summary performance for each of our segments for the six months ended June 30, 2020 and 2019 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
HVAC	$4,250	$4,903	$525	$838	12.4%	17.1%
Refrigeration	1,508	1,917	160	248	10.6%	12.9%
Fire & Security	2,263	2,676	226	316	10.0%	11.8%
Total segment	8,021	9,496	911	1,402	11.4%	14.8%
Eliminations and other	(161)	(211)	(91)	(32)	56.5%	15.2%
General corporate expenses	—	—	(63)	(65)	—%	—%
Consolidated	$7,860	$9,285	$757	$1,305	9.6%	14.1%

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
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$2,291	$2,735	$(444)	(16)%
Operating profit	$358	$545	$(187)	(34)%

	Net Sales	Operating Profit
Organic / Operational	(15)%	(32)%
Foreign currency translation	(1)%	(1)%
Restructuring	—%	3%
Other	—%	(4)%
Total % change	(16)%	(34)%

The organic sales decrease of 15% was driven by declines in commercial HVAC (17%) and residential HVAC (13%) largely driven by the economic slowdowns related to the COVID-19 pandemic. Commercial HVAC declined in North America, Europe and Asia Pacific. An increase in China sales in the three months ended June 30, 2020 was more than offset by lower sales in the remainder of Asia Pacific, particularly India, which was impacted by a prolonged shutdown. Residential HVAC sales decreased due to lower sales of split systems related to the COVID-19 pandemic.

The operational profit decrease of 32% was primarily attributable to lower sales volumes and unfavorable mix (28%), lower income from equity method investments (3%) as a result of economic slowdowns related to the COVID-19 pandemic, and the unfavorable impact of a change in the estimate of certain long-term liabilities (4%). These decreases were partially offset by the benefit of cost containment initiatives.

The 4% decrease in Other primarily reflects the absence of a prior year gain on the sale of an investment in a joint venture (4%).

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$4,250	$4,903	$(653)	(13)%
Operating profit	$525	$838	$(313)	(37)%

	Net sales	Operating profit
Organic / Operational	(13)%	(29)%
Foreign currency translation	—%	(1)%
Restructuring	—%	4%
Other	—%	(11)%
Total % change	(13)%	(37)%

The organic sales decrease of 13% reflects declines in commercial HVAC (13%) and residential HVAC (12%) and was largely driven by the economic slowdowns related to the COVID-19 pandemic. Commercial HVAC sales declined across most of its businesses, including light commercial, applied and the services business in North America, Europe and Asia Pacific. Asia Pacific was lower in the six months ended June 30, 2020, primarily in India and China, despite a sales increase in China for the three months ended June 30, 2020. The residential HVAC sales decline primarily was due to lower split systems and gas furnaces sales. In addition to the impact of the COVID-19 pandemic, U.S. residential sales year-over-year were impacted by an increase in demand for furnaces in the three months ended March 31, 2019 was associated with a change in furnace fan efficiency ratings that went into effect in 2019.

The operational profit decrease of 29% was primarily attributed to lower sales volumes and unfavorable mix (26%), lower income from equity method investments (3%), and the unfavorable impact of a change in the estimate of certain long-term liabilities (3%). These decreases were partially offset by lower commodity costs, favorable material productivity, and cost containment initiatives.

The 11% decrease in Other primarily reflects a non-cash, other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic, among other factors. Other also reflects the absence of a prior year gain on the sale of an interest in a joint venture (2%).

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
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$700	$955	$(255)	(27)%
Operating profit	$61	$121	$(60)	(50)%

	Net Sales	Operating Profit
Organic / Operational	(25)%	(50)%
Foreign currency translation	(2)%	(1)%
Restructuring	—%	1%
Total % change	(27)%	(50)%

The organic sales decrease of 25% was driven by declines in transport refrigeration (27%) and commercial refrigeration (19%). The decline in transport refrigeration sales reflects lower volume in North America and Europe truck trailer and container due to economic slowdowns related to the COVID-19 pandemic. Additionally, North America truck trailer sales were lower due to the cyclical peak experienced in 2019. Commercial refrigeration sales declined in Europe due to lower demand and the closure of new equipment installation sites because of the COVID-19 pandemic. Asia Pacific sales were flat reflecting an increase in China, offset by lower sales in the remainder of Asia Pacific.
The operational profit decrease of 50% was primarily attributed to lower sales volumes and unfavorable mix (61%) that was partially offset by the benefit of favorable material productivity and cost containment initiatives (15%).

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$1,508	$1,917	$(409)	(21)%
Operating profit	$160	$248	$(88)	(35)%

	Net sales	Operating profit
Organic / Operational	(19)%	(36)%
Foreign currency translation	(2)%	(1)%
Restructuring	—%	2%
Total % change	(21)%	(35)%

The organic sales decrease of 19% was driven by declines in transport refrigeration (21%) and commercial refrigeration (16%). The decline in transport refrigeration sales reflects lower sales volume in North America and Europe truck trailer due to the economic slowdowns related to the COVID-19 pandemic. Additionally, North America truck trailer sales were lower due to the cyclical peak experienced in 2019. Commercial refrigeration sales declined primarily due to lower demand and the closure of new equipment installation sites because of the COVID-19 pandemic.

The operational profit decrease of 36% was primarily attributed to lower sales volumes and unfavorable mix (47%). The impact from the lower sales volume was partially offset by the benefit of lower commodity costs, favorable productivity, cost containment initiatives (7%) and lower research and development expenses (5%).
Fire & Security
Our Fire & Security segment provides a wide range of residential and building systems, including fire, flame, gas and smoke detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems. Other Fire & Security service offerings include audit, design, installation and system integration, as well as aftermarket, maintenance and repair and monitoring services. Our established brands include Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Kidde, LenelS2, Marioff, Onity and Supra. Our Fire & Security products and solutions are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$1,057	$1,386	$(329)	(24)%
Operating profit	$106	$184	$(78)	(42)%

	Net Sales	Operating Profit
Organic / Operational	(22)%	(48)%
Foreign currency translation	(2)%	—%
Restructuring	—%	1%
Other	—%	5%
Total % change	(24)%	(42)%

The organic sales decrease of 22% reflects lower product (21%) and field service (23%) sales. The decline in product sales was primarily driven by lower volume in North America and Europe due to the COVID-19 pandemic. The decline in field service sales was due to shutdowns across most regions related to the COVID-19 pandemic, particularly in Europe and Asia. The COVID-19 pandemic primarily impacted the installation and service businesses where there was no or limited access to customer sites during the three months ended June 30, 2020.
The operational profit decrease of 48% was primarily attributed to lower sales volumes and unfavorable mix (63%) as well as higher reserves for customer credit losses (4%). These decreases were partially offset by favorable material productivity and cost containment initiatives (18%).
The 5% increase in Other reflects a favorable adjustment related to a product recall matter.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$2,263	$2,676	$(413)	(15)%
Operating profit	$226	$316	$(90)	(28)%

	Net Sales	Operating Profit
Organic / Operational	(14)%	(33)%
Foreign currency translation	(1)%	—%
Restructuring	—%	4%
Other	—%	1%
Total % change	(15)%	(28)%

The organic sales decrease of 14% reflects lower product (13%) and field service (14%) sales. The decline in product sales was primarily driven by lower volume in North America and Europe due to the COVID-19 pandemic. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns and project delays as a result of the COVID-19 pandemic.
The operational profit decrease of 33% was primarily attributed to lower sales volumes and unfavorable mix (44%) and higher reserves for customer credit losses (4%). These decreases were partially offset by favorable material productivity and cost containment initiatives (16%).
The 1% increase in Other primarily reflects a favorable adjustment related to a product recall matter (3%) partially offset by Separation costs (1%).
Eliminations and other and General corporate expenses

	Net Sales		Operating Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(76)	$(114)	$(56)	$(15)
General corporate expenses	$—	$—	$(27)	$(30)

	Net Sales		Operating Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(161)	$(211)	$(91)	$(32)
General corporate expenses	$—	$—	$(63)	$(65)

Eliminations and other reflects the elimination of sales, other income and operating profit resulting from activity between segments, net hedging and foreign exchange-related gains and losses, as well as other infrequently occurring items, such as divestiture transaction costs. In addition, Eliminations and other includes costs associated with the settlement and defense of potential future asbestos-related claims, insurance settlements on asbestos-related matters and revisions in the estimated liability for potential future asbestos-related claims. Inter-segment sales eliminations decreased in the three and six months ended June 30, 2020 as compared with the three and six months ended June 30, 2019.
For the three months ended June 30, 2020, the $41 million year-over-year decrease in operating profit in Eliminations and other, as compared with the prior year, was primarily attributed to $18 million of Separation-related costs, an unfavorable impact from the change in the estimate of certain long-term liabilities of $9 million, and higher deferred compensation charges of $8 million. For the six months ended June 30, 2020, the $59 million decrease year-over-year in operating profit as compared with the prior year, was primarily attributed to $59 million of Separation-related costs. The benefit from lower year-over-year inter-segment profit eliminations was mostly offset by the unfavorable impact from the change in the estimate of certain long-term liabilities of $9 million.
General corporate expenses remained consistent with the three and six months ended June 30, 2019. General corporate expenses include allocations of corporate expenses from UTC prior to the Separation, which are not necessarily indicative of our future expenses and do not necessarily reflect the results that Carrier may experience as an independent company for the periods presented. Also included within General corporate expenses in both the three and six months ended June 30, 2020 are approximately $4 million of Separation-related costs.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,704	$952
Total debt	$12,029	$319
Net debt (total debt less cash and cash equivalents)	$9,325	$(633)
Total Equity	$4,366	$14,435
Total capitalization (total debt plus total equity)	$16,395	$14,754
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,691	$13,802
Total debt to total capitalization	73%	NM
Net debt to net capitalization	68%	NM
______________________
NM - Prior to the Separation, Carrier participated in UTC's centralized cash management and financing programs; as such, these metrics are neither meaningful nor comparable to those of Carrier as a stand-alone company. See Note 5 – Related Parties for additional information of the UTC cash management programs.

Prior to the Separation, Carrier participated in UTC’s centralized cash pooling and financing programs. Historically, we independently generated operating cash flows sufficient to fund our working capital, capital expenditures and financing needs. Following the Separation, the capital structure and sources of liquidity for Carrier has changed as Carrier no longer participates in cash management and financing programs with UTC. Instead, Carrier’s ability to fund our capital requirements depends on our ability to generate cash flow from operations. Additionally, following the Separation, Carrier has access to a $2.0 billion revolving credit facility that supports a commercial paper borrowing program and anticipates continuing to have access to the debt capital markets. We believe that our future operating cash flows and anticipated access to capital will provide sufficient sources of liquidity over the next twelve months to meet our commitments, including the negative impact of the COVID-19 pandemic on our business.
From time to time we may need to access the capital markets to obtain financing. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of credit ratings, (2) the liquidity of the overall capital markets and (3) the state of the economy, including the impact of the COVID-19 pandemic. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.
Financing for operational and strategic requirements, not satisfied by operational cash flows, is subject to the availability of external funds through short-term and long-term credit markets. The access to and cost of financing is dependent upon, among other factors, the Company's credit ratings.

The following table presents our credit ratings and outlook as of June 30, 2020.

Rating Agency	Long-term Rating [1]	Short-term Rating	Outlook[2]
Standards & Poor's ("S&P")	BBB	A2	Negative
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable

1The long-term rating for S&P was affirmed on June 15, 2020, and for Moody's on June 16, 2020. Fitch's long-term rating was issued on June 11, 2020.
2 S&P revised its outlook to negative from stable on June 15, 2020.

At June 30, 2020, we had cash and cash equivalents of $2.7 billion, of which approximately 29% was held by Carrier’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which those funds can be accessed if held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of June 30, 2020 and December 31, 2019, the amount of such restricted cash was approximately $4 million and $5 million, respectively.

On February 10, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of June 30, 2020. The revolving credit facility supports our commercial paper program and cash requirements. As of June 30, 2020, there were no borrowings on the revolving credit facility.
On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility which matures on February 10, 2023. On March 27, 2020, Carrier drew $1.75 billion on the term loan credit facility which is subject to a variable interest rate based on LIBOR plus a ratings-based margin, which was 112.5 basis points as of June 30, 2020.
On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term notes in six series with maturities ranging from 2023 through 2050. Carrier used the proceeds from the notes and term loan credit facility to fund approximately $10.9 billion in distributions to UTC in connection with the Separation.
The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into amendments to both the revolving credit agreement and the term loan credit agreement. Pursuant to the amendments, certain terms of the revolving credit facility and term loan credit facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendments defer testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendments also require us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of its ordinary shares and the amount of dividends the Company may pay, and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of June 30, 2020, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On June 19, 2020, Carrier issued $750 million of unsecured, unsubordinated 2.700% Notes due in 2031. These notes rank equally with our existing unsecured, unsubordinated obligations. We expect to use the net proceeds from the sale of the notes, which further enhance our liquidity and financial flexibility during the ongoing COVID-19 pandemic, for general corporate purposes.
As of June 30, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2020, there were no borrowings outstanding under the commercial paper program.

Interest payments related to indebtedness are expected to approximate $340 million per year, reflecting an approximate weighted-average interest rate of 2.7%. Borrowings from the revolving credit facility and the term loan credit facility are subject to variable interest rates.
Borrowings and Lines of Credit
Long-term debt as of June 30, 2020 consisted of the following:

(dollars in million)
Debt Description	Interest Rate		June 30, 2020		December 31, 2019
3-Year Term Loan Credit Facility due February 10, 2023	2.195%	1	$1,750	2	$—
1.923% Notes due February 15, 2023	1.923%		500	2	—
2.242% Notes due February 15, 2025	2.242%		2,000	2	—
2.493% Notes due February 15, 2027	2.493%		1,250	2	—
2.722% Notes due February 15, 2030	2.722%		2,000	2	—
2.700% Notes due February 15, 2031	2.700%		750		—
3.377% Notes due April 05, 2040	3.377%		1,500	2	—
3.577% Notes due April 05, 2050	3.577%		2,000	2	—
Other (including project financing obligations and finance leases)			367		319

Total principal long-term debt			12,117		319
Other (discounts and debt issuance costs)			(88)		—
Total debt			12,029		319
Less: current portion of long-term debt			301		237
Long-term debt, net of current portion			$11,728		$82

1 The interest rate on the term loan is variable based on six month LIBOR of 1.07% plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

Cash Flow - Operating Activities

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$556	$371

Net cash provided by operating activities increased $185 million during the six months ended June 30, 2020 compared with the same period of the prior year primarily attributable to the timing of working capital and tax payments. Cash inflows from working capital contributed $545 million compared with the same period of the prior year. Cash provided by Accounts receivable, net increased $233 million attributable to improved collections and timing of customer payments. Cash provided by Accounts payable and accrued liabilities increased $325 million primarily attributable to income taxes and the timing of vendor payments. Income taxes decreased approximately $200 million compared with the same period of the prior year, primarily reflecting the absence of a deemed TCJA transition tax settlement of approximately $70 million that is not required in 2020 and the timing of federal tax payments related to the Separation that will not come due until the third quarter of 2020.

With respect to our current working capital position, as a result of the COVID-19 pandemic, the Company is participating in global COVID-19 relief measures, including the CARES Act, which provides for payroll tax deferrals and credits, income tax payment deferrals, and an increase in the income tax interest deduction limitation.

Cash Flow - Investing Activities

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(103)	$(80)
Net cash used in investing activities increased $23 million during the six months ended June 30, 2020 compared with the prior period primarily due to payments on settlements of foreign exchange hedges of $24 million.
Cash Flow - Financing Activities

	For the Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) financing activities	$1,315	$(492)
Net cash provided by financing activities increased $1.8 billion during the six months ended June 30, 2020 compared with the prior period and primarily reflects the issuance of $750 million of long-term debt in June 2020 and a $590 million cash contribution from UTC in connection with the Separation. The remaining net change primarily reflects an increase in project financing obligations, net and short term financing activity. The cash transferred to UTC of $10.9 billion in the three months ended March 31, 2020 in connection with the Separation was offset by the issuance of long-term debt of $11.0 billion in the same period.
On June 10, 2020, the Board of Directors declared a dividend of $0.08 per share of common stock payable July 20, 2020 to shareowners of record at the close of business on June 26, 2020.
Off-Balance Sheet Arrangements and Contractual Obligations
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in the Information Statement provided a table summarizing our contractual obligations and commercial commitments at the end of 2019. Other than as discussed previously in "Liquidity and Financial Condition", there have been no material changes for the three and six months ended June 30, 2020 to our off-balance sheet arrangements and contractual obligations disclosed in the Information Statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as discussed previously in "Liquidity and Financial Condition", there has been no significant change in our exposure to market risk during the three and six months ended June 30, 2020. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk and Risk Management" in the Information Statement.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, estimated costs associated with the Separation and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Carrier and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19 and its effects, among other things, on production and on global supply, demand, and distribution disruptions as the outbreak continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and Carrier's capital structure and credit ratings;
•the timing and scope of future repurchases of Carrier's common stock, including market conditions and the level of other investing activities and uses of cash;
•delays and disruption in the delivery of materials and services from suppliers;
•cost reduction efforts and restructuring costs and savings and other consequences thereof;
•new business and investment opportunities;
•risks resulting from a less diversified business model and balance of operations across product lines, regions and industries due to the Separation;
•the outcome of legal proceedings, investigations and other contingencies;
•the impact of pension plan assumptions and on future cash contributions and earnings;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. and other countries in which Carrier and its businesses operate, including the effect of changes in U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
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
•a determination by the IRS and other tax authorities that the Separation or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness, including that incurred as a result of financing transactions undertaken in connection with the Separation;
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

The above list of factors is not exhaustive or necessarily in order of importance. In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See "Note 18 – Commitments and Contingent Liabilities," in the "Notes to Unaudited Condensed Consolidated Financial Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this

Form 10-Q and in the Information Statement. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 18 – Commitments and Contingent Liabilities to the Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.
Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in the Information Statement.
Item 1A. Risk Factors
Except for the risk factor below, there have been no material changes in the Company’s risk factors from those disclosed in “Risk Factors” in the Information Statement.
Risks Related to Our Business

Widespread public health pandemics, including COVID-19, could materially adversely affect our business, financial condition and results of operations.

The recent novel strain of COVID-19 has had an adverse effect on our business, financial condition and results of operations. Any future public health pandemics or other disease outbreaks, including the worsening of the current COVID-19 pandemic in countries where we, our customers, our suppliers or our distributors operate could have a further material and adverse effect on our business, financial condition and results of operations. COVID-19 has resulted in widespread travel restrictions and extended shutdowns of non-essential businesses, including construction and hospitality venues, impacting all of our segments and to various extents our factory operations, new equipment installations and access to units under maintenance. As our customers decreased their demand for our products, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe and implemented furloughs or similar workforce reductions. Although by the end of the second quarter our manufacturing facilities (and nearly all of our suppliers) had resumed operations and 95% of our production capacity was available, we cannot predict when all of our manufacturing facilities will be fully operational, any conditions that may be implemented to facilitate a return to normal operations, and the effects and costs associated with any such conditions, and whether there will be additional outbreaks of the pandemic. Our operating results and financial condition may also be materially adversely affected by laws, regulations, orders or other governmental or regulatory actions addressing the current COVID-19 pandemic that place restrictions on, or require us to make changes to, our operations. We continue to monitor government actions and the impact of the pandemic on our customers, suppliers, distributors, employees and other stakeholders, and we anticipate continued temporary reductions in operating levels at many of our manufacturing facilities due to the COVID-19 pandemic.
As a result of the pandemic and resulting disruption in our customers’ production and operations, our sales globally have been negatively affected particularly in industries like trucking that are delaying capital expenditures. Additionally, because in some instances our suppliers’ operations have been impacted, when we believe necessary to maintain our operations, we have been seeking alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which could adversely affect our results of operations.
The nature and extent of COVID-19’s continuing impact on our business, financial conditions and results of operations is beyond our control, and depends on various uncertain factors, including the duration of the outbreak, the severity and potential mutability of the virus, the ability to develop a vaccine or other preventative measures, and the actions, or perception of actions that may be taken or continued to contain or treat its impact, including quarantine and shelter-in-place orders, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. The COVID-19 outbreak has significantly increased economic uncertainty, and the continued impact of the COVID-19 pandemic may cause a global recession which could have a material adverse impact on our business, financial condition and results of operations.
As a result of the foregoing, we may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and prospects and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations. Furthermore, the COVID-19 pandemic could heighten the risks summarized in certain of the other risk factors contained in the Information Statement.

Item 5. Other Information

Carrier currently intends to hold its 2021 Annual Meeting of Shareowners on or about April 19, 2021 (the “2021 Annual Meeting”). The time and location of that meeting will be disclosed in the Company’s Notice of 2021 Annual Meeting and Proxy Statement (the “2021 Proxy Statement”).

Shareowners who wish to submit a proposal to be considered for inclusion in the 2021 Proxy Statement pursuant to SEC Rule 14a-8 under the Exchange Act must do so in writing and ensure that such proposal is received by our Corporate Secretary at the Company’s executive offices at 13995 Pasteur Boulevard, Palm Beach Gardens, FL, 33418, no later than November 11, 2020. Such proposal must also comply with the requirements of Rule 14a-8.

In accordance with the advance notice provisions in Carrier's Bylaws, to introduce a proposal for vote at the 2021 Annual Meeting (other than a shareowner proposal included in the 2021 Proxy Statement in accordance with SEC Rule 14a-8), a shareowner must send advance written notice to our Corporate Secretary (at the address noted above) and ensure that such notice is received no earlier than November 11, 2020, and no later than the close of business on December 11, 2020. This notice must include the information specified by Section 1.9 of the Bylaws, a copy of which is available on our website at www.corporate.carrier.com.

Under Carrier’s Bylaws, a shareowner who wishes to nominate a candidate for election as a director at the 2021 Annual Meeting (other than pursuant to the “proxy access” provisions of Section 1.16 of the Bylaws) must send advance written notice to our Corporate Secretary (at the address noted above) and ensure that such notice is received no earlier than November 11, 2020, and no later than the close of business on December 11, 2020. This notice must include the information, documents and agreements specified by Section 1.9 of the Bylaws, a copy of which is available on our website.

An eligible shareowner who wishes to have a nominee of that shareowner included in Carrier’s 2021 Proxy Statement pursuant to the “proxy access” provisions of Section 1.16 of the Bylaws must send advance written notice to our Corporate Secretary (at the address noted above) and ensure that such notice is received no earlier than October 12, 2020, and no later than November 11, 2020. This notice must include the information, documents and agreements specified by Section 1.16 of the Bylaws, a copy of which is available on our website.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.1
Amended and Restated Certificate of Incorporation of Carrier Global Corporation (incorporated by reference to Exhibit 3.1(b) of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.2
Amended and Restated Bylaws of Carrier Global Corporation (incorporated by reference to Exhibit 3.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

4.1
Supplemental Indenture No. 2, dated June 19, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.2
Form of 2.700% Senior Note due 2031 (incorporated by reference to Annex I to Exhibit 4.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.3
Registration Rights Agreement, dated June 19, 2020, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

10.1
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.2
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.6 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.7
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.8
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.9
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.10
Carrier Global Corporation LTIP Performance Share Unit Deferral Plan (incorporated by reference to Exhibit 10.10 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.11
Carrier Global Corporation Pension Preservation Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.12
Carrier Global Corporation Board of Directors Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.12 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.13
French Sub-Plan for Restricted Stock Granted Under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.14
Carrier Global Corporation Amended and Restated Savings Restoration Plan (incorporated by reference to Exhibit 10.14 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.15
Amendment No. 1 to the Revolving Credit Agreement, dated as of June 2, 2020, by and among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.01 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 3, 2020, File No. 001-39220)

10.16
Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 2, 2020, by and among Carrier Global Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.02 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 3, 2020, File No. 001-39220)

10.17	Schedule of Terms for Carrier Founders Grant Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*

10.18	Schedule of Terms for Stock Appreciation Right Awards (Founders Grant) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*

10.19
Schedule of Terms for Restricted Stock Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.20
Schedule of Terms for Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.21
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.22	Special Addendum to Schedule of Terms for Restricted Stock Unit Award (Off-Cycle) granted to David Appel under the Carrier Global Corporation 2020 Long-Term Incentive Plan*

15	Letter Re: Unaudited Interim Financial Information*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20200630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20200630.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20200630_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20200630_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20200630_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20200630_pre.xml)

Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 31, 2020	by:	/s/TIMOTHY R. McLEVISH
Timothy R. McLevish
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 31, 2020	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)