Form 10-Q
period 2020-09-30
Carrier Global Corp
filed 2020-10-29
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
At September 30, 2020, there were 866,687,269 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2020

Carrier Global Corporation and its subsidiaries' names, abbreviations thereof, logos and product and service designators are all either the registered or unregistered trademarks or trade names of Carrier Global Corporation and its subsidiaries. Names, abbreviations of names, logos and products and service designators of other companies are either the registered or unregistered trademarks or trade names of their respective owners. As used herein, the terms "we," "us," "our," "the Company" or "Carrier," unless the context otherwise requires, mean Carrier Global Corporation and its subsidiaries. References to internet websites in this Form 10-Q are provided for convenience only. Information available through these websites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net sales
Product sales (Note 5)	$4,193	$3,998	$10,615	$11,703
Service sales	809	824	2,247	2,404
	5,002	4,822	12,862	14,107
Costs and expenses
Cost of products sold (Note 5)	2,884	2,784	7,464	8,255
Cost of services sold	557	592	1,574	1,706
Research and development	100	102	292	302
Selling, general and administrative	681	702	2,010	2,066
	4,222	4,180	11,340	12,329
Equity method investment net earnings	62	78	148	198
Other income (expense), net	239	(91)	168	(42)
Operating profit	1,081	629	1,838	1,934
Non-service pension benefit	16	47	47	124
Interest (expense) income, net	(88)	3	(206)	23
Income from operations before income taxes	1,009	679	1,679	2,081
Income tax expense	261	175	560	380
Net income from operations	748	504	1,119	1,701
Less: Non-controlling interest in subsidiaries' earnings from operations	7	12	21	25
Net income attributable to common shareowners	$741	$492	$1,098	$1,676

Earnings per share (Note 3)
Basic	$0.86	$0.57	$1.27	$1.94
Diluted	$0.84	$0.57	$1.25	$1.94

Weighted-average number of shares outstanding (Note 3)
Basic	866.4	866.2	866.3	866.2
Diluted	881.5	866.2	876.2	866.2

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income from operations	$748	$504	$1,119	$1,701
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during period	307	(278)	68	(263)
Pension and post-retirement benefit plan adjustments	5	2	18	11
Other comprehensive income (loss), net of tax	312	(276)	86	(252)
Comprehensive income	1,060	228	1,205	1,449
Less: Comprehensive income attributable to non-controlling interest	(12)	(8)	(25)	(23)
Comprehensive income attributable to common shareowners	$1,048	$220	$1,180	$1,426

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,848	$952
Accounts receivable, net (Note 5 and Note 6)	2,872	2,726
Contract assets, current	753	622
Inventories, net	1,581	1,332
Other assets, current	280	327
Total current assets	9,334	5,959
Future income tax benefits	439	500
Fixed assets, net	1,676	1,663
Operating lease right-of-use assets	823	832
Intangible assets, net	1,024	1,083
Goodwill	9,906	9,884
Pension and post-retirement assets	574	490
Equity method investments	1,696	1,739
Other assets	256	256
Total Assets	$25,728	$22,406

Liabilities and Equity
Accounts payable (Note 5)	$2,019	$1,701
Accrued liabilities (Note 5)	2,445	2,088
Contract liabilities, current	495	443
Current portion of long-term debt	223	237
Total current liabilities	5,182	4,469
Long-term debt	11,751	82
Future pension and post-retirement obligations	473	456
Future income tax obligations (Note 5 and Note 14)	471	1,099
Operating lease liabilities	676	682
Other long-term liabilities (Note 5)	1,738	1,183
Total Liabilities	20,291	7,971
Commitments and contingent liabilities (Note 18)
Equity
UTC Net investment	—	15,355
Common stock, par value $0.01; 4,000,000,000 shares authorized; 866,687,269 shares issued and outstanding as of September 30, 2020	9	—
Additional paid-in capital	5,327	—
Retained earnings	932	—
Accumulated other comprehensive loss	(1,172)	(1,253)
Non-controlling interest	341	333
Total Equity	5,437	14,435
Total Liabilities and Equity	$25,728	$22,406

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(dollars in millions)	UTC Net Investment	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of January 1, 2019	$15,132	$(1,215)	$—	$—	$—	$352	$14,269
Net income	400	—	—	—	—	3	403
Other comprehensive income, net of tax	—	96	—	—	—	5	101
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Net transfers to UTC	(81)	—	—	—	—	—	(81)
Adoption impact of ASU 2018-02	9	(9)	—	—	—	—	—

Balance as of March 31, 2019	15,460	(1,128)	—	—	—	358	14,690

Net income	784	—	—	—	—	10	794
Other comprehensive loss, net of tax	—	(74)	—	—	—	(3)	(77)
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Net transfers to UTC	(445)	—	—	—	—	—	(445)

Balance as of June 30, 2019	15,799	(1,202)	—	—	—	363	14,960

Net income	492	—	—	—	—	12	504
Other comprehensive loss, net of tax	—	(272)	—	—	—	(4)	(276)
Net transfers to UTC	(544)	—	—	—	—	—	(544)

Balance as of September 30, 2019	$15,747	$(1,474)	$—	$—	$—	$371	$14,644

(dollars in millions)	UTC Net Investment	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of January 1, 2020	$15,355	$(1,253)	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	6	102
Other comprehensive loss, net of tax	—	(483)	—	—	—	(2)	(485)
Dividends attributable to non-controlling interest	—	—	—	—	—	(8)	(8)
Net transfers to UTC	(11,014)	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	(4)

Balance as of March 31, 2020	4,433	(1,736)	—	—	—	329	3,026

Net income	—	—	—	—	261	8	269
Other comprehensive income, net of tax	—	257	—	—	—	1	258
Dividends declared on Common Stock ($0.08 per share)	—	—	—	—	(70)		(70)
Common stock issued under employee plans	—	—	—	24	—	—	24
Net transfers from UTC	859	—	—	—	—	—	859
Reclassification of UTC Net Investment to Common stock and Additional paid-in capital	(5,292)	—	9	5,283	—	—	—

Balance as of June 30, 2020	—	(1,479)	9	5,307	191	338	4,366

Net income	—	—	—	—	741	7	748
Other comprehensive income, net of tax	—	307	—	—	—	5	312
Common stock issued under employee plans	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(9)	(9)

Balance as of September 30, 2020	$—	$(1,172)	$9	$5,327	$932	$341	$5,437

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Operating Activities
Net income from operations	$1,119	$1,701
Adjustments to reconcile net income from operations to net cash flows provided by operating activities, net of acquisitions and dispositions
Depreciation and amortization	241	251
Deferred income tax provision	121	(109)
Stock compensation costs	56	40
Equity method investment net earnings	(148)	(198)
Distributions from equity method investments	88	80
Impairment charge on minority-owned joint venture investments	72	108
Gain on sale of investment	(252)	—
Changes in operating assets and liabilities
Accounts receivable, net	(117)	(205)
Contract assets, current	(120)	(50)
Inventories, net	(237)	(269)
Other assets, current	52	50
Accounts payable and accrued liabilities	529	(198)
Contract liabilities, current	44	(10)
Defined benefit plan contributions	(29)	(29)
Other operating activities, net	74	(173)
Net cash flows provided by operating activities	1,493	989

Investing Activities
Capital expenditures	(151)	(139)
Proceeds on sale of investment	300	—
Receipt from settlement of derivative contracts	67	—
Other investing activities, net	14	(11)
Net cash flows provided by (used in) investing activities	230	(150)

Financing Activities
(Decrease) increase in short-term borrowings, net	(22)	43
Issuance of long-term debt	11,762	106
Repayment of long-term debt	(124)	(98)
Dividends paid on common stock	(70)	—
Dividends paid to non-controlling interest	(17)	(4)
Net transfers to UTC	(10,359)	(1,111)
Other financing activities, net	3	(31)
Net cash flows provided by (used in) financing activities	1,173	(1,095)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(12)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,896	(268)
Cash, cash equivalents and restricted cash, beginning of period	957	1,134
Cash, cash equivalents and restricted cash, end of period	3,853	866
Less: restricted cash	5	4
Cash and cash equivalents, end of period	$3,848	$862

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited, and include all adjustments, consisting only of normal recurring adjustments considered necessary by management to fairly state our results of operations, financial position and cash flows for the interim periods. The results reported in the Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for any other interim period or the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's information statement, dated March 16, 2020, which was included as Exhibit 99.1 in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2020 (the "Information Statement").
Impact of the COVID-19 pandemic
A novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures and shelter-in-place orders.
Carrier is taking all prudent measures to protect the health and safety of our employees. In particular, we have implemented work from home requirements (where possible), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruptions and to support the communities that we serve to address the challenges posed by the pandemic.
The full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic as well as any worsening or additional outbreaks of the pandemic, and related containment and mitigation actions taken by the U.S., state and local and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or to receive our products, and the level of activity and demand for the ultimate products and services of our customers or their customers.
During the three months ended March 31, 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products. Subsequently, our manufacturing operations have resumed, measures have been enacted to scale capacity to demand, and we continue to actively take steps to mitigate supply chain risk. We continue to apply appropriate safety measures and have not experienced any significant disruptions to our manufacturing operations. We also initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely.
We continue to focus on navigating the challenges COVID-19 presents by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions during the nine months ended September 30, 2020 include, but are not limited to, modifying the financial covenants in our revolving and term loan credit facilities and issuing $750 million of unsecured, unsubordinated long-term debt (see Note 10 – Borrowings and Lines of Credit for additional information), reducing our discretionary spending, capital investments and general and administrative costs by implementing temporary pay freezes and pay cuts, employee furloughs and suspending non-critical hiring, and participating in global COVID-19 relief measures, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which provides for payroll tax deferrals and credits, income tax payment deferrals and an increase in the income tax interest deduction limitation.

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

On November 26, 2018, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), announced its intention to spin off Carrier, one of UTC's reportable segments, into a separate publicly traded company (the "Separation"). On April 3, 2020 (the "Distribution Date"), UTC completed the Separation through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020 (the "Effective Time"). As a result of the Distribution, UTC shareowners of record received one share of the Company's common stock for every one share of UTC common stock and Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the New York Stock Exchange. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 10 – Borrowings and Lines of Credit and Note 3 – Earnings Per Share for additional information.
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
Transition Services Agreement. We entered into a Transition Services Agreement (the "TSA") with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. The costs for these services historically were included in our operating results based on allocations from UTC and in the nine months ended September 30, 2020, were not materially different under the TSA from such costs historically nor do we expect such costs to be materially different when these services are ultimately transitioned from UTC to Carrier.
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
The Company's financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis, as described below. The Company's financial statements for the period from April 3, 2020 through September 30, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.
Basis of Presentation Prior to the Separation and the Distribution
For the period prior to the Separation and the Distribution, the Unaudited Condensed Consolidated Financial Statements reflect the Company's financial position, results of operations and cash flows for the periods presented, which were historically managed by UTC. For the periods presented prior to the Separation and the Distribution, the Unaudited Condensed Consolidated Financial Statements are derived from UTC's consolidated financial statements and accounting records.

The Unaudited Condensed Consolidated Statement of Operations includes all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Prior to the Separation, costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC and of certain pension and other post-retirement benefit costs (see Note 5 – Related Parties for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by UTC have been deemed settled in cash by Carrier to UTC in the period in which the cost was recorded in the Unaudited Condensed Consolidated Statement of Operations.
Prior to the Separation, UTC used a centralized approach to cash management and the financing of its operations. Accordingly, none of UTC's cash, third party debt or related interest expense has been allocated to Carrier in the Unaudited Condensed Consolidated Financial Statements for the period prior to the Separation. However, cash balances primarily associated with certain foreign entities that did not participate in UTC’s cash management program have been included in the Unaudited Condensed Consolidated Financial Statements for periods prior to the Separation. Transactions between UTC and Carrier are deemed settled immediately through UTC’s Net investment, other than those transactions which have been historically cash-settled and which are reflected in the Unaudited Condensed Consolidated Balance Sheet within Accounts receivable, net and Accounts payable. The net effect of the deemed settled transactions is reflected in the Unaudited Condensed Consolidated Statement of Cash Flows as Net transfers to UTC within financing activities and in the Unaudited Condensed Consolidated Balance Sheet as UTC’s Net investment (see Note 5 – Related Parties for additional information).

All of the allocations and estimates in the Unaudited Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, for the periods prior to the Separation, the Unaudited Condensed Consolidated Financial Statements may not be indicative of the Company's future financial position, results of operations and cash flows or if the Company had been a separate, stand-alone entity during the periods presented.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modified the credit loss model to utilize an expected loss methodology in place of an incurred loss methodology for financial instruments, including trade receivables, contract assets, long-term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect the measurement of credit losses for newly recognized financial assets as well as an expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition. The Company adopted the Credit Loss Standard effective January 1, 2020, utilizing a modified retrospective approach and its adoption did not have a significant impact on the Company's Unaudited Condensed Consolidated Financial Statements.
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

Recently Issued SEC Rules

In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. The final rule modifies the significance test required in SEC Regulation S-X, Rule 1-02(w) by raising the significance threshold for reporting dispositions of a business from 10% to 20% and by modifying the calculation of the investment and income tests. In accordance with Rules 3-09 or 4-08(g), the revised income test will apply to the evaluation of equity method investments for significance. The Company is currently evaluating the impact of these modifications, which are effective for fiscal years beginning after December 31, 2020.

In August 2020, the SEC issued Final Rule Release No. 33-10825, which amends certain disclosure requirements required by Regulation S-K relating to the description of business (Item 101), legal proceedings (Item 103) and risk factors (Item 105). The amendments to Item 101 will, among other things, allow the Company to provide updates regarding the business based on materiality, if it incorporates by reference disclosure from a previous SEC filing. The amendment also requires disclosures regarding the registrant’s human capital resources to the extent such disclosures would be material to an understanding of the registrant’s business. The amendments to Item 103 will, among other things, increase the quantitative threshold for disclosing certain environmental proceedings, and the amendments to Item 105 will, among other things, require a risk factor summary if the risk factors section is longer than 15 pages. The Company is currently evaluating the impact of these modifications, which are effective on November 9, 2020.

NOTE 3: EARNINGS PER SHARE
On the Distribution Date, 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Carrier stock-based awards outstanding prior to the Separation.
Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For periods subsequent to the Separation, the computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2020 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution Date. For the three months ended September 30, 2020 and the period April 3, 2020 through September 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share due to their anti-dilutive effect was approximately 3.2 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income attributable to common shareowners	$741	$492	$1,098	$1,676

Basic weighted-average number of shares outstanding	866.4	866.2	866.3	866.2
Stock awards and equity units (share equivalent)	15.1	—	9.9	—
Diluted weighted-average number of shares outstanding	881.5	866.2	876.2	866.2

Earnings Per Share
Basic	$0.86	$0.57	$1.27	$1.94
Diluted	$0.84	$0.57	$1.25	$1.94

NOTE 4: REVENUE RECOGNITION
Contract Assets and Liabilities. Total contract assets and liabilities are as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Contract assets, current	$753	$622
Contract assets, non-current (included within Other assets)	75	57
Total contract assets	828	679
Contract liabilities, current	(495)	(443)
Contract liabilities, non-current (included within Other long-term liabilities)	(166)	(168)
Total contract liabilities	(661)	(611)
Net contract assets	$167	$68

Contract assets increased $149 million for the nine months ended September 30, 2020, primarily due to the timing of billings on customer contracts and contract completions. Contract liabilities increased $50 million for the nine months ended September 30, 2020, primarily due to customer billings in excess of revenue earned.

For the three months ended September 30, 2020 and 2019, we recognized revenue of $55 million and $53 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized revenue of $288 million and $301 million, respectively, that was related to contract liabilities as of January 1, 2020 and 2019, respectively.

Remaining Performance Obligations ("RPO"). As of September 30, 2020, our total RPO was approximately $5.6 billion compared with $4.7 billion as of December 31, 2019. Of the total RPO as of September 30, 2020, we expect that approximately 73% will be recognized as sales over the next 12 months.
See Note 19 – Segment Financial Data which provides incremental disclosures required by Accounting Standard Codification ("ASC") Topic 606 – Revenue from Contracts with Customers.

NOTE 5: RELATED PARTIES

Equity Method Investments

Carrier sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered related parties. During the three months ended September 30, 2020 and 2019, Product sales in the Unaudited Condensed Consolidated Statement of Operations included sales to equity method investees of $576 million and $498 million, respectively. During the three months ended September 30, 2020 and 2019, Cost of products sold in the Unaudited Condensed Consolidated Statement of Operations included purchases from equity method investees of $70 million and $96 million, respectively.
During the nine months ended September 30, 2020 and 2019, Product sales in the Unaudited Condensed Consolidated Statement of Operations included sales to equity method investees of $1.4 billion and $1.4 billion, respectively. During the nine months ended September 30, 2020 and 2019, Cost of products sold in the Unaudited Condensed Consolidated Statement of Operations included purchases from equity method investees of $213 million and $274 million, respectively.
Carrier had receivables from equity method investees of $213 million and $137 million at September 30, 2020 and December 31, 2019, respectively. Carrier also had payables to equity method investees of $40 million and $55 million at September 30, 2020 and December 31, 2019, respectively. The receivables and payables are included in Accounts receivable, net and Accounts payable on the Unaudited Condensed Consolidated Balance Sheet.
The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment. During the three months ended March 31, 2020, we determined that indicators of impairment existed for a minority owned joint venture investment in the portfolio. We performed a valuation of this investment, which was based on the income approach using the discounted cash flow method. We determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and by the impact of the COVID-19 pandemic, among other factors. As a result, we recorded a non-cash, other-than-temporary impairment charge of $71 million on this investment during the three months ended March 31, 2020 which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.
In September 2020, the Company sold 9.25 million B shares of Beijer Ref AB ("Beijer") for SEK290 ($32.38) per share equal to approximately 7.9% of the outstanding B shares in Beijer, through an accelerated equity offering. We received proceeds of approximately $300 million and recognized a pre-tax gain on the sale of $252 million included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. Following the sale, Beijer, which is listed on the Nasdaq Stockholm, continues to be reported as an equity method investment with Carrier continuing to hold approximately 30% of Beijer's B shares, approximately 22% of Beijer's A shares and approximately 26% of the Beijer total votes.
Related Party with UTC
Prior to the Separation, Carrier had been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, certain shared costs were allocated to the Company and are reflected as expenses in the Unaudited Condensed Consolidated Financial Statements.

Related Party Sales. During the periods prior to the Separation, the Company sold products and services to UTC and its other affiliates. Product sales in the Unaudited Condensed Consolidated Statement of Operations include sales to UTC and affiliates of UTC other than Carrier of $0 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $3 million and $18 million for the nine months ended September 30, 2020 and 2019, respectively.
Allocated Centralized Costs. Prior to the Separation, UTC incurred corporate costs for services provided to Carrier and to other UTC businesses. These services included treasury, tax, accounting, human resources, internal audit, legal, purchasing and information technology. The costs associated with these services generally included all payroll and benefit costs as well as related overhead costs. UTC also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in UTC sponsored plans. UTC corporate costs were either specifically attributed and charged to Carrier, when possible, or allocated to the Company. Allocations were based on direct usage where identifiable and on a number of other utilization measures including headcount, proportionate usage and net sales. All such amounts were deemed incurred and settled by the Company in the period in which the costs were recorded and are included in UTC Net investment.
The allocated centralized costs for the three months ended September 30, 2020 and 2019 were $0 million and $62 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $43 million and $178 million, respectively, and are primarily included in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.
The expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit of the Company prior to the Separation. The amounts that would have been, or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, differences in management approach, a need for more or fewer employees, or other factors. In addition, the Company's future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we have incurred separation-related costs of approximately $24 million and $92 million for the three and nine months ended September 30, 2020, respectively, and $13 million and $13 million for the three and nine months ended September 30, 2019, respectively, primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations, which primarily consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier becoming an independent, publicly traded company.
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
During the nine months ended September 30, 2020, net assets of $780 million were contributed to the Company by UTC which primarily consisted of cash of $590 million, deferred tax assets and liabilities and fixed assets. These contributions of net assets are recorded as Net transfers from UTC on the Unaudited Condensed Consolidated Statement of Changes in Equity through UTC Net investment.
Accounts Receivable and Payable. Certain related party transactions between the Company and UTC were included within UTC Net investment in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 when the related party transactions were not settled in cash. As of December 31, 2019, the UTC Net investment includes related party receivables due from UTC and its affiliates of $16.0 billion and related party payables due to UTC and its affiliates of $3.3 billion. At the Distribution Date, UTC Net investment was reclassified to Common stock and Additional paid-in capital.
Prior to the Separation, interest income and expense related to activity with UTC that was historically included in Carrier’s results is presented on a net basis in the Unaudited Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2019, there was $21 million and $70 million, respectively, of interest income from activity with UTC. For the three and nine months ended September 30, 2019, there was $12 million and $44 million, respectively, of interest expense from activity with UTC. The effect of the settlement of these related party transactions is included in financing activity in the Unaudited Condensed Consolidated Statement of Cash Flows. There was no interest income or expense from activity with UTC for the three and nine months ended September 30, 2020.
Additionally, certain transactions between Carrier and its subsidiaries, and UTC and its affiliates, were cash-settled prior to the Separation and are reflected in Accounts receivable, net and Accounts payable in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 in the amounts of $6 million and $4 million, respectively. As of September 30, 2020, there were no outstanding Accounts receivable, net or Accounts payable with UTC.
NOTE 6: ACCOUNTS RECEIVABLE, NET
The Company is exposed to credit losses primarily through the sale of products and services to commercial customers, which are recorded as Trade receivables. We evaluate a customer’s ability to pay by assessing creditworthiness, historical experience and current business and economic conditions. We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. We evaluate the reasonableness of the allowance for credit losses on a quarterly basis or when events and circumstances warrant. In addition to credit quality indicators, the other factors we consider in our evaluation of collectability include the underlying value of any collateral or security interests, past due balances, historical losses, existing economic conditions, and country and political risk. In certain circumstances, we may require collateral or prepayment to mitigate credit risk.
We determine receivables are impaired when, based on historical experience, current information and events and a reasonable forecast period, we may be unable to collect amounts due according to the contractual terms of an agreement. Estimated credit losses are written off in the period in which it is determined that an account receivable is no longer collectible.
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
Trade receivables	$2,578	$2,444
Receivables from affiliates	213	143
Other receivables	169	184
Accounts receivable	2,960	2,771
Less: Allowance for expected credit losses	(88)	(45)
Accounts receivable, net	$2,872	$2,726

The changes in the allowance for expected credit losses related to Accounts receivable, net are as follows:

(dollars in millions)
Balance as of January 1, 2020	$45
Provision for expected credit losses	38
Write-offs charged against the allowance for expected credit losses	(2)
Other (including impact of adoption of ASU 2016-13)	7
Balance as of September 30, 2020	$88

NOTE 7: INVENTORIES, NET

(dollars in millions)	September 30, 2020	December 31, 2019
Raw materials	$248	$290
Work-in-process	148	120
Finished goods	1,185	922
Inventories, net	$1,581	$1,332

Raw materials, work-in-process and finished goods are net of valuation reserves of $180 million and $152 million as of September 30, 2020 and December 31, 2019, respectively.
NOTE 8: FIXED ASSETS, NET
Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives.

(dollars in millions)	Estimated Useful Lives (Years)	September 30, 2020	December 31, 2019
Land		$112	$113
Buildings and improvements	40	1,129	1,138
Machinery, tools and equipment	3 to 25	2,047	1,924
Rental assets	3 to 12	404	395
Other, including assets under construction		187	188
Fixed assets, gross		3,879	3,758
Accumulated depreciation		(2,203)	(2,095)
Fixed assets, net		$1,676	$1,663
Depreciation expense was $56 million and $54 million for the three months ended September 30, 2020 and 2019, respectively, and $165 million and $163 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 9: BUSINESS ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLE ASSETS
Business Acquisitions and Dispositions. There were no significant acquisitions or divestitures during the three and nine months ended September 30, 2020 and 2019.
Goodwill. The changes in the carrying amount of goodwill are as follows:

(dollars in millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of January 1, 2020	$5,351	$1,228	$3,305	$9,884
Foreign currency translation	2	5	15	22
Balance as of September 30, 2020	$5,353	$1,233	$3,320	$9,906

Intangible Assets, net. Identifiable intangible assets are comprised of the following:

	September 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Customer relationships	$1,506	$(1,223)	$1,479	$(1,154)
Patents and trademarks	293	(213)	287	(201)
Monitoring lines	67	(55)	67	(52)
Service portfolios and other	636	(528)	629	(506)
	2,502	(2,019)	2,462	(1,913)
Unamortized:
Trademarks and other	541	—	534	—
Intangible assets, net	$3,043	$(2,019)	$2,996	$(1,913)

Amortization of Intangible assets was $26 million and $30 million for the three months ended September 30, 2020 and 2019, respectively, and $76 million and $88 million for the nine months ended September 30, 2020 and 2019, respectively.

Annual Impairment Assessment. Goodwill and indefinite-lived intangible assets are tested annually for impairment, or when a triggering event occurs that indicates the fair value of the reporting unit or asset may have decreased below the carrying value. The impairment assessment compares the estimated fair value of each reporting unit or indefinite-lived trademark to its associated carrying value. If the carrying value of the reporting unit or trademark exceeds its estimated fair value, then we record an impairment based on the difference between fair value and carrying value. In the case of a reporting unit, an impairment would not exceed the associated carrying value of goodwill. We performed our annual impairment assessment test of goodwill and indefinite-lived trademarks as of July 1, 2020.

As part of our annual impairment testing we considered the impact of the adverse effects of the COVID-19 pandemic on the global economy and our business. To this end, we performed a quantitative impairment assessment that measured the fair value of each reporting unit to its associated carrying value to determine whether it was necessary to recognize a goodwill impairment. Estimating the fair value of individual reporting units and trademarks requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions, which were updated in performing the impairment assessment.

For all reporting units, the fair value of goodwill exceeded the carrying value, resulting in no goodwill impairment. However, for one reporting unit, with goodwill of $917 million, the excess of fair value over the carrying value was approximately 13%. For this reporting unit, a 100 basis point increase in the discount rate used in the financial forecast would result in an impairment of approximately $84 million. The estimated fair value of the reporting unit would be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecast.

Based upon the quantitative assessment performed, the fair value of indefinite lived trademarks was determined to exceed the carrying value, resulting in no impairment.
NOTE 10: BORROWINGS AND LINES OF CREDIT
On February 10, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "revolving credit facility"). The revolving credit facility supports our commercial paper program and cash requirements. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of September 30, 2020. As of September 30, 2020, there were no borrowings under the revolving credit facility.
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
The revolving credit facility, term loan credit facility and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into amendments to both the revolving credit facility and the term loan credit facility. Pursuant to the amendments, certain terms of the revolving credit facility and the term loan credit facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendments defer testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increase the consolidated total net leverage ratio limit until December 31, 2021. The amendments also require us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of its ordinary shares and the amount of dividends the Company may pay, and

(c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of September 30, 2020, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On June 19, 2020, we issued $750 million of unsecured, unsubordinated 2.700% Notes due 2031. These notes rank equally with our existing unsecured, unsubordinated obligations. The net proceeds from the sale of the notes, which further enhance our liquidity and financial flexibility during the ongoing COVID-19 pandemic, are being used for general corporate purposes.
As of September 30, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2020, there were no borrowings outstanding under the commercial paper program.
Long-term debt, all of which was issued during the nine months ended September 30, 2020 except for Other long-term debt, consisted of the following:

(dollars in millions)
Debt Description	Interest Rate		September 30, 2020		December 31, 2019
3-Year Term Loan Credit Facility due February 10, 2023	1.275%	1	$1,750	2	$—
1.923% Notes due February 15, 2023	1.923%		500	2	—
2.242% Notes due February 15, 2025	2.242%		2,000	2	—
2.493% Notes due February 15, 2027	2.493%		1,250	2	—
2.722% Notes due February 15, 2030	2.722%		2,000	2	—
2.700% Notes due February 15, 2031	2.700%		750		—
3.377% Notes due April 5, 2040	3.377%		1,500	2	—
3.577% Notes due April 5, 2050	3.577%		2,000	2	—
Other (including project financing obligations and finance leases)			309		319

Total principal long-term debt			12,059		319
Other (discounts and debt issuance costs)			(85)		—
Total debt			11,974		319
Less: current portion of long-term debt			223		237
Long-term debt, net of current portion			$11,751		$82

1 The interest rate on the term loan as of September 30, 2020 was 1.275% which is a variable rate based on one-month LIBOR plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

We issued $102 million and $106 million of debt during the nine months ended September 30, 2020 and 2019, respectively, relating to project financing arrangements. Long-term debt repayments during the nine months ended September 30, 2020 and 2019 were $124 million and $98 million, respectively, relating to project financing arrangements.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(dollars in millions)
2020	$223
2021	$45
2022	$40
2023	$2,251
2024	$—
Thereafter	$9,500

The average maturity of our long-term debt as of September 30, 2020 is approximately 12 years and the weighted-average interest rate on our total borrowings for the three months ended September 30, 2020 is approximately 2.7%. Interest expense associated with long-term debt for the three and nine months ended September 30, 2020 was $90 million and $213 million, respectively. Included in Interest expense, net on the accompanying Unaudited Condensed Consolidated Statement of Operations is amortization of debt issuance costs of $2 million and $5 million, respectively, for the three and nine months ended September 30, 2020. Also included in Interest expense, net for the nine months ended September 30, 2020 are debt issuance costs of $5 million that were expensed in the three months ended March 31, 2020. Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet was accrued interest of $127 million as of September 30, 2020.

NOTE 11: EMPLOYEE BENEFIT PLANS
Pension Plans. The Company sponsors both funded and unfunded domestic and international defined benefit pension and other post-retirement benefit plans, and defined contribution plans. Additionally, the Company contributes to various domestic and international multi-employer defined benefit pension and other post-retirement benefit plans.
Contributions to the plans were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Defined benefit plans	$1	$2	$29	$29
Defined contribution plans	$23	$22	$78	$71
Multi-employer pension plans	$5	$5	$15	$15

The following table illustrates the components of net periodic pension benefits for our defined benefit pension and post-retirement benefit plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$7	$7	$22	$23
Interest cost	13	17	39	50
Expected return on plan assets	(35)	(37)	(104)	(115)
Amortization of prior service credit	1	—	2	1
Recognized actuarial net loss	5	2	15	7
Net settlement, curtailment and special termination benefit loss	—	—	1	1
Net periodic pension benefit	$(9)	$(11)	$(25)	$(33)

UTC Sponsored Defined Benefit Plans. Defined benefit pension and post-retirement benefit plans sponsored by UTC have been accounted for as multi-employer plans in the Unaudited Condensed Consolidated Financial Statements, in accordance with ASC Topic 715-30 – Defined Benefit Plans – Pension and ASC Topic 715-60 – Defined Benefit Plans – Other Post-retirement. ASC Topic 715 – Compensation-Retirement Benefits, provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. Therefore, no assets or liabilities related to these plans have been included in the Unaudited Condensed Consolidated Balance Sheet.

The expenses associated with these UTC plans were allocated to the Company and reported in Cost of products sold, Cost of services sold, Selling, general and administrative and Non-service pension benefit on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company's participation in these defined benefit pension and post-retirement benefits plans sponsored by UTC has concluded in conjunction with the Separation. The pension and post-retirement expense and benefits were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Service cost	$—	$4	$—	$13
Non-service pension benefit	—	(20)	(2)	(59)
Total net periodic benefit	$—	$(16)	$(2)	$(46)

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

As a result of the Separation and Distribution, outstanding and vested awards granted to employees under UTC's LTIP were generally converted into Carrier, Otis and UTC stock-based awards. Unvested awards held by Carrier employees and former employees were converted to Carrier stock-based awards. The ratio used to convert the UTC LTIP awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation and the Distribution when compared to the aggregate intrinsic value immediately prior to the Separation and the Distribution. All performance share units outstanding on the Distribution Date were converted to restricted stock units using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Subsequent to and due to the conversion, we expect to incur $14 million of incremental stock-based compensation expense to be recognized over the awards' remaining 1.5 year vesting period.

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

We measure the cost of stock-based compensation, including stock options, at fair value on the grant date net of expected forfeitures and amortize the cost over the awards vesting period. We recognized $21 million and $18 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019 and $56 million and $40 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, we recognized $5 million and $2 million of stock-based compensation expense for cash settled awards for the three months ended September 30, 2020 and 2019, respectively, and $2 million for each of the nine months ended September 30, 2020 and 2019. The stock-based compensation expense for periods prior to March 31, 2020 represent amounts allocated to us from UTC for our direct employees.
At September 30, 2020, there was $107 million of unrecognized stock-based compensation costs related to non-vested awards granted under the Carrier LTIP, which will be recognized ratably over a weighted-average period of 2.2 years.

Carrier LTIP activity for the nine months ended September 30, 2020 was as follows:

	Stock Options and Stock Appreciation Rights		Performance Share Units		Restricted Share Units
		Average		Average		Average
(shares and units in thousands)	Shares	Price [1]	Units	Price [2]	Units	Price [2]
Outstanding as of April 3, 2020 [3]	36,015	$19.90	68	$21.23	5,622	$21.37
Granted	3,753	$16.62	728	$18.23	443	$18.98
Exercised	(984)	$15.52	—	$—	(116)	$20.42
Forfeited/Cancelled	(509)	$22.73	(22)	$19.25	(108)	$22.25
Outstanding as of September 30, 2020	38,275	$19.66	774	$18.48	5,841	$21.27

[1] Weighted-average exercise price
[2] Weighted-average grant date fair value
[3] Effective date of conversion upon the Separation

The weighted-average fair value of stock appreciation rights granted during the nine months ended September 30, 2020 was $4.36.

The following table summarizes outstanding Carrier LTIP awards that are vested and expected to vest (adjusted for expected forfeitures) and that are exercisable at September 30, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares and units in thousands; aggregate intrinsic value in dollars in thousands)	Awards	Average Price [1]	Aggregate Intrinsic Value	Remaining Life [2]	Awards	Average Price [1]	Aggregate Intrinsic Value	Remaining Life [2]
Stock Options/ Stock Appreciation Rights	36,868	$19.61	$403,105	6.7	16,173	$16.97	$219,447	4.2
Performance Share Units/ Restricted Stock Units	6,291	$20.96	$192,116	1.8

1 Weighted-average exercise price per share
2 Weighted-average remaining contractual term in years for stock options and stock appreciation rights; weighted-average remaining vesting period in years for performance share units and restricted stock units
The fair value of stock appreciation rights is estimated on the date of grant using a binomial model. The following assumptions were used in the binomial model for the nine months ended September 30, 2020:

For the Nine Months Ended September 30, 2020
Volatility	35.6%
Expected life (in years)	7.0
Expected dividend yield	2.0%
Range of risk-free rate	0.1% - 1.0%
Carrier has limited historical trading data and used peer group data to estimate expected volatility. Carrier used historical Carrier employee data, including data prior to the Separation, to estimate expected life. The expected dividend yield is consistent with Carrier's dividend policy on an annualized basis. The risk-free rate is based on the term structure of interest rates at the time of award grant.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2020 and 2019 is as follows:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2020
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)
Other comprehensive income before reclassifications, net	302	—	302
Amounts reclassified, pre-tax	—	6	6
Tax expense reclassified	—	(1)	(1)
Balance as of September 30, 2020	$(716)	$(456)	$(1,172)

Nine Months Ended September 30, 2020
Balance as of January 1, 2020	$(780)	$(473)	$(1,253)
Other comprehensive income before reclassifications, net	64	2	66
Amounts reclassified, pre-tax	—	18	18
Tax benefit reclassified	—	(3)	(3)
Balance as of September 30, 2020	$(716)	$(456)	$(1,172)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2019
Balance as of June 30, 2019	$(821)	$(381)	$(1,202)
Other comprehensive loss before reclassifications, net	(274)	—	(274)
Amounts reclassified, pre-tax	—	2	2
Balance as of September 30, 2019	$(1,095)	$(379)	$(1,474)

Nine Months Ended September 30, 2019
Balance as of January 1, 2019	$(834)	$(381)	$(1,215)
Other comprehensive (loss) income before reclassifications, net	(261)	2	(259)
Amounts reclassified, pre-tax	—	9	9
ASU 2018-02 adoption impact	—	(9)	(9)
Balance as of September 30, 2019	$(1,095)	$(379)	$(1,474)

Amounts reclassified related to defined benefit pension and post-retirement plans include amortization of prior service costs and recognized actuarial net losses. These costs are recorded as components of net periodic pension cost for each period presented (see Note 11 – Employee Benefit Plans for additional details).

NOTE 14: INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2020 was 25.9% and 33.4%, respectively, compared with 25.8% and 18.3%, respectively, for the three and nine months ended September 30, 2019.
The increase in the effective tax rate for the three months ended September 30, 2020 is primarily due to the absence of a net tax reduction resulting from separation-related activities impacting non-U.S. deferred taxes, partially offset by a tax reduction for the 2020 tax year from the finalization of the U.S. Treasury Global Intangible Low-Taxed Income ("GILTI") High Tax Exclusion ("HTE") regulations.

The increase in the effective tax rate for the nine months ended September 30, 2020 is primarily due to the absence of a prior year combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the Internal Revenue Service (the "IRS") for UTC's 2014, 2015 and 2016 tax years. In addition, during the current year the Company recognized a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and a credit carry forward as a result of activities related to the Separation, and a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain non-U.S. deferred tax assets. We will continue to evaluate the impact that the COVID-19 pandemic and other economic impacts may have on the future realizability of a portion of the remaining deferred tax assets.

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

The Company reduced its forecasted annualized effective tax rate in the three months ended September 30, 2020 partially due to the impact of applying the election of the HTE regulations to the 2020 tax year results. The HTE regulation also permitted a company to elect to apply the regulations retroactively to the years 2018 and 2019. In accordance with the TMA, if the HTE election were made by an amended return by the Company for 2018 and 2019, UTC would be entitled to any federal tax benefit. The Company on a stand-alone basis did not record a benefit from the HTE regulation associated with the years 2018 and 2019 and the amount would not have been material to the Condensed Consolidated Statement of Operations.

Pursuant to the TMA, Carrier is required to make payments to UTC representing Carrier's portion of UTC's remaining net tax liability attributable to U.S. income tax on previously undistributed earnings of Carrier's international subsidiaries resulting from the passage of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The balances computed on a separate company basis of approximately $68 million recorded within Accrued liabilities and $701 million recorded within Future income tax obligations were adjusted through UTC Net investment upon the Separation, resulting in a future stand-alone obligation of $453 million recorded within Other long-term liabilities and $6 million within Accrued liabilities. This obligation is expected to be settled in six annual installments, beginning April 15, 2021.

After the Separation, Carrier is entitled to unrecognized tax benefits to the extent the item relates exclusively to Carrier in accordance with the TMA. The change from a separate company to stand-alone basis resulted in a decrease of $37 million to Future income tax obligations and $27 million to Future income tax benefits, both of which were recorded through UTC Net investment subsequent to the Separation.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of up to $15 million may occur within 12 months as a result of additional worldwide uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes and the Separation.
NOTE 15: RESTRUCTURING COSTS
During the three and nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$—	$12	$3	$47
Refrigeration	(1)	7	2	14
Fire & Security	4	14	13	35
Eliminations and other	—	1	1	1
Total restructuring costs	$3	$34	$19	$97

Restructuring charges incurred during the nine months ended September 30, 2020 and 2019 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Cost of sales	$(1)	$14	$5	$27
Selling, general and administrative	4	20	14	70
Total restructuring costs	$3	$34	$19	$97

2020 Actions. During the nine months ended September 30, 2020, we recorded net pre-tax restructuring costs of $18 million for restructuring actions initiated in 2020, consisting of $7 million in Cost of products sold and Cost of services sold and $11 million in Selling, general and administrative. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We are targeting to complete the majority of the remaining actions in 2021.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
For the Three Months Ended September 30, 2020
Restructuring accrual as of June 30, 2020	$8	$1	$9
Net pre-tax restructuring costs	5	—	5
Utilization, foreign exchange and other costs	(4)	—	(4)
Balance as of September 30, 2020	$9	$1	$10

For the Nine Months Ended September 30, 2020
Restructuring accrual as of January 1, 2020	$—	$—	$—
Net pre-tax restructuring costs	17	1	18
Utilization, foreign exchange and other costs	(8)	—	(8)
Balance as of September 30, 2020	$9	$1	$10

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred - Three Months Ended March 31, 2020	Costs Incurred - Three Months Ended June 30, 2020	Costs Incurred - Three Months Ended September 30, 2020	Remaining Costs at September 30, 2020
HVAC	$5	$(1)	$(2)	$(1)	$1
Refrigeration	3	—	(3)	—	—
Fire & Security	13	(1)	(5)	(4)	3
Eliminations and other	1	—	(1)	—	—
Total	$22	$(2)	$(11)	$(5)	$4

2019 Actions. During the nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $3 million and $82 million, respectively, for restructuring actions initiated in 2019, consisting of $0 million and $20 million in Cost of products sold and Cost of services sold and $3 million and $62 million in Selling, general and administrative, respectively. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
For the Three Months Ended September 30, 2020
Restructuring accrual as of June 30, 2020	$27	$—	$27
Net pre-tax restructuring costs	—	—	—
Utilization, foreign exchange and other costs	(5)	—	(5)
Balance as of September 30, 2020	$22	$—	$22

For the Nine Months Ended September 30, 2020
Restructuring accrual as of January 1, 2020	$43	$1	$44
Net pre-tax restructuring costs	3	—	3
Utilization, foreign exchange and other costs	(24)	(1)	(25)
Balance as of September 30, 2020	$22	$—	$22

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred - Three Months Ended March 31, 2020	Costs Incurred - Three Months Ended June 30, 2020	Costs Incurred - Three Months Ended September 30, 2020	Remaining Costs at September 30, 2020
HVAC	$53	$(51)	$(1)	$2	$(1)	$2
Refrigeration	16	(14)	—	(1)	1	2
Fire & Security	49	(43)	(2)	(1)	—	3
Eliminations and other	2	(2)	—	—	—	—
Total	$120	$(110)	$(3)	$—	$—	$7

2018 and Prior Actions. During the nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $(2) million and $16 million, respectively, for restructuring actions initiated in 2018 and prior, consisting of $(1) million and $7 million in Cost of products sold and Cost of services sold, respectively, and $(1) million and $9 million in Selling, general and administrative, respectively. As of September 30, 2020 and 2019, we had approximately $7 million and $28 million, respectively, of accrual balances remaining related to 2018 and prior actions.

NOTE 16: GUARANTEES
The Company provides service and warranty coverage on its products and extends performance and operating cost guarantees beyond normal service and warranty coverage on some of its products. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability and are largely estimated based upon historical experience. Adjustments are recorded to accruals based on claims data and historical experience. The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet, for the nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Balance as of January 1	$488	$473
Warranties, performance guarantees issued and changes in estimated liability	131	133
Settlements made	(111)	(126)
Other	1	(2)
Balance as of September 30	$509	$478

NOTE 17: FAIR VALUE MEASUREMENTS

We invest a portion of our Cash and cash equivalents in money market mutual funds with original maturities of less than three months. We manage foreign currency transaction exposures through operational strategies and the use of foreign currency hedging contracts. In accordance with the provisions of ASC Topic 820 – Fair Value Measurement, the following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in our Unaudited Condensed Consolidated Balance Sheet:

September 30, 2020
(dollars in millions)	Total		Level 1	Level 2	Level 3
Recurring fair value measurement:
Money market mutual funds	$38	1	$—	$38	$—
Derivative assets	$15	2	$—	$15	$—
Derivative liabilities	$(33)	3	$—	$(33)	$—

1 Included in Cash and cash equivalents on the accompanying Unaudited Condensed Consolidated Balance Sheet
2 Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet
3 Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet

Valuation Techniques. Our derivative assets and liabilities are measured at fair value using internal models based on observable market inputs, such as forward rate, interest rate, contract rate and discount rate.

The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in our Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt (excluding finance leases)	$11,969	$12,531	$313	$313

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Unaudited Condensed Consolidated Balance Sheet:

September 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$12,531	$10,478	$—	$2,053

December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$313	$—	$—	$313

Valuation Techniques. Based on the information available as of September 30, 2020, the fair value of the term loan credit facility was estimated on the basis of the present value of the expected future cash flows contractually due in accordance with the terms of the term loan credit agreement, a Level 3 measurement. The cash flows were discounted using the LIBOR rate at the valuation date based on the terms of the term loan credit agreement and adjusted for any change in credit risk premium. At September 30, 2020, the project financing obligations included in Long-term debt approximate fair value. During the three months ended September 30, 2020 and 2019, there were no transfers in or out of Levels 1, 2 or 3.
The following table presents changes during the nine months ended September 30, 2020 and 2019 in Level 3 liabilities not measured at fair value on a recurring basis:

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Fair value as of January 1	$313	$291
Issuances, including interest on project financing obligations	1,865	118
Settlements	(125)	(98)
Fair value as of September 30	$2,053	$311

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
Environmental. The Company’s operations are subject to environmental regulation by various authorities. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and we periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. As of September 30, 2020 and December 31, 2019, the outstanding liability for environmental obligations was $233 million and $217 million, respectively, of which $13 million and $14 million, respectively, is included in Accrued liabilities and $220 million and $203 million, respectively, is included in Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
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
The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts. As of September 30, 2020, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $250 million to $290 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $250 million and $255 million, which is principally recorded in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet, as of September 30, 2020 and December 31, 2019, respectively. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has recorded an insurance recovery receivable for probable asbestos-related recoveries of approximately $104 million and $104 million, which is included primarily in Other assets on the Unaudited Condensed Consolidated Balance Sheet, as of September 30, 2020 and December 31, 2019, respectively.

UTC Equity Awards Conversion Litigation. On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against UTC, Carrier, and Otis, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to UTC, Carrier, and Otis equity awards following the separation of UTC into three independent, publicly traded companies on April 3, 2020. The complaint claims that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty, and also asserts claims under certain provisions of Employee Retirement Income Security Act of 1974 ("ERISA"). Carrier believes that the claims against the Company are without merit.

Income Taxes. As described in Note 1 – Description of the Business, under the TMA the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As of September 30, 2020, a liability of $72 million, primarily related to our share of TCJA transition tax associated with foreign undistributed earnings is included within Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet. We believe that the likelihood of incurring losses materially in excess of this amount is remote.

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
In the ordinary course of business, Carrier is routinely a defendant in, party to or otherwise subject to pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings or instances, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
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

Segment Information. Segment information for the periods presented are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$2,892	$2,602	$839	$404
Refrigeration	876	922	103	125
Fire & Security	1,324	1,402	200	205
Total segment	5,092	4,926	1,142	734
Eliminations and other	(90)	(104)	(31)	(63)
General corporate expenses	—	—	(30)	(42)
Consolidated	$5,002	$4,822	$1,081	$629

	Net Sales		Operating Profit
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
HVAC	$7,142	$7,505	$1,364	$1,242
Refrigeration	2,384	2,839	263	373
Fire & Security	3,587	4,078	426	521
Total segment	13,113	14,422	2,053	2,136
Eliminations and other	(251)	(315)	(122)	(95)
General corporate expenses	—	—	(93)	(107)
Consolidated	$12,862	$14,107	$1,838	$1,934

Geographic External Sales. Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
United States Operations	$2,780	$2,541	$6,983	$7,473
International Operations
Europe	1,307	1,313	3,455	3,906
Asia Pacific	715	729	1,879	2,079
Other	200	239	545	649
Consolidated	$5,002	$4,822	$12,862	$14,107

Products sales and Service sales. Segment sales disaggregated by product and service are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Sales Type
Product	$2,547	$2,224	$6,180	$6,455
Service	345	378	962	1,050
HVAC sales	2,892	2,602	7,142	7,505
Product	771	823	2,093	2,551
Service	105	99	291	288
Refrigeration sales	876	922	2,384	2,839
Product	965	1,055	2,587	3,011
Service	359	347	1,000	1,067
Fire & Security sales	1,324	1,402	3,587	4,078
Total segment sales	5,092	4,926	13,113	14,422
Eliminations and other	(90)	(104)	(251)	(315)
Consolidated	$5,002	$4,822	$12,862	$14,107

NOTE 20: SUBSEQUENT EVENTS
On October 15, 2020, the Board of Directors declared a dividend of $0.08 per share of common stock payable November 23, 2020 to shareowners of record at the close of business on October 30, 2020.

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three and nine months ended September 30, 2020 and 2019, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 29, 2020, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of September 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income and of changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2020

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
These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by GAAP for complete financial statements. Prior to the Separation, the Unaudited Condensed Consolidated Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. For the periods prior to the Separation, the Unaudited Condensed Consolidated Financial Statements are derived from the consolidated financial statements and accounting records of UTC and thus are prepared on a "carve-out" basis, as described below. The Company's financial statements for the period from April 3, 2020 through September 30, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.

The Unaudited Condensed Consolidated Statement of Operations include all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Prior to the Separation, costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC and of certain pension and other post-retirement benefit costs.
We entered into the TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. The costs for these services historically were included in our operating results based on allocations from UTC, and in the nine months ended September 30, 2020, were not materially different under the TSA nor do we expect such costs to be materially different when these services are transitioned from UTC to Carrier.
Subsequent to the Separation, we have and will continue to incur expense consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other transaction-related costs. Additionally, we have incurred and will continue to incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. Our preliminary estimates of these additional recurring costs expected to be incurred annually are approximately $75 million to $95 million greater than the expenses historically allocated to us from UTC, and primarily relate to Selling, general and administrative expenses. We believe our cash flow from operations will be sufficient to fund these additional corporate expenses.
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
Our worldwide operations are affected by industrial, economic and political factors on both a regional and global level. This includes the mega-trends of urbanization, climate change, the increasing requirements for food safety driven by the food needs of our growing global population, rising standards of living and increasing energy and environmental regulation. We believe that growth in our businesses is supported by favorable secular trends, including these mega-trends, which underpin growth across our HVAC, Refrigeration and Fire & Security businesses. We also believe that we are well positioned to benefit from these long-term trends as a result of the strength of our industry-leading brands and track record of innovation.
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
Our business is also affected by changes in the general level of economic activity, such as changes in business and consumer spending, construction (including remodeling) and shipping activity. In addition, our financial performance may be influenced by the production and utilization of transport equipment, including truck production cycles in North America and Europe.
Impact of the COVID-19 pandemic
COVID-19 surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures and shelter-in-place orders.
Carrier is taking all prudent measures to protect the health and safety of our employees. In particular, we have implemented work from home requirements (where possible), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruptions and to support the communities that we serve to address the challenges posed by the pandemic.

The full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic as well as any worsening or additional outbreaks of the pandemic, and related containment and mitigation actions taken by the U.S., state and local and international governments to prevent disease spread. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities, our customers’ ability to continue to operate or to receive our products, and the level of activity and demand for the ultimate products and services of our customers or their customers.

During the three months ended March 31, 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products. Subsequently, our manufacturing operations have resumed, measures have been enacted to scale capacity to demand, and we continue to actively take steps to mitigate supply chain risk. We continue to apply appropriate safety measures and have not experienced any significant disruptions to our manufacturing operations. We also initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely.

We continue to focus on navigating the challenges COVID-19 presents by preserving our liquidity and managing our cash flows through preemptive actions to enhance our ability to meet our liquidity needs over the next twelve months. Such actions during the nine months ended September 30, 2020 include, but are not limited to, modifying the financial covenants in our revolving and term loan credit facilities and issuing $750 million of unsecured, unsubordinated long-term debt (see Note 10 – Borrowings and Lines of Credit for additional information), reducing our discretionary spending, capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and suspending non-critical hiring, and participating in global COVID-19 relief measures, including the CARES Act.

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

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Information Statement, we describe the significant accounting estimates and policies used in the preparation of the Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates. However, in the three months ended September 30, 2020, we completed our annual goodwill impairment testing.
Goodwill and indefinite-lived intangible assets are tested annually for impairment, or when a triggering event occurs that indicates the fair value of the reporting unit or asset may have decreased below the carrying value. The impairment assessment compares the estimated fair value of each reporting unit or indefinite-lived trademark to its associated carrying value. If the carrying value of the reporting unit or trademark exceeds its estimated fair value, then we record an impairment based on the difference between fair value and carrying value. In the case of a reporting unit, an impairment would not exceed the associated carrying value of goodwill. We performed our annual impairment assessment test of goodwill and indefinite-lived trademarks as of July 1, 2020.
As part of our annual impairment testing we considered the impact of the adverse effects of the COVID-19 pandemic on the global economy and our business. To this end, we performed a quantitative impairment assessment that measured the fair value of each reporting unit to its associated carrying value to determine whether it was necessary to recognize a goodwill impairment. Estimating the fair value of individual reporting units and trademarks requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions, which were updated in performing the impairment assessment.

For all reporting units, the fair value of goodwill was determined to exceed the carrying values, resulting in no goodwill impairment. However, for one reporting unit, with goodwill of $917 million, the excess of fair value over the carrying value was approximately 13%. For this reporting unit, a 100 basis point increase in the discount rate used in the financial forecast would result in an impairment of approximately $84 million. The estimated fair value of the reporting unit would be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecast.
Based upon the quantitative assessment performed, the fair value of indefinite lived trademarks was determined to exceed the carrying value, resulting in no impairment.

RESULTS OF OPERATIONS
Net Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$5,002	$4,822	$12,862	$14,107
Percentage change	4%		(9)%

The factors contributing to the total percentage change year-over-year in total net sales are as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Organic / Operational	3%	(8)%
Foreign currency translation	1%	(1)%
Total % change	4%	(9)%

Organic sales increased 3% for the three months ended September 30, 2020 compared with the same period of the prior year, reflecting organic sales growth of 11% in HVAC, partially offset by lower organic sales of 6% in Refrigeration and 7% in Fire & Security. The growth in HVAC was driven by strong sales for North America residential, which were driven by new housing starts and higher demand for replacement units due to increased usage attributed to a warmer than normal summer and remote work and school activities associated with COVID-19. Refrigeration sales declined organically driven by declines in transport refrigeration due to economic slowdowns related to the COVID-19 pandemic and the cyclical peak experienced in 2019. The organic sales decline in Fire & Security reflects lower product and field service sales. Lower product sales were primarily driven by the impact of the COVID-19 pandemic on the hospitality and industrial businesses in North America and in Europe, the Middle East and Africa ("EMEA"), partially offset by strength in commercial fire products, particularly in North America and China. The decline in field service sales was primarily driven by continued partial shutdowns related to the COVID-19 pandemic across a number of regions and a slowdown in economic activity across several regions.
Organic sales for the nine months ended September 30, 2020 reflects lower sales volumes across all of the segments driven by the economic slowdowns attributed to the COVID-19 pandemic in the first half of the year. The organic sales decrease in HVAC reflects declines in commercial HVAC and light commercial HVAC that were largely driven by the economic slowdowns related to the COVID-19 pandemic, partially offset by increases in North America residential HVAC. The increase in residential sales was driven by new housing starts in addition to higher demand for replacement units due to increased usage attributed to a warmer than normal summer and remote work and school activities associated with COVID-19. This increase more than offset the year-over-year impact of increased demand for furnaces for the three months ended March 31, 2019 that was associated with a change in furnace fan efficiency ratings that went into effect in 2019. The decrease in Refrigeration was driven by declines in commercial refrigeration that were primarily due to lower demand and the closure of new equipment installation sites because of the COVID-19 pandemic, in transport refrigeration in Europe and North America due to economic slowdowns related to the COVID-19 pandemic and lower truck trailer sales volume in North America when compared against the cyclical peak experienced in 2019. Fire & Security sales decreased organically reflecting lower product and field service sales. The decline in product sales was primarily driven by lower volume in North America and EMEA due to the COVID-19 pandemic. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns and project delays as a result of the COVID-19 pandemic. See "Segment Review."

Cost of Products and Services Sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$3,441	$3,376	$9,038	$9,961
Percentage change year-over-year	2%		(9)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Organic / Operational	1%	(8)%
Foreign currency translation	1%	(1)%
Total % change	2%	(9)%

The 1% increase in organic Cost of products and services sold for the three months ended September 30, 2020 compared with the organic sales increase of 3% reflects the benefits from improved logistics and material productivity. The 8% decrease in organic Cost of products and services sold for the nine months ended September 30, 2020 is attributable to the sales volume declines driven by the economic slowdowns related to the COVID-19 pandemic.
Gross Margin

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Gross margin	$1,561	$1,446	$3,824	$4,146
Percentage of net sales	31.2%	30.0%	29.7%	29.4%

The 120 basis point increase in gross margin as a percentage of sales for the three months ended September 30, 2020 reflects the effects of higher sales volumes in HVAC and the benefits from improved logistics and material productivity. The 30 basis point increase in gross margin as a percentage of sales for the nine months ended September 30, 2020 reflects the benefit from favorable material productivity, partially offset by the effects of lower sales volume largely as a result of the COVID-19 pandemic.
Research and Development

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Research and development	$100	$102	$292	$302
Percentage of net sales	2.0%	2.1%	2.3%	2.1%

Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. Research and development costs for both the three and nine months ended September 30, 2020 reflect the absence of costs as a result of the wind-down of a residential intrusion business.
Selling, General and Administrative

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$681	$702	$2,010	$2,066
Percentage of net sales	13.6%	14.6%	15.6%	14.6%

The decrease in Selling, general and administrative expenses for the three months ended September 30, 2020 compared with the same period of the prior year, was driven by the absence of a prior year $34 million consultant contract termination charge and lower restructuring costs of $16 million, partially offset by higher costs associated with Carrier's transition to an independent, publicly traded company of $20 million and one-time separation costs of $11 million. As a percentage of sales, the 100 basis point decrease was primarily driven by the absence of the prior year consultant contract termination charge.

The decrease in Selling, general and administrative expenses in the nine months ended September 30, 2020 was primarily driven by cost containment initiatives implemented to mitigate the impact of COVID-19 on our businesses. Such cost containment actions included furloughs, temporary pay freezes and pay cuts and reductions in discretionary spending across the business. Higher year-over-year one-time separation-related costs of $79 million and higher costs associated with Carrier's transition to an independent, publicly traded company of $53 million were partially offset by lower restructuring costs of $56 million and lower costs associated with the wind-down of a residential intrusion business of $18 million. As a percentage of sales, the 100 basis point increase was primarily driven by lower sales volumes experienced as a result of the COVID-19 pandemic.
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
Restructuring Costs

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Cost of sales	$5	$27
Selling, general and administrative	14	70
Total restructuring costs	$19	$97

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
2020 Actions. During the nine months ended September 30, 2020, we recorded net pre-tax restructuring charges of $18 million relating to ongoing cost reduction actions initiated in 2020. For actions initiated in 2020, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2021. During the nine months ended September 30, 2020, we had $8 million of cash outflows related to the 2020 actions. As of September 30, 2020, we expect to incur additional restructuring and other charges of $4 million to complete these actions.
2019 Actions. During the nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring charges of $3 million and $82 million, respectively, for actions initiated in 2019. For actions initiated in 2019, we are targeting to complete the majority of the remaining workforce and facility-related cost reductions in 2020. During the nine months ended September 30, 2020, we had cash outflows of approximately $25 million related to the 2019 actions.
In addition, during the nine months ended September 30, 2020 and 2019, we recorded net pre-tax restructuring costs totaling $(2) million and $16 million, respectively, for restructuring actions initiated in 2018 and prior.
Equity Method Investment Net Earnings

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Equity method investment net earnings	$62	$78	$148	$198

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. Equity method investment net earnings decreased $16 million for the three months ended September 30, 2020 primarily driven by the adverse impact of a product performance matter at one of our HVAC joint ventures. For the nine months ended September 30, 2020, equity method investment net earnings decreased $50 million driven by the impact of the COVID-19 pandemic and the adverse impact of a product performance matter at one of our HVAC joint ventures.

In September 2020, the Company sold 9.25 million B shares of Beijer for SEK290 ($32.38) per share equal to approximately 7.9% of the outstanding B shares in Beijer, through an accelerated equity offering. We received proceeds of approximately $300 million and recognized a pre-tax gain on the sale of $252 million. Following the sale, Beijer, which is listed on the Nasdaq Stockholm, continues to be reported as an equity method investment with Carrier continuing to hold approximately 30% of Beijer's B shares, approximately 22% of Beijer's A shares.
Other Income (Expense), Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Other income (expense), net	$239	$(91)	$168	$(42)

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments or infrequently occurring items. The year-over-year change of $330 million for the three months ended September 30, 2020, is primarily driven by a $252 million gain on the sale of 9.25 million Beijer shares and the absence of a $108 million other-than-temporary impairment charge on a minority-owned joint venture investment in 2019, partially offset by a $11 million charge resulting from a litigation matter.

The year-over-year change of $210 million for the nine months ended September 30, 2020, is primarily driven by a $252 million gain on the sale of 9.25 million Beijer shares and the $37 million year-over-year impact from other-than-temporary impairment charges on minority-owned joint venture investments. We recorded a $71 million and $108 million other-than-temporary impairment charge on minority-owned joint venture investments in 2020 and 2019, respectively. These impacts were partially offset by the unfavorable impact of a change in the estimate of certain long-term liabilities of $12 million, an $11 million charge resulting from a litigation matter and the absence of gains on the sale of investments of $34 million in the nine months ended September 30, 2019.
Interest (Expense) Income, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense	$(90)	$(20)	$(213)	$(55)
Interest income	2	23	7	78
Interest (expense) income, net	$(88)	$3	$(206)	$23

Prior to the Separation, interest income and expense related primarily to interest on related party activity between Carrier and UTC. See "Liquidity and Financial Condition" in this Item 2 and Note 5 – Related Parties and Note 10 – Borrowings and Lines of Credit to the Unaudited Condensed Consolidated Financial Statements.
Interest (expense) income, net reflects higher year-over-year interest expense for the three and nine months ended September 30, 2020 due to the issuance of $9.25 billion of fixed rate notes in February 2020, a $1.75 billion draw on our term loan credit facility in March 2020 and the issuance of $750 million of fixed rate notes in June 2020, partially offset by a decrease in interest income earned on related party receivables due from UTC.
Income Taxes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	25.9%	25.8%	33.4%	18.3%

The increase in the effective tax rate for the three months ended September 30, 2020 compared with the prior year is primarily due to the absence of a net tax reduction resulting from separation-related activities impacting non-U.S. deferred taxes, partially offset by a tax reduction for the 2020 tax year from the finalization of the U.S. Treasury GILTI HTE regulations.

The increase in the effective tax rate for the nine months ended September 30, 2020 compared with the prior year is primarily due to the absence of a prior year combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and conclusion of an audit by the IRS for UTC tax years 2014, 2015 and 2016. In addition, during the current year the Company recognized a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward as a result of separation-related activities and a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

We continue to monitor potential tax impacts from final regulations issued under the TCJA, as well as the economic impacts from COVID-19 and related legislative actions.

For additional discussion of income taxes and the effective income tax rate, see Note 14 – Income Taxes to the Unaudited Condensed Consolidated Financial Statements.
Net Income Attributable to Common Shareowners

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income attributable to common shareowners	$741	$492	$1,098	$1,676

Net income attributable to common shareowners for the three and nine months ended September 30, 2020 includes $3 million pre-tax ($2 million, net of tax benefit) and $19 million ($14 million, net of tax benefit) of restructuring charges, respectively. For the nine months ended September 30, 2020, Net income attributable to common shareowners also reflects the impact of the following:
•A pre-tax $252 million ($194 million, net of tax) gain on the sale of 9.25 million Beijer shares in the three months ended September 30, 2020;
•An $11 million charge in the three months ended September 30, 2020 from a litigation matter that was not tax deductible;
•A $12 million deferred tax charge resulting from a United Kingdom legislative change recorded in the three months ended September 30, 2020;
•A $71 million impairment charge recorded in the three months ended March 31, 2020 on a minority-owned joint venture investment that was not tax deductible;
•A $51 million tax charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward as a result of separation-related activities recorded in the three months ended March 31, 2020;
•A $46 million tax charge resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings that was recorded in the three months ended March 31, 2020; and
•A $24 million pre-tax ($18 million, net of tax benefit) charge and a $92 million pre-tax ($69 million, net of tax benefit) charge that were recorded in the three and nine months ended September 30, 2020, respectively, for separation-related costs.
Net income attributable to common shareowners for the three and nine months ended September 30, 2019 includes restructuring charges of $34 million pre-tax ($24 million, net of tax benefit) and $97 million ($70 million, net of tax benefit), respectively. Net income attributable to common shareowners for the nine months ended September 30, 2019 also reflects the impact of the following:
•A $108 million impairment of an equity method investment that was not tax deductible in the three months ended September 30, 2019;

•A $13 million pre-tax ($10 million, net of tax benefit) charge in the three months ended September 30, 2019, for separation-related costs;
•A $34 million pre-tax ($25 million, net of tax benefit) consultant contract termination charge in the three months ended September 30, 2019;
•A $19 million deferred tax adjustment relating to the announcement to separate Carrier as stand-alone public company from UTC in the three months ended September 30, 2019;
•A $13 million pre-tax ($10 million, net of tax) gain and $21 million pre-tax ($16 million, net of tax) gain from the sale of investments in the three months ended March 31, 2019 and June 30, 2019, respectively; and
•A $149 million benefit resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC tax years 2014, 2015 and 2016 in the three months ended June 30, 2019.

Segment Review
We determine our segments based on how our Chief Executive Officer, the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments (HVAC, Refrigeration and Fire & Security) based on net sales and operating profit. Adjustments to reconcile segment reporting to the consolidated results for the three and nine months ended September 30, 2020 and 2019 are included in "Eliminations and other and General corporate expenses."
Summary performance for each of our segments for the three months ended September 30, 2020 and 2019 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
HVAC	$2,892	$2,602	$839	$404	29.0%	15.5%
Refrigeration	876	922	103	125	11.8%	13.6%
Fire & Security	1,324	1,402	200	205	15.1%	14.6%
Total segment	5,092	4,926	1,142	734	22.4%	14.9%
Eliminations and other	(90)	(104)	(31)	(63)	34.4%	60.6%
General corporate expenses	—	—	(30)	(42)	—%	—%
Consolidated	$5,002	$4,822	$1,081	$629	21.6%	13.0%

Summary performance for each of our segments for the nine months ended September 30, 2020 and 2019 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2020	2019	2020	2019	2020	2019
HVAC	$7,142	$7,505	$1,364	$1,242	19.1%	16.5%
Refrigeration	2,384	2,839	263	373	11.0%	13.1%
Fire & Security	3,587	4,078	426	521	11.9%	12.8%
Total segment	13,113	14,422	2,053	2,136	15.7%	14.8%
Eliminations and other	(251)	(315)	(122)	(95)	48.6%	30.2%
General corporate expenses	—	—	(93)	(107)	—%	—%
Consolidated	$12,862	$14,107	$1,838	$1,934	14.3%	13.7%

HVAC

Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers, while enhancing building performance, energy efficiency and sustainability. In 2020 we combined our North America residential and our light commercial HVAC businesses. Our established brands include Automated Logic, Bryant, Carrier, CIAT, Day & Night, Heil, NORESCO and Riello. Products include air conditioners, heating systems, controls and aftermarket components, as well as aftermarket repair and maintenance services and building automation solutions. HVAC products and solutions are sold directly, including to building contractors and owners, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers, dealers and retail outlets, and through direct sales offices which sell, in part, to mechanical contractors.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$2,892	$2,602	$290	11%
Operating profit	$839	$404	$435	108%

	Net Sales	Operating Profit
Organic / Operational	11%	20%
Foreign currency translation	—%	(1)%
Restructuring	—%	3%
Other	—%	86%
Total % change	11%	108%

The organic sales increase of 11% was driven by North America residential HVAC (46%) due to strong residential sales, partially offset by declines in North America light commercial HVAC (13%) and Commercial HVAC (7%). The strength in residential was driven by new housing starts and higher demand for replacement units due to increased usage attributed to a warmer than normal summer and remote work and school activities associated with COVID-19. Commercial HVAC sales declined globally except in China, which saw an increase.

The operational profit increase of 20% was primarily attributable to higher sales volumes (20%). Favorable productivity initiatives (18%), primarily from lower logistics costs and material productivity, were mostly offset by increased research and development costs (4%) and increased selling, general and administrative costs (5%), including higher costs primarily as a result of becoming an independent, publicly traded company, as well as lower income from equity method investments (3%) and an unfavorable change in the estimate of certain liabilities (3%).

The increase in Other of 86% reflects a $252 million gain on the sale of 9.25 million Beijer shares (62%) and the absence of a $108 million impairment charge on a minority joint venture investment (27%) recorded in the three months ended September 30, 2019. These increases were partially offset by charges resulting from a litigation matter (4%).

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$7,142	$7,505	$(363)	(5)%
Operating profit	$1,364	$1,242	$122	10%

	Net sales	Operating profit
Organic / Operational	(4)%	(13)%
Foreign currency translation	(1)%	(1)%
Restructuring	—%	4%
Other	—%	20%
Total % change	(5)%	10%

The organic sales decrease of 4% reflects declines in commercial HVAC (10%) and light commercial HVAC (16%) largely driven by the economic slowdowns related to the COVID-19 pandemic, partially offset by increases in North America residential HVAC (6%). Commercial HVAC sales declined around the globe except in China, which saw an increase. The residential HVAC sales increase was driven by new housing starts in addition to higher demand for replacement units experienced in the three months ended September 30, 2020. This higher demand was triggered by increased usage as a result of a warmer than normal summer and remote work and school activity related to COVID-19. This increase more than offset the year-over-year impact of increased demand for furnaces for the three months ended March 31, 2019 that was associated with a change in furnace fan efficiency ratings that went into effect in 2019.

The operational profit decrease of 13% was primarily attributed to lower sales volumes and unfavorable mix (11%), lower income from equity method investments (4%), higher research and development costs (2%) and the unfavorable impact of a change in the estimate of certain long-term liabilities (4%), which were partially offset by the benefit of lower commodity costs as well as favorable material productivity (9%).

The increase in Other of 20% primarily reflects a $252 million gain on the sale of 9.25 million Beijer shares (20%). Other also includes a non-cash, other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic, among other factors (6%), the absence of a prior year gain on the sale of interests in joint ventures (2%) and a charge resulting from a litigation matter (1%), offset by the absence of a $108 million prior year impairment charge on a minority-owned joint venture investment (9%).

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

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$876	$922	$(46)	(5)%
Operating profit	$103	$125	$(22)	(18)%

	Net Sales	Operating Profit
Organic / Operational	(6)%	(26)%
Foreign currency translation	2%	2%
Acquisitions and divestitures, net	(1)%	—%
Restructuring	—%	6%
Total % change	(5)%	(18)%

The organic sales decrease of 6% was driven by declines in transport refrigeration (10%). Commercial refrigeration sales were flat. The decline in transport refrigeration sales reflects lower volume in North America and Europe truck trailer, due to economic slowdowns related to the COVID-19 pandemic and the cyclical peak experienced in 2019. Although total sales in Asia were flat, sales in China increased in both transport and commercial refrigeration.

The operational profit decrease of 26% was primarily attributed to lower sales volumes and unfavorable mix (21%), increased research and development (7%) and increased selling, general and administrative expenses (6%), including higher costs primarily as a result of becoming an independent, publicly traded company, partially offset by the benefit of favorable material productivity (9%).

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$2,384	$2,839	$(455)	(16)%
Operating profit	$263	$373	$(110)	(29)%

	Net sales	Operating profit
Organic / Operational	(15)%	(33)%
Foreign currency translation	(1)%	—%
Restructuring	—%	4%
Total % change	(16)%	(29)%

The organic sales decrease of 15% was driven by declines in transport refrigeration (17%) and commercial refrigeration (10%). The decline in transport refrigeration sales reflects lower sales volume in North America when compared with the cyclical peak experienced in 2019 in addition to the impact from the COVID-19 pandemic, while Europe truck trailer sales volume decreased due to economic slowdowns related to the COVID-19 pandemic. Commercial refrigeration sales declined primarily due to lower demand and the closure of new equipment installation sites because of the COVID-19 pandemic.

The operational profit decrease of 33% was primarily attributed to lower sales volumes and unfavorable mix (38%), partially offset by favorable material productivity (8%).The operational profit decrease also reflects increased selling, general and administrative costs (1%), including higher costs associated with Carrier's transition to an independent, publicly traded company, as well as lower income from equity method investments (1%).

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
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$1,324	$1,402	$(78)	(6)%
Operating profit	$200	$205	$(5)	(2)%

	Net Sales	Operating Profit
Organic / Operational	(7)%	(9)%
Foreign currency translation	1%	1%
Restructuring	—%	5%
Other	—%	1%
Total % change	(6)%	(2)%

The organic sales decrease of 7% reflects lower product (7%) and field service (7%) sales. The decline in product sales was primarily driven by the impact of the COVID-19 pandemic on hospitality and industrial businesses in North America and EMEA, partially offset by strength in commercial fire products, primarily in North America and China. The decline in field service sales was primarily driven by continued partial shutdowns related to the COVID-19 pandemic and a slowdown in economic activity across several regions.

The operational profit decrease of 9% was primarily attributed to lower sales volumes (14%) as well as higher selling, general and administrative expenses (3%), including higher costs associated with Carrier's transition to an independent, publicly traded company. These decreases were partially offset by favorable material productivity and cost containment initiatives (7%).

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$3,587	$4,078	$(491)	(12)%
Operating profit	$426	$521	$(95)	(18)%

	Net Sales	Operating Profit
Organic / Operational	(11)%	(24)%
Foreign currency translation	(1)%	—%
Restructuring	—%	4%
Other	—%	2%
Total % change	(12)%	(18)%

The organic sales decrease of 11% reflects lower product (11%) and field service (12%) sales. The decline in product sales was primarily driven by lower volume in North America and EMEA due to the COVID-19 pandemic. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns and project delays as a result of the COVID-19 pandemic.

The operational profit decrease of 24% was primarily attributed to lower sales volumes and unfavorable mix (32%). This decrease was partially offset by favorable material productivity and cost containment initiatives (7%) and lower selling, general and administrative costs (2%).
The increase in Other of 2% primarily reflects a favorable adjustment related to a product trouble matter liability.

Eliminations and other and General corporate expenses

	Net Sales		Operating Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(90)	$(104)	$(31)	$(63)
General corporate expenses	$—	$—	$(30)	$(42)

	Net Sales		Operating Profit
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(251)	$(315)	$(122)	$(95)
General corporate expenses	$—	$—	$(93)	$(107)

Eliminations and other reflects the elimination of sales, other income and operating profit resulting from activity between segments, net hedging and foreign exchange-related gains and losses, as well as other infrequently occurring items, such as divestiture transaction costs. In addition, Eliminations and other includes costs associated with the settlement and defense of potential future asbestos-related claims, insurance settlements on asbestos-related matters and revisions in the estimated liability for potential future asbestos-related claims. Inter-segment sales eliminations decreased in the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019.
For the three months ended September 30, 2020, the $32 million year-over-year increase in operating profit in Eliminations and other, compared with the prior year, was primarily attributed to lower year-over-year inter-segment profit eliminations and $11 million of lower separation-related costs. For the nine months ended September 30, 2020, the $27 million decrease in year-over-year in operating profit, compared with the prior year, was primarily attributed to $74 million of higher separation-related costs and an unfavorable impact from the change in the estimate of certain long-term liabilities of $9 million, partially offset by the absence of $34 million attributed to a consultant contract termination charge and the benefit from lower year-over-year inter-segment profit eliminations.
General corporate expenses remained consistent with the three and nine months ended September 30, 2019. General corporate expenses include allocations of corporate expenses from UTC prior to the Separation, which are not necessarily indicative of our future expenses and do not necessarily reflect the results that Carrier may experience as an independent company for the periods presented. Also included within General corporate expenses in both the three and nine months ended September 30, 2020 are approximately $2million and $6 million of separation-related costs, respectively.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$3,848	$952
Total debt	$11,974	$319
Net debt (total debt less cash and cash equivalents)	$8,126	$(633)
Total equity	$5,437	$14,435
Total capitalization (total debt plus total equity)	$17,411	$14,754
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,563	$13,802
Total debt to total capitalization	69%	NM
Net debt to net capitalization	60%	NM
______________________
NM - Prior to the Separation, Carrier participated in UTC's centralized cash management and financing programs; as such, these metrics are neither meaningful nor comparable to those of Carrier as a stand-alone company. See Note 5 – Related Parties for additional information on the UTC cash management programs.

Prior to the Separation, Carrier participated in UTC’s centralized cash pooling and financing programs. Historically, we independently generated operating cash flows sufficient to fund our working capital, capital expenditures and financing needs. Following the Separation, the capital structure and sources of liquidity for Carrier have changed because Carrier no longer participates in UTC's cash management and financing programs. Instead, Carrier’s ability to fund our capital requirements depends on our ability to generate cash flow from operations. Additionally, following the Separation, Carrier has access to a $2.0 billion revolving credit facility that supports a commercial paper borrowing program and we anticipate continuing to have access to the debt capital markets. We believe that our future operating cash flows and anticipated access to capital will provide sufficient sources of liquidity over the next twelve months to meet our commitments, including the negative impact of the COVID-19 pandemic on our business.

From time to time we may need to access the capital markets to obtain financing. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of credit ratings, (2) the liquidity of the overall capital markets and (3) the state of the economy, including the impact of the COVID-19 pandemic. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.
Financing for operational and strategic requirements, not satisfied by operational cash flows, is subject to the availability of external funds through short-term and long-term credit markets. The access to and cost of financing is dependent upon, among other factors, the Company's credit ratings.
On October 15, 2020, the Board of Directors declared a dividend of $0.08 per share of common stock payable November 23, 2020 to shareowners of record at the close of business on October 30, 2020.
The following table presents our credit ratings and outlook as of September 30, 2020.

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

At September 30, 2020, we had cash and cash equivalents of $3.8 billion, of which approximately 22% was held by Carrier’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which those funds can be accessed if held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of

September 30, 2020 and December 31, 2019, the amount of such restricted cash was approximately $5 million and $5 million, respectively.
Borrowings and Lines of Credit
Long-term debt as of September 30, 2020 consisted of the following:

(dollars in million)
Debt Description	Interest Rate		September 30, 2020		December 31, 2019
3-Year Term Loan Credit Facility due February 10, 2023	1.275%	1	$1,750	2	$—
1.923% Notes due February 15, 2023	1.923%		500	2	—
2.242% Notes due February 15, 2025	2.242%		2,000	2	—
2.493% Notes due February 15, 2027	2.493%		1,250	2	—
2.722% Notes due February 15, 2030	2.722%		2,000	2	—
2.700% Notes due February 15, 2031	2.700%		750		—
3.377% Notes due April 5, 2040	3.377%		1,500	2	—
3.577% Notes due April 5, 2050	3.577%		2,000	2	—
Other (including project financing obligations and finance leases)			309		319

Total principal long-term debt			12,059		319
Other (discounts and debt issuance costs)			(85)		—
Total debt			11,974		319
Less: current portion of long-term debt			223		237
Long-term debt, net of current portion			$11,751		$82

1 The interest rate on the term loan as of September 30, 2020 was 1.275% which is a variable rate based on one-month LIBOR plus 112.5 basis points.
2 The net proceeds of the financing arrangements were used to distribute cash to UTC.

On February 10, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of September 30, 2020. The revolving credit facility supports our commercial paper program and cash requirements. As of September 30, 2020, there were no borrowings on the revolving credit facility.
On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility which matures on February 10, 2023. On March 27, 2020, Carrier drew $1.75 billion on the term loan credit facility which is subject to a variable interest rate based on LIBOR plus a ratings-based margin, which was 112.5 basis points as of September 30, 2020.
On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term notes in six series with maturities ranging from 2023 through 2050. Carrier used the proceeds from the notes and term loan credit facility to fund approximately $10.9 billion in distributions to UTC in connection with the Separation.
The revolving credit agreement, term loan credit agreement and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and its subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into amendments to both the revolving credit facility and the term loan credit facility. Pursuant to the amendments, certain terms of the revolving credit facility and term loan credit facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendments defer testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increase the consolidated total net leverage ratio limit until December 31, 2021. The amendments also require us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of its ordinary shares and the amount of dividends the Company may pay, and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of September 30, 2020, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On June 19, 2020, Carrier issued $750 million of unsecured, unsubordinated 2.700% Notes due in 2031. These notes rank equally with our existing unsecured, unsubordinated obligations. We are using the net proceeds from the sale of the notes, which further enhance our liquidity and financial flexibility during the ongoing COVID-19 pandemic, for general corporate purposes.
As of September 30, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2020, there were no borrowings outstanding under the commercial paper program.
Interest payments related to indebtedness are expected to approximate $285 million per year, reflecting an approximate weighted-average interest rate of 2.8%. Borrowings from the revolving credit facility and the term loan credit facility are subject to variable interest rates.

Cash Flow - Operating Activities

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$1,493	$989

Net cash provided by operating activities increased $504 million during the nine months ended September 30, 2020 compared with the same period of the prior year primarily attributable to the timing of working capital and tax payments. Cash inflows from working capital contributed $833 million compared with the same period of the prior year. Cash provided by Accounts receivable, net increased $88 million attributable to improved collections and timing of customer payments. Cash provided by Accounts payable and accrued liabilities increased $727 million primarily attributable to income taxes, increased production and the timing of vendor payments.

With respect to our current working capital position, as a result of the COVID-19 pandemic, the Company is participating in global COVID-19 relief measures, including the CARES Act, which provides for payroll tax deferrals and credits, income tax payment deferrals, and an increase in the income tax interest deduction limitation.

Cash Flow - Investing Activities

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) investing activities	$230	$(150)
Net cash provided by investing activities increased $380 million during the nine months ended September 30, 2020 compared with the same period of the prior year primarily due to proceeds of $300 million from the sale of 9.25 million Beijer shares and receipt on net settlements of foreign exchange derivatives of $67 million.

Cash Flow - Financing Activities

	For the Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) financing activities	$1,173	$(1,095)
Net cash provided by financing activities increased $2.3 billion during the nine months ended September 30, 2020 compared with the prior period and primarily reflects the issuance of $750 million of long-term debt in June 2020 and a $590 million cash contribution from UTC in connection with the Separation. The remaining net change primarily reflects a decrease in short term financing activity of $65 million and dividends paid on common stock of $70 million. The cash transferred to UTC of $10.9 billion in the three months ended March 31, 2020 in connection with the Separation was offset by the issuance of long-term debt of $11.0 billion in the same period.

Off-Balance Sheet Arrangements and Contractual Obligations
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in the Information Statement provided a table summarizing our contractual obligations and commercial commitments at the end of 2019. Other than as discussed previously in "Liquidity and Financial Condition," there have been no material changes for the three and nine months ended September 30, 2020 to our off-balance sheet arrangements and contractual obligations disclosed in the Information Statement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Other than as discussed previously in "Liquidity and Financial Condition," there has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2020. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk and Risk Management" in the Information Statement.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, the estimated costs associated with the Separation, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•the impact of pension plan assumptions on future cash contributions and earnings;
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
•risks associated with indebtedness, including that incurred as a result of financing transactions undertaken in connection with the Separation, as well as our ability to reduce indebtedness and the timing thereof;
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
Item 1A. Risk Factors
Except for the risk factor below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in the Information Statement.
Risks Related to Our Business

Our business has been and may be further impacted by the COVID-19 pandemic.

As previously disclosed, the COVID-19 pandemic has had an adverse effect on our business, financial condition and results of operations. The pandemic continues to result in widespread travel restrictions and reduced travel as well as extended or partial shutdowns and other restrictions on the operations of non-essential businesses, including construction and hospitality venues. The nature and extent of the resulting and continuing impact of the COVID-19 pandemic on our business, financial condition and results of operation is uncertain and will depend on future developments. Nonetheless, further prolonged closures and restrictions throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may further disrupt our operations and the operations of our suppliers, distributors and customers.
As a result of the foregoing, we may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and prospects and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Similarly, the pandemic and its impacts have also affected and could continue to affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders for our products and services and/or payment delays or defaults. Similarly, further tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at anticipated cost. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
Schedule of Terms for Stock Appreciation Rights Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.2
Schedule of Terms for Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Carrier Global Corporation's Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.3
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.4
Offer Letter with Timothy McLevish, dated September 6, 2019 (incorporated by reference to Exhibit 10.23 to Carrier Global Corporation's Registration Statement on Form 10 filed with the SEC on April 3, 2020, File No. 001-39220)

15	Letter Re: Unaudited Interim Financial Information*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section Section 1350 Certifications* Certifications*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20200930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20200930.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20200930_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20200930_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20200930_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20200930_pre.xml)
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 29, 2020	by:	/s/TIMOTHY R. McLEVISH
Timothy R. McLevish
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 29, 2020	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)