Form 10-K
period 2020-12-31
Carrier Global Corp
filed 2021-02-09
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39220
________________________________________________
CARRIER GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	83-4051582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418
(Address of principal executive offices, including zip code)
(561) 365-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CARR	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $19.2 billion, based on the New York Stock Exchange closing price for such shares on that date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
As of January 31, 2021, there were 869,213,146 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant's definitive proxy statement related to its 2021 annual meeting of shareowners.

Carrier Global Corporation and its subsidiaries' names, abbreviations thereof, logos and product and service designators are all either the registered or unregistered trademarks or trade names of Carrier Global Corporation and its subsidiaries. Names, abbreviations of names, logos and products and service designators of other companies are either the registered or unregistered trademarks or trade names of their respective owners. As used herein, the terms "we," "us," "our," "the Company" or "Carrier," unless the context otherwise requires, mean Carrier Global Corporation and its subsidiaries. References to internet websites in this Annual Report on Form 10-K are provided for convenience only. Information available through these websites is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

Carrier Global Corporation is a leading global provider of healthy, safe and sustainable building and cold chain solutions. Our portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2 and Automated Logic that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable.

Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These factors and trends include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of a growing global population and the rising standards of living in emerging markets. We believe that the Company's HVAC, Refrigeration and Fire & Security business segments are positioned to benefit from favorable secular trends, including these mega-trends, and from the strength of our industry-leading brands and track record of innovation.

On November 26, 2018, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), announced its intention to spin-off Carrier into a separate, publicly traded company (the "Separation"). Carrier was incorporated in Delaware on March 1, 2019, as a wholly owned subsidiary of UTC. On April 3, 2020 (the "Distribution Date"), UTC completed the Separation through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020 (the "Effective Time"). As a result of the Distribution, UTC shareowners of record received one share of the Company’s common stock for every one share of UTC common stock, and Carrier became an independent public company. Our common stock is listed under the symbol "CARR" on the New York Stock Exchange ("NYSE"). In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred an aggregate of approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 12 – Borrowings and Lines of Credit and Note 4 – Earnings Per Share in the accompanying Notes to the Consolidated Financial Statements for further information.

Our operations for the periods presented herein are classified into three segments: HVAC, Refrigeration and Fire & Security, with each segment comprised of groups of similar operating companies. References to each segment include the various operating companies established worldwide through which the operations for each segment are conducted.

For the year ended December 31, 2020, our net sales were $17.5 billion, and our operating profit was $3.1 billion. Our net sales for 2020 were derived from the Americas (55%), Europe, Middle East and Africa ("EMEA") (30%) and Asia-Pacific (15%). Our international operations, including U.S. export sales, represented approximately 51% of our net sales for 2020. During the same period, new equipment comprised 72% and service and aftermarket comprised 28% of our net sales excluding inter-segment eliminations.

This Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.corporate.carrier.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). In addition, the SEC maintains an Internet website (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategy

Carrier’s business strategy is to be the world leader in healthy, safe and sustainable building and cold chain solutions. We are focused on three pillars of growth: strengthen and grow our core, increase product extensions and geographic coverage, and grow services and digital to create recurring sales opportunities. The elements of our Company’s strategy encompass the following elements:

Strengthen and grow our core. We are a leader in our three segments. And we are investing in our sales force and research and development to grow that presence.

Our strategy involves driving our organic growth in part by maintaining our proven track record of innovation, which is focused on designing smarter, more connected and more sustainable systems and solutions across our business. Our strategy also relies on our iconic, industry-leading brands and on strengthening our long-term relationships with channel partners and customers by offering solutions that anticipate customer needs related to healthy, safe and sustainable building and cold chain solutions, with a focus on technologies related to refrigerants, efficiency, emissions, air quality, electrification, noise levels and safety.

Increase product extensions and geographic coverage. Our strategy involves employing our global operations, the strength of our iconic, industry-leading brands and our success in creating valuable partnerships to focus on targeted expansion into new locations and channels where we believe that we can drive profitable growth.

We are also focused on emerging trends in our segments; namely, health and safety in homes and commercial buildings, and cold chain solutions. We believe that we are well-positioned to meet the demand expected to result from these trends through products such as our Infinity whole home air purifier and the OptiClean Dual-Mode Air Scrubber & Negative Air Machine for commercial building and home applications, and through products such as Carrier Pods monitored by Sensitech that can help ensure the safe storage and transport of food and medicines.

Grow services and digital. Our strategy is also focused on bringing differentiated parts and service solutions to our customers across the entire product lifecycle. Our new BluEdge platform builds on our history of innovation and our expertise as an original equipment manufacturer. The platform offers a tiered suite of services across our HVAC, Refrigeration and Fire & Security segments. Through our understanding of customer needs and investments in connected equipment and digital service solutions, BluEdge will help us achieve enhanced equipment efficiency and performance – key components of our healthy, safe and sustainable buildings and cold chain programs.

Digital is also central to our growth strategy. We are implementing innovative digital capabilities across our business segments to help differentiate our products and services. Amazon Web Services (“AWS”) is our new preferred cloud provider. Our product teams are deriving insights from data by employing AWS’s services for connectivity, artificial intelligence and machine learning. Carrier and AWS are developing new offerings like Lynx, our proprietary intelligent ecosystem that will help optimize the safe and sustainable transport of perishable goods and medicine across the cold chain. Carrier IO, another new proprietary platform, will provide turnkey services to connect equipment and help accelerate product development across our portfolio. In 2020, we implemented new and enhanced e-commerce capabilities and online shop-and-buy offerings to help drive online sales and create an easier, more convenient and engaging customer experience.

Description of Business by Segment

Each segment’s business, including its principal products and services and other material developments and information, is described subsequently. Segment financial data for the years 2018 through 2020, including financial information about U.S. and international sales and operating profits, is included in Note 26 – Segment Financial Data in the accompanying Notes to the Consolidated Financial Statements. Segment sales discussed below include inter-company sales, which are ultimately eliminated within the "Eliminations and other" category and that are reflected in the segment financial data in Note 26 – Segment Financial Data in the accompanying Notes to the Consolidated Financial Statements.

HVAC

Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling and ventilation needs of residential and commercial customers, while enhancing building performance, health, energy efficiency and sustainability. Our established brands include Automated Logic, Bryant, Payne, Carlyle, Carrier, CIAT, Day & Night, Heil, NORESCO, Riello and Tempstar. Products include heating and cooling systems for both residential and commercial applications, air handling systems, controls, building automation systems, aftermarket services and repair and energy solutions. Some of these products are part of Carrier’s Healthy Buildings Program, which offers a suite of targeted solutions that are focused on improving indoor air quality in buildings and homes. HVAC products and solutions are sold directly, including to key accounts, building contractors and owners, and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets, as well as through direct sales offices which sell, in part, to mechanical contractors.

Our HVAC segment had net sales of $9.5 billion for the year ended December 31, 2020, and, as of December 31, 2020, remaining performance obligations ("RPO") of approximately $3.0 billion.

Refrigeration

Our Refrigeration segment includes transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Transport refrigeration products and cold chain monitoring solutions, which form Carrier's Healthy, Safe, Sustainable Cold Chain Program offering, are used to enable the safe, reliable transport of food and beverages, medical supplies, including vaccines, and other perishable cargo. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls. Our commercial refrigeration equipment solutions incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverages sold by retailers. Our Refrigeration products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Refrigeration products and services are sold directly, including to transportation companies and retail stores, and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers.

Our Refrigeration segment had net sales of $3.3 billion for the year ended December 31, 2020 and, as of December 31, 2020, RPO of approximately $1.1 billion.

Fire & Security

Our Fire & Security segment provides a wide range of residential, commercial and industrial technologies and systems, and service solutions to protect people and property, including fire, flame, gas, smoke and carbon monoxide detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems; and electronic controls. Other fire and security service offerings include audit, design, installation and system integration, as well as aftermarket maintenance and repair and monitoring services. Our established brands include Kidde, Edwards, GST, LenelS2, Marioff, Autronica, Aritech, Chubb, Det-Tronics, Onity, Supra and Fireye. Our Fire & Security products and solutions, also part of Carrier's Healthy Homes and Healthy Buildings Program, are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution. In addition, certain of our products are supported by installation, maintenance and monitoring through a network of channel partners and our own field service business, along with web-based and mobile applications, and cloud-based services.

Our Fire & Security segment had net sales of approximately $5.0 billion for the year ended December 31, 2020 and, as of December 31, 2020, RPO of approximately $1.3 billion.

Other Matters Relating to Our Business as a Whole

Competition and Other Factors Affecting the Carrier Business

As a global business, our operations can be affected by a variety of economic, industry and other factors, including those described in this section and in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Cautionary Note Concerning Factors That May Affect Future Results" and "Risk Factors" in this Annual Report on Form 10-K.

Each business unit is subject to significant competition from a number of companies in the U.S. and other countries, and each competes on the basis of technology differentiation, product performance, service, delivery schedule, and price. The geographies in which we sell our products, solutions and services in the HVAC, Refrigeration and Fire & Security segments also have a number of local competitors.

HVAC

Competition in HVAC includes several multinational, regional and local companies, the largest of which include Daikin Industries, Gree Electric, Trane Technologies, Johnson Controls, Lennox International, Midea Group and Mitsubishi Electric. Sales depend on price, product availability, delivery schedule, product performance, product line breadth, brand reputation, design, technical expertise and service.

Refrigeration

Competition in Refrigeration includes multinational companies, including Trane Technologies, Daikin Industries and Panasonic, as well as regional and local companies. Sales depend on product performance, efficiency, reliability, price, service and support. The transport refrigeration business is affected by global shipping cycles and by truck production cycles in North America and Europe, which are affected by a variety of factors, including general economic conditions and replacement cycles.

Fire & Security

Competition in Fire & Security includes several multinational companies, including Honeywell, Johnson Controls, Siemens, Bosch, Assa Abloy, MSA Safety, Stanley Black & Decker and Newell Brands.

Compliance with the Regulation of our Business and Operations

We operate our business and sell our products all over the world. As a result, changes in legislation, regulations and government policies, including with respect to regulations intended to combat climate change, affect our operations and business in the countries, regions and localities in which we operate and sell our products. Such changes, which can also render our products and technologies non-compliant, involve refrigerants, noise levels, product and fire safety, hydro fluorocarbon emissions, fluorinated gases, hazardous substances, and electric and electronic equipment waste. Additionally, the increased fragmentation of regulatory requirements at various levels of government increases our costs because it necessitates the development of country or regional specific variants, monitoring of and compliance with those regulations, and additional testing and certifications. We do not anticipate that these changes will have a material adverse effect upon our competitive position, results of operations, cash flows, or financial condition.

Our operations are also subject to and affected by environmental regulations promulgated by federal, state and local authorities in the U.S. and by authorities with jurisdiction over our foreign operations. Most U.S. laws governing environmental matters include criminal penalties. We have incurred and will likely continue to incur liabilities under various statutes for the cleanup of pollutants previously released into the environment. We do not anticipate that compliance with environmental protection laws or that any payments associated with our remediation liabilities will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. Environmental matters are further addressed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Annual Report on Form 10-K, Note 3 – Summary of Significant Accounting Policies and Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements.

For further discussion of liabilities and risks related to litigation, compliance and environmental matters and other government regulations, see sections entitled "Risk Factors" and "Legal Proceedings" in this Annual Report on Form 10-K and Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements.

Intellectual Property

We maintain a broad portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our business to protect our research and development investments and to maintain our competitive advantages. We hold approximately 8,000 active patents and pending patent applications worldwide. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringers. We believe that we have taken reasonable measures to build and protect this portfolio of intellectual property rights, but we cannot be assured that these rights will not be challenged, found invalid or unenforceable. See the "Risk Factors" section in this Annual Report on Form 10-K for further discussion of intellectual property matters.

Operating System

We plan to continue to foster operational, financial and commercial excellence to drive sales and earnings growth. With roots in our legacy manufacturing and business processes, the Carrier operating system — Carrier Excellence — is our continuous improvement framework that is expected to drive operational excellence across the company. Our Supplier Excellence program is intended to apply these same operating principles to our supply base. We also implemented a strategic cost reduction initiative in 2020 that initially targeted eliminating $600 million in costs over three years through operational efficiency, digitalization, automation and supply chain productivity. That target has since been increased to $700 million in cost reductions over the same time period.

Raw Materials and Supplies

While we believe that we currently have adequate sources for materials, components and services, we work continuously with our supply base to ensure that we have adequate resources and to reduce costs. Accordingly, we consolidate purchases and suppliers, engage in global sourcing, implement design changes and implement competitive bidding. In certain instances, we depend upon a single source of supply or use commodities, such as rare-earth metals, that can be subject to allocations. Nonetheless, we believe that our supply management practices appropriately balance the foreseeable risks and the costs of alternative practices. Although at times high prices for some raw materials important to our business (for example, steel, copper and aluminum) have caused margin and cost pressures, we do not foresee near term unavailability that would have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. However, because we have a number of factories and suppliers outside the U.S., the imposition of tariffs or sanctions, or unusually restrictive border-crossing rules, could adversely affect our supply chain. For further discussion of the possible effects of the cost and availability of raw materials on our business, see the "Risk Factors" section of this Annual Report on Form 10-K.

COVID-19 Pandemic

A novel strain of Coronavirus ("COVID-19") surfaced in late 2019 and has spread throughout the world. In response, in the Spring of 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products. Our manufacturing operations have since resumed, measures have been enacted to scale capacity to demand, and we continue to actively take steps to mitigate supply chain risk. We continue to apply appropriate safety measures for our employees and other associates and have not experienced any significant disruptions to our manufacturing operations. We also initiated return-to-work protocols at our non-manufacturing facilities, the employees of which were previously working remotely.

Human Capital Management

As of December 31, 2020, Carrier had approximately 56,000 employees worldwide, of which 35% are located in the Americas, 37% located in EMEA and 28% in Asia.

As of December 31, 2020, approximately 69% of Carrier's approximately 4,600 production and maintenance employees in the U.S. were covered under seven collective bargaining agreements that have expiration dates ranging from 2021 to 2023. In the European Union, approximately 19,000 employees are represented by two European Works Councils, and, at national and local levels, we inform and consult with 58 local works councils and with unions representing employees at about 40 sites. The Company believes that our relations with our labor unions and works councils are generally good.

We believe that our employees are our most important asset and that, in turn, our success and growth depend in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. We continuously evaluate, modify and enhance our recruitment and retention strategies, objectives and measures as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives:

Health & Safety

Our Environmental, Health, and Safety program is focused on eliminating the risk of serious injuries, illness and fatalities to employees, contractors and customers during manufacturing, installation, servicing and other business activities by applying rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations and Carrier incident reporting requirements.

In response to COVID-19, we implemented various measures to protect the health and safety of our employees and customers including work-from-home requirements (where practical), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures, which measures comply with applicable governmental regulations and guidance.

Competitive Pay, Benefits and Total Rewards and Practices

Carrier's total rewards philosophy is designed to align the compensation of our employees with individual and Company performance, and to provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve superior results. In addition, we offer a company-paid assistance program to help employees and their families with mental health and other life challenges. In coordination with each country’s social welfare system, and in addition to any required local health care participation, we may provide additional health and welfare benefits depending on, among other things, the market competitiveness in that country. We also offer a tuition assistance program that is discussed in more detail below (see Talent Development and Employee Engagement).

Diversity & Inclusion

As of December 31, 2020, approximately 27% of our employees and 31% of our executives globally were women. As of December 31, 2020, people of color represented approximately 25% of our U.S. executive and 23% of our professional employees in the U.S.

Our greatest strength is the diversity of our people and their ideas and experiences; diversity and inclusion are the cornerstones of our values and we believe that it is a source of innovation. To this end, we recently launched _belong, our diversity and inclusion philosophy and brand as well as a diversity and inclusion strategy that consists of four tenets – Reduce the Gap, Develop & Sponsor, Drive Inclusion and Lean Forward – which include a focus on recruiting, development and mentoring activities. We also sponsor multiple Employee Resource Groups ("ERGs"), such as Pride, Carrier Black Alliance, WE (Women Empowerment at Carrier), CHEER (Carrier Hispanic & Latinos Employee Engagement Resource group), and Veterans & Military. These ERGs operate with a formal leadership structure, a steering committee, senior leadership sponsorship and a defined mission statement that is aligned with supporting Carrier’s business strategy. We also have established multi-year relationships with two historically Black colleges and universities that include career and recruiting initiatives.

Talent Development and Employee Engagement

The Company is committed to the continued development and engagement of our people. We promote continuous learning by offering a company-sponsored Employee Scholar Program, which covers the cost of an employee's tuition, academic fees and books at approved universities. We conduct annual leadership development reviews, a process through which senior leaders identify future leaders and discuss strengths and development opportunities, fostering succession planning for key leadership positions. We also have developed various talent development programs, such as internships, early career rotational programs and a suite of development programs for current and future leaders during the three critical stages of their careers – early career, mid-career and senior leadership.

Three-times per year we conduct an anonymous online survey in local languages to solicit feedback from our employees. The results are reviewed by the Company’s senior leadership and shared with our managers and other employees – all of whom collaborate to identify areas for improvement.

Joint Ventures and Strategic Relationships

Our joint ventures and strategic relationships are an important part of our business. We hold interests in approximately 60 joint ventures, the financial results of which are consolidated in our consolidated financial statements or accounted for by the equity method of accounting or the cost basis of accounting. While all three of our segments participate in joint ventures and strategic relationships, most are in the HVAC segment. These relationships engage in distribution, manufacturing and product development activities and are integral to our business operations and growth strategy. See Note 6 – Equity Method Investments and Related Parties in the accompanying Notes to the Consolidated Financial Statements for further information.

Seasonality

Demand for certain of our products and services is seasonal and can be impacted by weather conditions. For instance, sales and services of our HVAC products to residential customers have historically been higher in the second and third quarters of the calendar year, which represent the peak seasons for air conditioning-related sales in North America. For further discussion of the possible effects of seasonality on our business, see the "Risk Factors" section of this Annual Report on Form 10-K.

Corporate Information

Carrier was incorporated in Delaware in connection with the Separation. Prior to the Distribution, Carrier had no operations other than those incidental to the Separation. Our principal executive offices are located at 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418, and our telephone number is (561) 365-2000. We maintain an Internet website at www.corporate.carrier.com.
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flows, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, the estimated costs associated with the Separation, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Carrier and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19 and its effects, among other things, on production and on global supply, demand, and distribution as the outbreak continues and results in a prolonged period of travel, commercial and other restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
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
•risks resulting from being a smaller less diversified company than prior to the Separation;
•the outcome of legal proceedings, investigations and other contingencies;
•the impact of pension plan assumptions on future cash contributions and earnings;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. (including in connection with the new administration in Washington, D.C.) and other countries in which Carrier and our businesses operate, including the effect of changes in U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes (including potentially as a result of the new administration in Washington, D.C.) in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and our businesses operate;
•the ability of Carrier to retain and hire key personnel;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•the expected benefits of the Separation;
•a determination by the U.S. Internal Revenue Service ("IRS") and other tax authorities that the Distribution or certain related transactions should be treated as taxable transactions;
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

This Annual Report on Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K under the heading "Note 25 – Commitments and Contingent Liabilities," the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section entitled "Risk Factors." This Annual Report on Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

Risks Related to Our Business

•Our business, financial condition and results of operations have been and may continue to be adversely affected by COVID-19.
•Risks associated with our international operations could adversely affect our competitive position, results of operations, cash flows or financial condition.
•We are party to joint ventures and other strategic relationships, which may not be successful and may expose us to special risks and restrictions.
•Climate change and regulations associated with climate change could adversely affect our business.
•Demand for our HVAC products and services is influenced by weather conditions and seasonality.
•Our business and financial performance depend on continued and substantial investments in our information technology infrastructure, which may not yield anticipated benefits and which may be vulnerable to cyber-attacks.
•We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.
•We use a variety of raw materials, supplier-provided parts and third-party service providers in our business. Significant shortages, supplier capacity constraints or production disruptions, price increases or tariffs could increase our operating costs and adversely impact the competitive positions of our products.
•We design, manufacture and service products that incorporate advanced technologies. The introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.
•We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.
•Customers and others may take disruptive actions.
•Labor matters may impact our business.
•Our defined benefit pension plans are subject to financial market risks that could adversely affect our results.
•We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.
•Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.
•We are subject to litigation, environmental and other legal and compliance risks.
•We are subject to risks arising from doing business with the U.S. government.
•We engage in acquisitions and divestitures and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.
•We may recognize impairment charges for our goodwill and certain other intangible assets.
•Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to the capital markets.
•We incurred debt obligations, and we may incur additional debt obligations in the future, which could adversely affect our business and profitability and our ability to meet other obligations.

Risks Related to the Separation from UTC

•We have only operated as an independent company since April 3, 2020, the effective date of the Distribution, and our historical financial information is not necessarily indicative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results. Additionally, we are a smaller, less diversified company than UTC prior to the Separation and the Distribution.
•After the Separation and the Distribution, certain members of management, directors and shareowners own stock in UTC, Carrier and Otis Worldwide Corporation ("Otis"), and as a result may face actual or potential conflicts of interest.
•We could experience temporary interruptions in business operations and incur additional costs as we further develop information technology infrastructure and transition our data to our stand-alone systems.
•We may not be able to engage in desirable capital-raising or strategic transactions following the Separation and the Distribution.
•In connection with the Separation into three independent public companies, each of UTC, Carrier and Otis have agreed to indemnify the other parties for certain liabilities. If we are required to pay UTC and/or Otis under these indemnities, our financial results could be negatively impacted. Also, the UTC or Otis indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which UTC and Otis have been allocated responsibility, and UTC and/or Otis may not be able to satisfy their respective indemnification obligations in the future.
•If the Distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, including as a result of subsequent acquisitions of our stock or the stock of UTC, we, as well as UTC, Otis and UTC’s shareowners, could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we, as well as UTC and Otis could be subject to significant tax liabilities. In certain circumstances, we could be required to indemnify UTC for material taxes and other related amounts pursuant to indemnification obligations under the Tax Matters Agreement ("TMA").
•Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock

•The market price and trading volume of our common stock may fluctuate significantly.
•Shareowner's percentage of ownership in Carrier's common stock may be diluted in the future.
•Quarterly cash dividends may be discontinued or modified, are subject to a number of uncertainties and may affect the price of our common stock.
•Our amended and restated bylaws designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareowners, which could discourage lawsuits against Carrier and our directors and officers.
•Anti-takeover provisions could enable our Board of Directors to resist a takeover attempt by a third party and limit the power of our shareowners.

General Risks

•Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
•We may be affected by global economic, capital market and political conditions, and conditions in the construction, transportation and infrastructure industries in particular.
•Our business success depends on attracting and retaining qualified personnel.
•Additional tax expense or additional tax exposures could affect our future profitability.
•Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth subsequently, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

Our business, financial condition and results of operations have been and may continue to be adversely affected by COVID-19.

The global outbreak of COVID-19 has severely constrained economic activity and, as a result, has caused a significant contraction in the global economy. In response to this outbreak, governments have taken preventive or protective actions, including imposing restrictions on business operations and travel. Governments have also implemented economic stabilization efforts and other measures to mitigate the economic effects of the outbreak; however, the effectiveness and continuation of those measures remains uncertain.

The COVID-19 pandemic has had an adverse effect on our business, financial condition and results of operations. The pandemic continues to result in widespread and extended or partial shutdowns and other restrictions on the operations of non-essential businesses, including construction, hospitality venues, offices and travel. The nature and extent of the continuing impact of COVID-19 on our business, financial condition and results of operations is uncertain and will depend on future developments, including the recent and pending approvals of vaccines, the wide-spread distribution of vaccines and the effectiveness of such vaccines in preventing COVID-19, and the time it takes to vaccinate a sufficient percentage of the U.S. and global populations. Nonetheless, further prolonged closures and restrictions throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may again disrupt our operations and the operations of our suppliers, distributors and customers.

As a result of the foregoing, the pandemic and its impact have also affected and could continue to affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders and/or payment delays or defaults. Such conditions may also adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at the anticipated cost. We also may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks associated with our international operations could adversely affect our competitive position, results of operations, cash flows or financial condition.

We have a global business. Approximately 51% of our net sales for the year ended December 31, 2020 is derived from international operations, including U.S. export sales. As a result, changes in local and regional economic conditions, including fluctuating exchange rates, may adversely affect demand for our products and the profits generated by our non-U.S. operations because a significant portion of our sales and expenses are denominated in currencies other than U.S. dollars. While we attempt to manage our exchange rate risk, we are not completely insulated from that exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our operating margins in various locations outside of the U.S., which would adversely impact the comparability of our results from period to period.

Our international sales and operations are also subject to the risks associated with changes in local government regulations and policies regarding investments, employment, taxation, foreign exchange and capital controls and the repatriation of earnings. Moreover, government regulations and policies regarding international trade, such as import quotas, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services or encumber our ability to manufacture or sell or procure products in certain countries. The implementation of more restrictive trade policies by the U.S. or by other countries, such as China and Mexico, where we sell or produce our products and services or procure materials, including as a result of the ongoing trade conflict between the U.S. and China, could negatively impact our business, results of operations and financial condition. Our international sales and operations are also sensitive to political and economic instability, changes in foreign national priorities and government budgets, and the risks associated with differing legal systems and customs in foreign countries.

We expect that sales to emerging markets will continue to account for a significant portion of our sales as developing nations around the world increase their demand for our products. In addition, as part of our globalization strategy, we have invested in certain countries, including Mexico, Brazil, China, India and countries in the Middle East. Emerging markets can present many risks, including cultural differences (such as employment and business practices), compliance risks, economic and government instability, exchange rate fluctuations and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We are party to joint ventures and other strategic relationships, which may not be successful and may expose us to special risks and restrictions.

Our business operations, particularly in our HVAC segment, depend on various strategic relationships: namely, joint ventures and non-wholly owned subsidiaries. We sell our products and services through certain key distributor, joint venture and similar relationships, including the Carrier Enterprise joint ventures with Watsco, Inc.; AHI-Carrier FZC ("AHI-Carrier"), a United Arab Emirates-based joint venture with Airconditioning & Heating International FZC, a subsidiary of United Motors & Heavy Equipment Co. LLC; various joint ventures with members of the Midea Group; and Toshiba Carrier, a joint venture with Toshiba with which we have several other joint ventures.

Some of our strategic relationships engage in manufacturing and/or product development. Loss of a key channel partner, or a significant downturn or deterioration in the business or financial condition of a key channel partner, joint venture or similar relationship, whether related to, among other things, a labor strike, diminished liquidity or credit unavailability, weak demand for products or delays in the launch of new products, could adversely affect our results of operations in a particular period or the value of our equity investment. If we are not successful in maintaining our strategic distribution relationships, our financial condition, results of operations and cash flows may be adversely affected.

In addition, our ability to apply our internal controls and compliance policies to our joint ventures is limited and can expose us to additional financial and reputational risks. We seek to take proactive steps to mitigate these concerns, including through audits and similar reviews. During one such recent audit, for example, Carrier identified certain payments made to AHI-Carrier over a ten-year period for products sold in the ordinary course by that minority-owned joint venture from entities of undetermined affiliation with AHI-Carrier’s distributors and customers, predominantly based in countries in the Commonwealth of Independent States. Carrier does not manage the joint venture and does not direct its treasury or related functions; however, Carrier exercised our audit rights under the joint venture agreement and investigated these third-party payments. As previously disclosed, the Company reported the preliminary findings of our investigation to the SEC and the U.S. Department of Justice in February 2020. In December 2020, the SEC informed the Company that it had concluded its investigation of the matter and did not intend to recommend an enforcement action.

Joint ventures and strategic relationships inherently involve certain other risks. Whether or not we hold a majority interest or maintain operational control in such arrangements, our partners and similar business associates may, for example: (1) have economic or business interests or objectives that are inconsistent with or contrary to our own; (2) exercise veto or other rights, to the extent available, to block actions that we believe are in our or the joint venture’s best interests; (3) act contrary to our policies or objectives; or (4) be unable or unwilling to fulfill their obligations.

In addition, there can be no assurance that any particular joint venture or strategic relationship will continue to be beneficial to us in the long term. For example, some of our joint venture or other strategic agreements prohibit us from competing in certain geographic markets or product and services channels, and these restrictions may apply to other products and services we develop or businesses we acquire in the future.

Climate change and regulations associated with climate change could adversely affect our business.

The effects of climate change, including extreme weather conditions, create financial risks to our business. The effects of climate change could disrupt our operations by impacting the availability and cost of materials and by increasing insurance and other operating costs. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.

There is a general consensus that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. As a result, increased public awareness and concern about climate change will likely continue to (1) generate more international, regional and/or national requirements to curtail the use of high global warming potential refrigerants (which are essential to many of our products); (2) increase building energy efficiency; and (3) cause a shift away from the use of fossil fuels as an energy source. In some instances, these requirements may render our existing technology, particularly some of our HVAC and refrigeration products, non-compliant or obsolete. While we are committed to pursuing sustainable solutions for our products, there can be no assurance that our development efforts will be successful, as noted below (see We design, manufacture and service products that incorporate advanced technologies. The introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.), that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will reflect our investments in new product development.

The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty. There is also regulatory and budgetary uncertainty associated with government incentives, which, if discontinued, could adversely impact the demand for energy-efficient buildings and could increase costs of compliance.

Demand for our HVAC products and services is influenced by weather conditions and seasonality.

Demand for our HVAC products and services, representing our largest segment by sales, is seasonal and affected by the weather. Cooler than normal summers depress sales of our replacement air conditioning products and services and warmer than normal winters have the same effect on our heating products. Historically, sales to residential HVAC customers tend to be higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere regions, spring and summer are the peak seasons for sales of air conditioning systems and services. In these circumstances, the results of any quarterly period may not be indicative of expected results for a full year, and unusual weather patterns or events could positively or negatively affect our business and impact overall results of operations.

Our business and financial performance depend on continued and substantial investments in our information technology infrastructure, which may not yield anticipated benefits and which may be vulnerable to cyber-attacks.

The efficient operation of our business requires continued and substantial investments in information technology ("IT") infrastructure systems. The failure to design, develop and implement new IT technology infrastructure systems in an effective and timely manner or to maintain these systems could divert management’s attention and resources. Our information systems may also become obsolete because of inadequate investments, requiring an unplanned transition to a new platform that could be time consuming, costly, and damaging to our competitive position and could require additional management attention. Repeated or prolonged interruptions of service because of poor execution, inadequate investments or obsolescence could have a significant adverse impact on our reputation and our ability to sell products and services.

In addition, our business may be impacted by disruptions to our or third-party IT infrastructure, which could result from (among other causes) cyber-attacks, infrastructure failures or compromises to our physical security. Cyber-based risks are evolving and include attacks: (i) on our IT infrastructure (ii) targeting the security, integrity and/or availability of hardware and software; (iii) on information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into third-party products); and (iv) on facilities or similar infrastructure. Such attacks could disrupt our systems (or those of third parties) and business operations, impact the ability of our products to work as intended or result in the unauthorized access, use, disclosure, modification, or destruction of information in violation of applicable law and/or contractual obligations. We have experienced cyber-based attacks and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency or severity. We continue to make investments and adopt measures to enhance our protection, detection, response and recovery capabilities, and to mitigate potential risks to our technology, products, services, operations and confidential data. However, depending on the nature, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result, we could potentially experience: (i) production downtimes; (ii) operational delays or other detrimental impacts on our operations; (iii) destruction or corruption of data; (iv) security breaches; (v) manipulation or improper use of our or third-party systems, networks or products; and (vi) financial losses from remedial actions, loss of business, liability, penalties, fines and/or damage to our reputation—any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
In addition, because of the global nature of our business, our internal systems and products must comply with applicable laws, regulations and standards in a number of jurisdictions, and government enforcement actions and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any disruption to our business arising from such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our competitive position, reputation, results of operations, cash flows or financial condition.

We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.

The Company's intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes and other confidential information. Although we consider our intellectual property rights in the aggregate to be valuable, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. We nonetheless rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary information may not be sufficient, however.

We cannot be sure that our pending patent applications will result in the issuance of patents, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications.

In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession, ownership or necessary licenses concerning data important to the development or sale of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We use a variety of raw materials, supplier-provided parts, and third-party service providers in our business. Significant shortages, supplier capacity constraints or production disruptions, price increases, or tariffs could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers and commodity markets to secure components and raw materials (such as copper, aluminum and steel), and on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials and services. That potential volatility is particularly acute in certain instances where we depend upon a single source. Issues with suppliers (such as delivery or production disruptions, capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material shortages, or the decreased availability of trucks and other delivery services could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs.

We use various strategies to lock in prices of expected purchases of certain raw materials; however, these efforts could cause us to pay higher prices for a commodity when compared with the market price at the time the commodity is actually purchased or delivered. Tariffs can also increase our costs, the impact of which is difficult to predict. However, we believe that our supply management and production practices appropriately balance the foreseeable risks and the costs of alternative practices. Nonetheless, these risks may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We design, manufacture and service products that incorporate advanced technologies. The introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.

Our future success depends on designing, developing, producing, selling and supporting innovative products that incorporate advanced technologies. The regulations applicable to our products, as well as our customers’ product and service needs, change from time to time. Moreover, regulatory changes may render our products and technologies non-compliant. Our ability to realize the anticipated benefits of our technological advancements or product improvements – including those associated with regulatory changes – depends on a variety of factors, including: meeting development, production, and regulatory approval schedules; meeting performance plans and expectations; the availability of raw materials and parts; our suppliers’ performance; the hiring, training and deployment of qualified personnel; achieving efficiencies; identifying emerging regulatory and technological trends; validating innovative technologies; the level of customer interest in new technologies and products; and the costs and customer acceptance of our new or improved products.

Our products and services also may incorporate technologies developed or manufactured by third parties, which, when combined with our technology or products, creates additional risks and uncertainties. As a result, the performance and market acceptance of these third-party products and services could affect the level of customer interest and acceptance of our own products in the marketplace.

Our research and development efforts may not culminate in new technologies or timely products, or may not meet the needs of our customers as effectively as competitive offerings. Our competitors may develop competing technologies that gain market acceptance before or instead of our products. In addition, we may not be successful in anticipating or reacting to changes in the regulatory environments in which our products are sold, and the markets for our products may not develop or grow as we anticipate.

We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.

In certain of our businesses, our contracts are typically awarded on a competitive basis. Our bids are based upon, among other factors, the cost to timely provide the products and services. To generate an acceptable return, we must accurately estimate our costs and schedule. If we fail to do so, the profitability of contracts may be materially and adversely affected – including because some of our contracts provide for liquidated damages if we do not perform on time – which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Customers and others may take disruptive actions.

From time to time customers and others may seek to become suppliers of products and services that compete with our own or pursue other strategies to disrupt our business model. For example, an affiliate of a customer in our transport refrigeration business produces refrigeration units for shipping containers that compete with our products, and another one of our transport refrigeration customers produces refrigeration units for truck trailers that compete with our refrigeration units. In addition, our customers or existing or future competitors may seek to introduce non-traditional business models or disruptive technologies and products in the industries in which we participate, resulting in increased competition and new dynamics in these industries.

Labor matters may impact our business.

A significant portion of our employees are represented by labor unions or works councils in a number of countries under various collective bargaining agreements with varying durations and expiration dates. See the section entitled "Other Matters Relating to Our Business as a Whole - Human Capital Management." We may not be able to satisfactorily renegotiate these agreements before they expire. In addition, existing agreements may not prevent a strike or work stoppage, union and works council campaigns and other labor disputes. We may also be subject to general country strikes or work stoppages unrelated to our specific business or collective bargaining agreements. Additionally, a shortage in certain work forces, such as technicians or truck drivers, may impact our business by affecting the ability to install, sell and deliver our products. Any such work stoppages (or potential work stoppages) could have a material adverse effect on our financial results, productivity, results of operations and reputation.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results.

The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 13 – Employee Benefit Plans to the accompanying Notes to the Consolidated Financial Statements for further discussion on pension plans and related obligations and contingencies.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we have and we may from time to time to adjust employment levels, optimize our footprint and/or implement other restructuring activities. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards – which has been the case – or our customers’ expectations regarding safety or quality, we can and have experienced lost sales and increased costs and we can and have been exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement actions, which has also occurred in certain instances. In addition, when our products fail to perform as expected, we are exposed to warranty, product liability claims, personal injury and other claims.

We maintain strict quality controls and procedures. However, we cannot be certain that these controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could require a product recall or field corrective action. Product recalls and field corrective actions can be expensive to implement, and may damage our reputation, customer relationships and market share. We have conducted product recalls and field corrective actions in the past and may do so again in the future.

In many jurisdictions, product liability claims are not limited to any specified amount of recovery. If any such claims or contribution requests or requirements exceed our available insurance or if there is a product recall, there could be an adverse impact on our results of operations. In addition, a recall or claim could require us to review our entire product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and which could have a further adverse impact on our business, financial condition, results of operations and cash flows. There can be no assurance that we will not experience any material warranty or product liability claim losses in the future, that we will not incur significant costs to defend such claims or that we will have adequate reserves to cover any recalls, repair and replacement costs.

We are subject to litigation, environmental, and other legal and compliance risks.

We are subject to a variety of litigation, legal and compliance risks. These risks relate to, among other things, personal injuries, intellectual property rights, contract-related claims, taxes, environmental matters, employee health and safety, competition laws and laws governing improper business practices. If found responsible in connection with such matters, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages), and experience reputational harm.

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we operate, structure our investments and enforce our rights.

Changes in environmental and climate change related-laws could require additional investments in product designs, which may be more expensive or difficult to manufacture, qualify and sell and/or may involve additional product safety risks and could increase environmental compliance expenditures.

At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and property damage. Existing and future asbestos-related claims could adversely affect our financial condition, results of operations and cash flows. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions. Property damage lawsuits may involve claims relating to environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations or where certain of our products have been manufactured and used.

In addition, the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Certain of our or our channel partners' customer relationships are with governmental entities and are, therefore, subject to the FCPA and other anti-corruption laws. We are also subject to antitrust, anti-collusion and anti-money laundering laws in various jurisdictions throughout the world. Despite meaningful measures to ensure lawful conduct, which include training, audits and internal control policies and procedures, we may not always be able to prevent our employees, third-party agents or channel partners from violating the FCPA or anti-trust, anti-money laundering or other anti-corruption laws. As a result, we could be subject to criminal and civil penalties, as well as disgorgement. We could be required to make changes or enhancements to our compliance measures that could increase our costs, and we could be subject to other remedial actions.

Violations of the FCPA, antitrust, anti-money laundering or other anti-corruption or anti-collusion laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We also must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, amongst others, the Export Administration Regulations administered by the U.S. Department of Commerce and embargoes and sanctions regulations administered by the U.S. Department of the Treasury. Restrictions on the export of our products, services or technologies could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

For a description of current material legal proceedings and regulatory matters, see the section entitled "Legal Proceedings" and Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements.

We are subject to risks arising from doing business with the U.S. government.

As a supplier and service provider to the U.S. government, including as a subcontractor under prime contracts with the U.S. government, we are subject to certain heightened risks, such as those associated with the Government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. We are now, and in light of the current U.S. government contracting environment we will continue to be the subject of U.S. government investigations relating to our U.S. government contracts or subcontracts. Such investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if a business unit were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts or subcontracts. If convicted or found liable, the U.S. government could fine and debar us from receiving new awards for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated.

We engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

We seek to grow through strategic acquisitions in addition to organic growth. In the past several years, we have acquired various businesses and entered into joint venture arrangements in an effort to complement and expand our business. We expect to continue such pursuits in the future. Our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. For example, we may incur unanticipated costs, expenses or other liabilities, or reduced sales, as a result of an acquisition’s violation of applicable laws, such as the FCPA or other anti-corruption laws outside of the U.S. We also may incur – and have incurred – unanticipated costs or expenses, including post-closing asset impairment charges and expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We may encounter – and have encountered – difficulties in integrating acquired businesses with our operations, applying our internal controls to these acquired businesses, or in managing strategic investments. Additionally, we may not realize – and have sometimes not realized – the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

We also make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees, other financial arrangements, continued supply and services arrangements or through the retention of liabilities, such as for environmental and product liability claims. Under these arrangements, nonperformance by those divested businesses or claims against retained liabilities could result in the imposition of obligations that could have a material adverse effect on our cash flows, results of operations, or financial condition.

The success of future acquisitions, divestitures and joint ventures will depend on the satisfaction of conditions precedent to such transactions and the timing of consummation of such transactions, which will depend in part on the ability of the parties to secure any required regulatory approvals in a timely manner, among other things.

We may recognize impairment charges for our goodwill and certain other intangible assets.

We may recognize impairment charges for our goodwill and certain other intangible assets. Our other intangible assets primarily consist of trademarks. As of December 31, 2020, the net carrying value of our goodwill and certain other intangible assets totaled $10.1 billion and $1.0 billion, respectively. In accordance with generally accepted accounting principles in the U.S. ("GAAP"), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or other intangible assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to the capital markets.

Carrier has been issued an investment grade credit rating by each of Moody’s Investors Services, Inc. ("Moody's"), Standard & Poor’s ("S&P") and Fitch Ratings Inc. ("Fitch Ratings"). Nonetheless, any future downgrades could increase our borrowing costs, reduce market capacity for our commercial paper or require the posting of collateral under our derivative contracts. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to the capital markets. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded.

We incurred debt obligations, and we may incur additional debt obligations in the future, which could adversely affect our business and profitability and our ability to meet other obligations.

As of December 31, 2020, we had approximately $10.2 billion in aggregate principal amount of outstanding indebtedness. See Note 12 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and the section entitled "Liquidity and Financial Condition" in this Annual Report on Form 10-K for additional information. We may also incur additional indebtedness in the future.

Our debt obligations could potentially have important consequences to us and our debt and equity investors, including: (1) requiring a substantial portion of our cash flows from operations to make interest payments; (2) making it more difficult to satisfy debt service and other obligations; (3) increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; (4) increasing our vulnerability to general adverse economic and industry conditions; (5) reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; (6) limiting our flexibility in planning for, or reacting to, changes in our business and the industry; (7) placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and (8) limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares.

As described in Note 12 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and "Liquidity and Financial Condition" the terms of our indebtedness contain covenants restricting our financial flexibility in a number of ways, including, among other things, restrictions on our ability and the ability of certain of our subsidiaries to incur liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the Revolving Credit Facility (defined subsequently) requires that we not exceed a maximum consolidated total leverage ratio, subject to the amendment also described in Note 12 – Borrowings and Lines of Credit. If we breach a restrictive covenant under any of our indebtedness, or an event of default occurs in respect of any of our indebtedness, our lenders may be entitled to declare all amounts owing in respect thereof to be immediately due and payable.

To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

Risks Related to the Separation from UTC

We have only operated as an independent company since April 3, 2020, the effective date of the Distribution, and our historical financial information is not necessarily indicative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results; additionally, we are a smaller, less diversified company than UTC prior to the Separation and the Distribution.

The historical information about Carrier in this Annual Report on Form 10-K for the periods prior to April 3, 2020 refers to Carrier's businesses as operated by and integrated with UTC. Our historical financial information included in this Annual Report on Form 10-K is derived from the combined financial statements and accounting records of UTC. Prior to the Separation and the Distribution, our business had been operated by UTC as part of its broader corporate organization, rather than as an independent company. As part of UTC, we were able to enjoy certain benefits from UTC’s operating diversity, purchasing power and opportunities to pursue integrated strategies with UTC’s other businesses. Additionally, UTC or one of its affiliates performed or helped perform various corporate functions for us, such as accounting, auditing, tax, legal, human resources, investor relations, risk management, treasury and other general and administrative functions. Accordingly, the financial information included in this Annual Report on Form 10-K for the periods prior to April 3, 2020 does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company or those that we will achieve in the future.

In addition, the diversification of our sales, costs and cash flows are diminished as a stand-alone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. As a stand-alone Company, we may also lose capital allocation efficiency and flexibility because we are no longer able to use cash flows from UTC or Otis to fund our investments and operations.

After the Separation and the Distribution, certain members of management, directors and shareowners own stock in UTC, Carrier and Otis, and as a result may face actual or potential conflicts of interest.

Following the Separation and the Distribution, certain members of management and the board of directors of each of UTC, Carrier and Otis own common stock in all three companies. This ownership overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute regarding the terms of the agreements governing the Separation and Carrier’s relationship with UTC and Otis thereafter. These agreements include a separation and distribution agreement, the TSA, the TMA, the employee matters agreement, the intellectual property agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or UTC may enter into in the future. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements for additional information on these agreements.

We could experience temporary interruptions in business operations and incur additional costs as we further develop information technology infrastructure and transition our data to our stand-alone systems.

We are in the process of finalizing development of an IT infrastructure and systems to support our critical business functions, including accounting and reporting, in order to replace many of the systems and functions UTC provided prior to the Separation and the Distribution. We may experience temporary disruption in our business operations as we continue to develop this IT infrastructure, which could have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in the Consolidated Financial Statements for the periods prior to April 3, 2020.

We may not be able to engage in desirable capital-raising or strategic transactions following the Separation and the Distribution.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its shareowners as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the Separation and the Distribution, and in addition to Carrier’s indemnity obligation described subsequently, the TMA restricts us, for the two-year period following the Distribution, except in specific circumstances, from: (1) entering into any transaction pursuant to which all or a portion of the shares of Carrier common stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing shares of Carrier common stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of our businesses. The TMA also prohibits us from taking or failing to take any other action that would prevent the Distribution and certain related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code") or for applicable non-U.S. income tax purposes. Further, the TMA imposes similar restrictions on us and our subsidiaries during the two-year period following the Distribution that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our shareowners or that might increase the value of our business. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements for additional information.

In connection with the Separation into three independent public companies, each of UTC, Carrier and Otis has agreed to indemnify the other parties for certain liabilities. If we are required to pay UTC and/or Otis under these indemnities, our financial results could be negatively impacted. Also, the UTC or Otis indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which UTC and Otis have been allocated responsibility, and UTC and/or Otis may not be able to satisfy their respective indemnification obligations in the future.

Pursuant to the Separation and the Distribution agreement and certain other agreements among UTC, Carrier and Otis, each party has agreed to indemnify the other parties for certain liabilities as discussed further in Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements. Indemnities that we may be required to provide UTC and/or Otis are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that UTC and/or Otis has agreed to retain. The indemnities from UTC and Otis for our benefit may not be sufficient to protect us against the full amount of such liabilities, and UTC and/or Otis may not be able to fully satisfy their respective indemnification obligations. Any amounts we are required to pay pursuant to such indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business.

Moreover, even if we ultimately succeed in recovering from UTC or Otis, as applicable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, results of operations, cash flows and financial condition.

If the Distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, including as a result of subsequent acquisitions of our stock or the stock of UTC, we, as well as UTC, Otis and UTC’s shareowners, could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we, as well as UTC and Otis could be subject to significant tax liabilities. In certain circumstances, we could be required to indemnify UTC for material taxes and other related amounts pursuant to indemnification obligations under the TMA.

The Distribution was conditioned on, among other things, the receipt by UTC of an IRS ruling regarding certain U.S. federal income tax matters relating to the Separation and the Distribution and an opinion of outside counsel, regarding the qualification of certain elements of the Distribution under Section 355 of the Code. The IRS ruling and the opinion of counsel were based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of UTC, Carrier and Otis, including those relating to the past and future conduct of UTC, Carrier and Otis.

Notwithstanding receipt of the IRS ruling and the opinion of counsel, the IRS could determine that the Distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS ruling or the opinion of counsel was based were inaccurate or have not been complied with. In addition, the IRS ruling does not address all of the issues that are relevant to determining whether the Distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by UTC of the IRS ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes (including by reason of the consummation of Raytheon Company's merger with a wholly-owned subsidiary of UTC shortly after the Effective Time) or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, as well as UTC, Otis and UTC’s shareowners, could be subject to significant U.S. federal income tax liability.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, UTC would recognize a taxable gain as if it had sold the Carrier common stock in a taxable sale for its fair market value, and UTC shareowners who received Carrier common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in taxable gain to UTC (but not its shareowners) under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in UTC or Carrier. For this purpose, any acquisitions of UTC or Carrier common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although UTC or Carrier may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

In addition, as part of the Separation, and prior to the Distribution, UTC and its subsidiaries completed an internal reorganization. With respect to certain transactions undertaken as part of the internal reorganization, UTC requested and obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such transactions. Such tax rulings and opinions were based upon and relied on, among other things, various facts and assumptions, as well as certain representations (including with respect to certain valuation matters relating to the internal reorganization), statements and undertakings of UTC, Carrier, Otis or their respective subsidiaries. If any of these representations or statements were, or were to become, inaccurate or incomplete, or if UTC, Carrier, Otis or any of their respective subsidiaries did not fulfill or otherwise comply with any such undertakings or covenants, such tax rulings and/or opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax rulings and/or opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax rulings and/or opinions. In the event any such tax rulings and/or opinions or the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, we, as well as UTC and Otis could be subject to significant tax liabilities.

Under the TMA, Carrier is generally required to indemnify UTC and Otis for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from: (1) an acquisition of all or a portion of the equity securities or assets of Carrier, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Carrier or (3) certain of Carrier’s representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS ruling and/or the opinion of counsel being incorrect or violated. Further, under the TMA, we are generally required to indemnify UTC and Otis for a specified portion of any taxes (and any related costs and other damages) (a) arising as a result of the failure of the Distribution and certain related transactions to qualify as a transaction that is generally tax-free (including as a result of Section 355(e) of the Code) or a failure of any internal separation transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis or UTC or (b) arising from an adjustment, pursuant to an audit or other tax proceeding, with respect to any separation transaction that is not intended to qualify as a transaction that is generally tax-free. Any such indemnity obligations could be material. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements for additional information.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

In connection with the Separation (including the internal reorganization described previously), UTC completed several corporate reorganization transactions involving its subsidiaries which, along with the Distribution, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Separation, any entity involved in these reorganization transactions or the Separation: (1) was insolvent, was rendered insolvent by reason of the Separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in exchange for the Distribution; or intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation and the Distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareowners to return to UTC some or all of the shares of Carrier common stock issued in the Distribution, or require UTC or Carrier, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Carrier or any of our subsidiaries were solvent at the time of or after giving effect to the Distribution.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may fluctuate significantly.

The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur.

The factors that could affect our common stock price include among others: (1) industry or general market conditions; (2) domestic and international economic factors unrelated to our performance; (3) impact of the COVID-19 pandemic; (4) lawsuits, enforcement actions and other claims by third parties or governmental authorities; (5) changes in our customers’ preferences; (6) new regulatory pronouncements and changes in regulatory guidelines; (7) actual or anticipated fluctuations in our quarterly operating results; (8) changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts; (9) action by institutional stockholders or other large stockholders; (10) failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices; (11) announcements by us of significant impairment charges; (12) speculation in the press or investment community; (13) investor perception of us and our industry; (14) changes in market valuations or earnings of similar companies; (15) announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; (16) war or terrorist acts; (17) any future sales of our common stock or other securities; and (18) additions or departures of key personnel.

The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business, operating results and financial condition.

Shareowner's percentage of ownership in Carrier's common stock may be diluted in the future.

The percentage ownership of shareowners in Carrier's common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Our employees have, and will receive from Carrier, stock-based awards that correspond to shares of our common stock. Such awards have had and will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. See Note 4 – Earnings Per Share and Note 14 – Stock-Based Compensation in the accompanying Notes to the Consolidated Financial Statements for additional information.
Quarterly cash dividends may be discontinued or modified, are subject to a number of uncertainties and may affect the price of our common stock.

Quarterly cash dividends are a component of our capital allocation strategy, which we fund with operating free cash flows, borrowings and divestitures. However, we are not required to declare dividends. Dividends may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends may be changed, and the amount, timing and frequency of such dividends may vary from past practice or from the company’s stated expectations. Decisions with respect to dividends are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend could adversely affect the market price of our common stock.

Our amended and restated bylaws designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareowners, which could discourage lawsuits against Carrier and our directors and officers.

Carrier’s amended and restated bylaws provide that unless Carrier’s Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Carrier, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Carrier to Carrier or to Carrier shareowners, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Carrier or any current or former director or officer or other employee of Carrier arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Carrier governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although Carrier shareowners will not be deemed to have waived Carrier’s compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

This exclusive forum provision may limit the ability of our shareowners to bring a claim in a judicial forum that such shareowners find favorable for disputes with Carrier or our directors or officers, which may discourage such lawsuits against Carrier and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described previously, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Anti-takeover provisions could enable our Board of Directors to resist a takeover attempt by a third party and limit the power of our shareowners.

Carrier’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Carrier’s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others: (1) the ability of our remaining directors to fill vacancies on Carrier’s Board of Directors (except in an instance where a director is removed by shareowners and the resulting vacancy is filled by shareowners); (2) limitations on shareowners’ ability to call a special shareowner meeting; (3) rules regarding how shareowners may present proposals or nominate directors for election at shareowner meetings; and (4) the right of Carrier’s Board of Directors to issue preferred stock without shareowner approval.

In addition, we are subject to Section 203 of the DGCL, which could have the effect of delaying or preventing a change of control that shareowners may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our shareowners from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Carrier’s Board of Directors and by providing Carrier’s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Carrier immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some shareowners and could delay or prevent an acquisition that Carrier’s Board of Directors determines is not in the best interests of Carrier and our shareowners. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to UTC. Under the TMA, we are required to indemnify UTC for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our shareowners may consider favorable.

General Risks

Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations, financial condition and may not be fully covered by insurance.

The occurrence of one or more natural disasters, power outages or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics (including COVID-19) or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our facilities or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability and/or cost of materials needed for manufacturing. In some cases, we have only one factory that can manufacture a specific product or product line. As a result, damage to or the closure of that factory may disrupt or prevent us from manufacturing certain products. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or harm our sales.

We may be affected by global economic, capital market and political conditions, and conditions in the construction, transportation and infrastructure industries in particular.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues (including COVID-19 and its effects), natural disasters, commodity prices, energy costs, interest rates, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), regulatory changes, actual or anticipated default on sovereign debt and other challenges that could affect the global economy.

These economic and political conditions affect our business in a number of ways. At this point, the extent to which COVID-19 will continue to impact the global economy remains uncertain, but pandemics or other significant public health events, or the perception that such events may occur, could have a material adverse effect on our business, results of operations and financial condition. Additionally, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Additionally, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or sanctions or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

Our business and financial performance is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending and construction (both residential and commercial as well as remodeling). In addition, our financial performance may be influenced by the production and utilization of transport equipment, including truck production cycles in North America and Europe.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have leadership with the necessary skill sets and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership.

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the U.S. and various international jurisdictions. Changes to tax laws and regulations as well as changes and conflicts in related interpretations or other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also launch new examinations and expand existing examinations. The global and diverse nature of our operations means that these risks will continue, and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and contingencies that cannot be predicted with certainty.

See "Business Overview" and "Results of Operations—Income Taxes" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 – Summary of Significant Accounting Policies and Note 19 – Income Taxes to the accompanying Notes to the Consolidated Financial Statements for further discussion on income taxes and related contingencies, including our provisional accounting and assessment of the effect of the Tax Cuts and Jobs Act of 2017 ("TCJA").

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until we file our first Annual Report on Form 10-K with the SEC, at which time we will be an accelerated filer or a large accelerated filer; accordingly, we expect this attestation at the time we file our Annual Report on Form 10-K for fiscal year 2021. We cannot provide assurance that our internal controls over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal controls over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal controls over financial reporting when required.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in the share price of our common stock and impairing our ability to raise additional capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate approximately 1,200 sites, which comprise approximately 35 million square feet of productive space. Of these, our facilities and key manufacturing sites greater than 100,000 square feet comprise approximately 24 million square feet of productive space. Approximately 60%, 15% and 21% of these significant properties are associated with our HVAC, Refrigeration and Fire & Security segments, respectively, with approximately 4% not associated with a particular segment. Approximately 32% of these significant properties are leased and the remainder are owned. Approximately 30% of these significant properties are located in the U.S.

Our fixed assets as of December 31, 2020 include manufacturing facilities and non-manufacturing facilities, such as warehouses and machinery and equipment, most of which is general purpose machinery and equipment that use special jigs, tools and fixtures and that, in many instances, have automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2020 are in good operating condition, are well-maintained and substantially all are generally in regular use.

ITEM 3. LEGAL PROCEEDINGS

Asbestos Matters

The Company and our consolidated subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that Carrier no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period.

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts. As of December 31, 2020, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $245 million to $276 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $245 million and $255 million, which is principally recorded in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $103 million and $104 million, which is included primarily in Other assets on the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively.

Aqueous Film Forming Foam Litigation

Aqueous Film Forming Foam ("AFFF") is a firefighting foam developed in the 1970s pursuant to U.S. military specification and used to extinguish certain types of fires primarily at airports and military bases. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC acquired the National Foam and Angus Fire businesses in 2005 as part of the acquisition of Kidde, which has been operated by Carrier. In 2013, UTC divested the National Foam and Angus Fire businesses to a third party.

Carrier and many other parties, including the third-party buyer of the National Foam and Angus Fire businesses, have been named as defendants in over 700 cases, including putative class actions and other lawsuits, alleging that the historic use of AFFF caused personal injuries and property damage. Additionally, several state and municipal plaintiffs have commenced litigation against the same defendants to recover remediation costs related to historic use of AFFF. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation ("MDL") transferred and consolidated all of the AFFF cases pending in the federal courts to the U.S. District Court for the District of South Carolina for pre-trial proceedings.

Plaintiffs in the MDL allege that a chemical ingredient in AFFF contains, or breaks down into, compounds known as perflourooctane sulfonate ("PFOS") and perflourooctane acid ("PFOA") that were released into the environment and, in some instances, ultimately leached into drinking water supplies. National Foam and Angus Fire purchased these perflourinated chemical ingredients from third-party chemical manufacturers to manufacture AFFF. Chemicals containing PFOS and PFOA (or their precursors) have also been used for decades by many third parties to manufacture carpets, clothing, fabrics, cookware and other consumer products. The individual plaintiffs in the MDL generally seek compensatory damages for alleged personal injuries, medical monitoring, and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S., state, municipal and water utility plaintiffs in the MDL generally seek damages and costs related to the remediation of public property and water supplies.

Carrier and other defendants are also party to fewer than 10 cases in state court brought by oil refining companies in the U.S. alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage.

Carrier and other defendants are also party to an action related to the AFFF manufacturing facility that was operated by National Foam and Angus Fire in which the water utility plaintiffs seeks remediation costs related to the alleged contamination of the local water supply.

We believe that we have meritorious defenses to these claims. We are also seeking insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, Carrier is unable to assess the probability of liability or reasonably estimate the damages, if any, to be allocated to Carrier, if one or more plaintiffs were to prevail in these cases and there can be no assurance that any such future exposure will not be material in any period.

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC and its subsidiaries filed a putative class action complaint in the U.S. District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. The complaint asserts that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty and also asserts claims under certain provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Carrier believes that the claims against the Company are without merit.

Other

We have commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the ordinary course of business. We accrue contingencies based on a range of possible outcomes. If no amount within this range is a better estimate than any other, we accrue the minimum amount.

In the ordinary course of business, Carrier is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against Carrier and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

A further discussion of our potential regulatory liabilities can be found under the headings "Business" and "Risk Factors" in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the ticker symbol "CARR." As of December 31, 2020, the approximate number of common stock shareowners of record was 25,967.

PERFORMANCE GRAPH

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

On April 3, 2020, UTC completed the Separation of Carrier into a stand-alone company. As a result of the Separation and the Distribution, Carrier became an independent public company and our common stock commenced trading under the symbol "CARR." The following graph presents the cumulative total shareowner return from the Distribution Date through the year ended December 31, 2020 for our common stock, as compared with the S&P 500 Index and the Dow Jones Industrial Average. Our common stock price is a component of the S&P 500 Index. These figures assume that all dividends paid over the period were reinvested and that the starting value of each index and the investment in common stock was $100 on April 3, 2020.
Comparison of Cumulative Total Return

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
$0
04/03/20
6/30/20
9/30/20
12/31/20
Carrier Global Corporation
S&P 500 Index
Dow Jones Industrials Index

The cumulative total returns on Carrier common stock and each index as of each April 3, 2020 through December 31, 2020 plotted in the above graph are as follows:

Company / Index	April 3, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Carrier Global Corporation	$100.00	$167.93	$230.82	$286.66
S&P 500 Index	$100.00	$123.27	$134.28	$150.59
Dow Jones Industrials Index	$100.00	$121.27	$131.23	$145.31

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per share data)	2020	(1)	2019	(1)	2018	(1)	2017	(1)	2016 (Unaudited)	(1)
For the Year Ended December 31,
Net sales	$17,456		$18,608		$18,914		$17,814		$16,853
Research and development	$419		$401		$400		$364		$351
Restructuring costs	$49		$126		$80		$111		$65
Operating profit (2)	$3,083		$2,491		$3,637		$3,030		$2,760
Net income from operations (3)	$2,006		$2,155		$2,769		$1,267		$1,900
Net income attributable to common shareowners	$1,982		$2,116		$2,734		$1,227		$1,854
Capital expenditures	$312		$243		$263		$326		$340
Earnings per Share - Basic (4)	$2.29		$2.44		$3.16		$1.42		$2.14
Earnings per Share - Diluted (4)	$2.25		$2.44		$3.16		$1.42		$2.14
Cash dividends declared per common share	$0.28		$—		$—		$—		$—

As of December 31,
Working capital (5)	$3,414		$1,490		$1,643		$1,750		$1,693
Total assets (6)	$25,093		$22,406		$21,737		$21,985		$20,981
Long-term debt (7)	$10,227		$319		$293		$165		$162
Total liabilities (6) (7)	$18,515		$7,971		$7,468		$7,201		$5,844
Total equity	$6,578		$14,435		$14,269		$14,784		$14,960

(1) The Company's financial statements for periods prior to the Separation and the Distribution on April 3, 2020 are prepared on a "carve-out" basis. See Note 2 - Basis of Presentation in the accompanying Notes to the Consolidated Financial Statements.
(2) 2020 Operating profit includes a $1.1 billion gain on the sale of our equity ownership in Beijer Ref AB ("Beijer"), (see Note 6 - Equity Method Investments and Related Parties in the accompanying Notes to the Consolidated Financial Statements), and a $71 million impairment charge on a minority-owned joint venture investment. 2019 Operating profit includes a $108 million impairment charge related to a minority-owned joint venture investment. 2018 Operating profit includes a $799 million gain on the sale of Taylor Company ("Taylor"). 2017 operating profit includes a $379 million gain on the sale of our investment in Watsco, Inc.
(3) 2020 Net income includes a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward as a result of the Separation and a $46 million charge resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. 2019 Net income includes a net tax benefit of $149 million as a result of the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC's 2014, 2015 and 2016 tax years. 2018 Net income includes a net tax charge of $102 million as a result of UTC ceasing to assert that it intended to reinvest certain undistributed earnings of its international subsidiaries. 2017 Net income includes net tax charges of approximately $799 million related to U.S. tax reform legislation enacted in December 2017.
(4) Earnings per share for periods presented prior to the Separation and the Distribution were calculated using the number of shares that were distributed to UTC shareowners as a result of the Distribution. For periods prior to the Separation and the Distribution it is assumed that there are no dilutive equity instruments as there were no Carrier stock-based awards outstanding prior to the Separation and the Distribution.
(5) Working capital is defined as current assets less current liabilities.
(6) The increase in total assets and total liabilities in 2019 primarily relates to the adoption of Accounting Standards Update ("ASU") 2016-02, Leases, which Carrier adopted effective January 1, 2019.
(7) The increase in long-term debt and total liabilities during 2020 reflects the issuance of long-term debt of $11.0 billion associated with the Separation, and the issuance of $750 million 2.700% Notes due 2031, less a $1.75 billion debt prepayment made in the three months ended December 31, 2020. See Note 12 - Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
Separation from United Technologies Corporation

On April 3, 2020, UTC completed the Separation through the Distribution of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution at the Effective Time. As a result of the Distribution, UTC shareowners of record received one share of the Company's common stock for every one share of UTC common stock and Carrier became an independent public company. Our common stock is listed under the symbol "CARR" on the NYSE. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 12 – Borrowings and Lines of Credit and Note 4 – Earnings Per Share in the accompanying Notes to the Consolidated Financial Statements for additional information.

Prior to the Separation and the Distribution, the Consolidated Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. For the periods prior to the Separation and the Distribution, the Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of UTC and thus were prepared on a "carve-out" basis, as described subsequently. The Company's financial statements for the period from April 3, 2020 through December 31, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.

The Consolidated Financial Statements include all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Prior to the Separation and the Distribution, costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC.

We entered into the TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation and the Distribution. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. The costs for these services historically were included in our operating results based on allocations from UTC and have not been materially different under the TSA, nor do we expect such costs to be materially different when these services are transitioned from UTC to Carrier.

Subsequent to the Separation and the Distribution, we have incurred and will continue to incur expenditures consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems and other transaction-related costs. Additionally, we will have incurred and will continue to incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. Our estimates of these additional recurring costs expected to be incurred annually are approximately $75 million in the aggregate greater than the expenses historically allocated to us from UTC, and primarily relate to Selling, general and administrative expenses. We believe our cash flows from operations will be sufficient to fund these additional corporate expenses.

In connection with the Separation, we entered into the TMA with UTC and Otis that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Carrier generally is responsible for federal, state and foreign taxes imposed on a separate return basis upon Carrier (or any of our subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the

Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Carrier and Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements for additional information.

In connection with the Separation, we also entered into an employee matters agreement and intellectual property agreement with UTC and Otis. These agreements are not expected to have a material impact on the financial results of Carrier.

Business Summary

Carrier Global Corporation is a leading global provider of healthy, safe and sustainable building and cold chain solutions. Today, our portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2, Carrier Transicold and Automated Logic that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable.
Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These factors and trends include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population and the rising standards of living in emerging markets. We believe that the Company's HVAC, Refrigeration and Fire & Security business segments are well positioned to benefit from favorable secular trends, including these mega-trends and from the strength of our industry-leading brands and track record of innovation.
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
Business Segments
Our operations are organized into three segments: HVAC, Refrigeration and Fire & Security. Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling and ventilation needs of residential and commercial customers. Our Refrigeration segment provides refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Our Fire & Security segment provides a wide range of residential and commercial building systems and security and service solutions. Our customers are in both the public and private sectors, and our businesses reflect extensive geographic diversification. See Note 1 – Description of the Business and Note 26 – Segment Financial Data in the accompanying Notes to the Consolidated Financial Statements for further information.

As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of currency, political and/or economic risk, such as Mexico, China, Brazil, India and countries in the Middle East. As of December 31, 2020, our net assets in any one of these countries did not exceed 11% of our consolidated equity. See Note 26 – Segment Financial Data in the accompanying Notes to the Consolidated Financial Statements for further discussion of sales attributed to geographic regions.

Our earnings growth strategy contemplates earnings from organic sales growth, including growth from new product development and product improvements, structural cost reductions, operational improvements and incremental earnings from acquisitions.

Acquisition and restructuring costs associated with business combinations are expensed as incurred. Depending on the nature and level of acquisition activity, our earnings could be adversely impacted due to acquisition and restructuring actions initiated in connection with the integration of businesses acquired. For further discussion of acquisitions and restructuring, see Note 6 – Equity Method Investments and Related Parties, Note 10 – Business Acquisitions, Dispositions, Goodwill and Intangible Assets and Note 17 – Restructuring Costs in the accompanying Notes to the Consolidated Financial Statements.

Impact of the COVID-19 pandemic
COVID-19 surfaced in late 2019 and has spread throughout the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures, and resulted in shelter-in-place orders.

Carrier has taken and continues to take all prudent measures to protect the health and safety of our employees. In particular, we have implemented work-from-home requirements (where practical), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures. We have also taken appropriate measures, which comply with applicable government regulations and guidance to work with our customers to minimize potential disruptions and to support the communities that we serve to address the challenges posed by the pandemic.

The full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic as well as any worsening or additional outbreaks of the pandemic, related containment and mitigation actions taken by the U.S. federal, state and local and international governments to prevent disease spread and the rollout of vaccines in the U.S. and internationally, including the effectiveness of such vaccines in preventing COVID-19 and the time it takes to vaccinate a sufficient percentage of the U.S. and global populations. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities and to be granted access to vaccines (including the time it takes for our employees to be vaccinated), our customers’ ability to continue to operate or to receive our products, our suppliers' ability to continue to supply us with products and the level of activity and demand for the ultimate products and services of our customers or their customers.

In early 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products. Our manufacturing operations have since resumed, measures have been enacted to scale capacity to demand, and we continue to actively take steps to mitigate supply chain risk. We continue to apply appropriate safety measures and have not experienced any significant disruptions to our manufacturing operations. We also initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely.

We took preemptive actions in 2020 to preserve our liquidity and manage our cash flows to ensure we met our liquidity needs. Such actions included, but were not limited to, modifying the financial covenants in our revolving and term loan credit agreements and issuing $750 million of 2.700% Notes due 2031 (see Note 12 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements for further information), reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring, and participating in global COVID-19 relief measures.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management's estimates.

Goodwill and Intangible Assets

Our goodwill had an aggregate carrying amount of $10.1 billion as of December 31, 2020. Our indefinite-lived intangible assets primarily consist of individual trademarks, which had an aggregate carrying amount of $571 million as of December 31, 2020.

We test our reporting units and trademarks for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or trademark is less than its carrying amount. Such events and circumstances could include, among other things, increased competition or unexpected loss of market share, increased input costs beyond projections (for example, due to regulatory or industry changes), disposals of significant businesses or components of our business, unexpected business disruptions (for example, due to the loss of a customer, supplier or other significant business relationship), unexpected significant declines in operating results or significant adverse changes in the markets in which we operate. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test trademarks for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or trademark exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount. In the case of reporting units, any impairment loss would not exceed the associated carrying amount of goodwill.

We performed our annual impairment assessment of goodwill and indefinite-lived trademarks as of July 1, 2020. As part of our annual impairment testing, we considered the impact of the adverse effects of COVID-19 on the global economy and our business and performed a quantitative impairment assessment that compared the fair value of each reporting unit to its associated carrying value to determine whether it was necessary to recognize a goodwill impairment. Estimating the fair value of individual reporting units and trademarks requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions, which were updated in performing the impairment assessment. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of the execution of our global five-year strategic plan, then one or more of our reporting units or trademarks might become impaired in the future.

We utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. The discounted cash flow method relies on estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. We developed these assumptions based on the market and geographic risks unique to each reporting unit. The significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (based on projected net sales, operating margins, working capital and capital expenditures), income tax rates, long-term growth rates and a discount rate that appropriately reflects the risks inherent in estimating future cash flows. We selected the assumptions used in the financial forecasts based on historical data, supplemented by current and anticipated market conditions, estimated growth rates and management’s plans. For all reporting units, the fair value of goodwill exceeded the carrying value, resulting in no goodwill impairment. However, for one reporting unit with goodwill of $917 million, the excess of fair value over the carrying value was approximately 13%. For this reporting unit, a 100 basis point increase in the discount rate used in the financial forecast would result in an impairment of approximately $84 million. The estimated fair value of the reporting unit would be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecast.

For our indefinite-lived assets, a fair value is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The significant assumptions inherent in estimating fair value include the estimated future annual net sales for each trademark, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future cost savings attributable to the brand, and management’s intent to invest in the brand indefinitely. We selected the assumptions used in the financial forecasts based on historical data, supplemented by current and anticipated market conditions, and estimated product category growth rates, management’s plans and guideline companies. The present value of the after-tax cost savings (i.e., royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value would be recognized as an impairment loss equal to that excess. For all trade names, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) in the 2020 test was a minimum of 80%. Based upon the quantitative assessment performed, the fair value of indefinite-lived trademarks was determined to exceed the carrying value, resulting in no impairment.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 10 – Business Acquisitions, Dispositions, Goodwill and Intangible Assets in the accompanying Notes to the Consolidated Financial Statements for further information.

Revenue Recognition from Contracts with Customers

Effective January 1, 2018, we adopted ASU 2014-09 – Revenue from Contracts with Customers and its related amendments ("New Revenue Standard") and elected the modified retrospective approach. The adoption of the New Revenue Standard did not have a material impact on revenue, net income or net assets. Note 5 – Revenue Recognition in the accompanying Notes to the Consolidated Financial Statements contains further detail regarding the adoption of the New Revenue Standard and its impact on the consolidated financial statements as of, and for, the year ended December 31, 2018.

We recognize revenue on an over-time basis on installation and service contracts related to our HVAC, Refrigeration and Fire & Security service businesses. For contracts recorded on an over-time basis, we measure progress toward completion using costs incurred to date relative to total estimated costs at completion. This over-time basis using an input method requires estimates of future revenues and costs over the full term of product and/or service delivery. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can generally range from several months to years, and the estimation of these costs requires management’s judgment. We review our cost estimates on significant contracts on a quarterly basis and, for others, at least annually or when circumstances change and warrant a modification to a previous estimate. We record changes in contract estimates using the cumulative catch-up method.

We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees and other sources of variable consideration, when determining the transaction price of each contract. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and management's judgment. We also consider whether the contracts provide customers with significant financing, although in general our contracts do not contain significant financing.

Income Taxes

The future tax benefit arising from deductible temporary differences and tax carryforwards was $838 million and $923 million as of December 31, 2020 and 2019, respectively. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease a recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. See Note 3 – Summary of Significant Accounting Policies and Note 19 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements for further discussion.

Employee Benefit Plans

We sponsor domestic and foreign defined benefit pension and other post-retirement plans. The major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and mortality rates. Assumptions are determined based on company data and appropriate market indicators and are evaluated each year as of December 31. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

The following table summarizes the sensitivity of our pension plan liabilities and net periodic cost to a 25 basis point change in the discount rates for benefit obligations, interest cost and service cost as of December 31, 2020:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Pension plans
Projected benefit obligation	$(112)	$119
Net periodic pension (benefit) cost	$(2)	$2

A 25 basis point change in the discount rate would not have a material impact on our post-retirement benefit plan obligations as of December 31, 2020.

These estimates assume no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the future cash outflows for future benefit payments in order to calculate interest and service cost. A flattening of the yield curve, from a narrowing of the spread between interest and obligation discount rates, would increase our net periodic pension cost. Conversely, a steepening of the yield curve, from an increase in the spread between interest and obligation discount rates, would decrease our net periodic pension cost.

Pension expense is also sensitive to changes in the expected return on plan assets. An increase or decrease of 25 basis points in the expected return on plan assets would have decreased or increased 2020 pension expense by approximately $7 million.

The weighted-average discount rates used to measure pension liabilities and costs utilize each plan’s specific cash flows and are then compared with high-quality bond indices for reasonableness. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Global market interest rates decreased during 2020 compared with 2019, and as a result, the weighted-average discount rate used to measure pension liabilities decreased from 2.0% in 2019 to 1.4% during 2020. The weighted-average discount rates used to measure service cost and interest cost were 1.8% and 1.8%, respectively, during 2020 and 3.2% and 2.7%, respectively in 2019.

See Note 13 – Employee Benefit Plans in the accompanying Notes to the Consolidated Financial Statements for further discussion.

Contingent Liabilities

As described in Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements, contractual, regulatory and other matters, including asbestos claims, may arise in the ordinary course of business that subject us to claims or litigation. We have recorded reserves in the consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience depending on the nature of the reserve, and in certain instances in consultation with legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. See the "Risk Factors" section in this Annual Report on Form 10-K for additional information.

Environmental Matters

Our operations are subject to environmental regulation by federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over our foreign operations. As a result, we have established, and periodically update, policies relating to environmental standards of performance for our operations worldwide. We believe that expenditures necessary to comply with the current regulations governing environmental protection will not have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

At the commencement of 2020, we identified 85 locations with reserves for which we may have some liability for remediating contamination. However, a few of these locations tracked several claims as a group which we are now tracking as 95 separate locations. Additionally, we added two new locations to our remediation program for the year ended December 31, 2020, resulting in 97 locations with reserves as of December 31, 2020. We do not believe that any individual location's exposure will have a material adverse effect on our results of operations. Sites in the investigation, remediation or operation and maintenance stage represent approximately 85% of our accrued environmental remediation reserve, while the remaining 15% reflects administrative costs such as legal fees, permits, settlements and municipal fees.

We have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability ACT ("Superfund") at 18 sites. The number of Superfund sites, in and of itself, does not represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site and our share of responsibility varies from sole responsibility to very little responsibility. In estimating our liability for remediation, we consider our likely proportionate share of the anticipated remediation expense and the ability of other potentially responsible parties to fulfill their obligations.

As of December 31, 2020 and 2019, the outstanding liability for environmental obligations was $239 million and $217 million, respectively. See Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements for additional discussion.

Asbestos Matters

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts. The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $245 million to $276 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $245 million, which is principally recorded in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2020. This amount is not discounted and excludes the Company’s legal fees to defend the asbestos claims, which will continue to be expensed by the Company as incurred. In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $103 million, which is included primarily in Other assets on the Consolidated Balance Sheet as of December 31, 2020. See "Legal Proceedings" for further discussion of the estimated liabilities and insurance recoveries. See Note 25 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

RESULTS OF OPERATIONS

The Company's financial statements for the periods prior to the Separation and the Distribution are prepared on a "carve-out" basis as described in Note 2 – Basis of Presentation. The Company's financial statements for the period from April 3, 2020 through December 31, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.

The following represents our consolidated net sales and operating results (dollars in millions):

	For the Year Ended December 31,
(dollars in millions)	2020	2019	2018
Segment net sales:
HVAC	$9,478	$9,712	$9,713
Refrigeration	3,333	3,792	4,095
Fire & Security	4,985	5,500	5,531
Eliminations and other	(340)	(396)	(425)
	17,456	18,608	18,914
Cost of products and services sold	12,347	13,189	13,345
Gross margin	5,109	5,419	5,569
Research and development	419	401	400
Selling, general and administrative	2,820	2,761	2,689
Equity method investment net earnings	207	236	220
Other income (expense), net	1,006	(2)	937
Operating profit	3,083	2,491	3,637
Non-service pension benefit	60	154	168
Interest (expense) income, net	(288)	27	37
Income from operations before income taxes	2,855	2,672	3,842
Income tax expense	849	517	1,073
Net income from operations	2,006	2,155	2,769
Less: Non-controlling interest in subsidiaries' earnings from operations	24	39	35
Net income attributable to common shareholders	$1,982	$2,116	$2,734

Net Sales

(dollars in millions)	2020	2019	2018
Net sales	$17,456	$18,608	$18,914
Percentage change	(6)%	(2)%

The factors contributing to the total percentage change year-over-year in total net sales are as follows:

	2020	2019
Organic / Operational	(6)%	1%
Foreign currency translation	—%	(2)%
Acquisitions and divestitures, net	—%	(1)%
Total % change	(6)%	(2)%

The 6% organic sales decrease for the year ended December 31, 2020 reflects lower sales volumes across all of the segments driven by the economic slowdown attributed to COVID-19 throughout 2020. The organic sales decrease in HVAC of 2% reflects declines in commercial HVAC and light commercial HVAC that were largely driven by the economic slowdown related to COVID-19, partially offset by increases in North America residential HVAC. The increase in North America residential HVAC sales was driven by new housing starts in addition to higher demand for replacement units due to increased usage attributed to a warmer than normal summer and remote work and school activities associated with COVID-19. The organic sales decrease of 12% in Refrigeration was driven by declines in commercial refrigeration that were primarily due to lower demand and the closure of new equipment installation sites because of COVID-19, in transport refrigeration in Europe and North America due to economic slowdowns related to COVID-19 and lower truck trailer sales volume in North America when compared with the cyclical peak experienced in 2019. Fire & Security sales decreased 9% organically reflecting lower product and field service sales. The decline in product sales was primarily driven by lower volume in North America and EMEA due to COVID-19. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns and project delays as a result of COVID-19. For additional discussion on the segment results for 2020, see the section entitled "Segment Review."

The organic sales increase of 1% for the year ended December 31, 2019 was primarily driven by growth in HVAC (1%) and in Fire & Security (1%), partially offset by declines in Refrigeration (1%). HVAC organic sales growth was driven by stronger sales in North America residential HVAC and by growth in commercial HVAC in Asia and the Americas. Organic sales growth in Fire & Security was driven by stronger product sales globally, as well as field service growth primarily within Asia. The decline in Refrigeration was driven by transport refrigeration, primarily the container business, partially offset by growth in North America Truck Trailer as well as a decline in commercial refrigeration, primarily in Europe. The divestiture related sales decrease in 2019 was due to the sale of Taylor in 2018, which was part of Refrigeration.

Cost of Products and Services Sold

(dollars in millions)	2020	2019	2018
Total cost of products and services sold	$12,347	$13,189	$13,345
Percentage change year-over-year	(6)%	(1)%

The factors contributing to the percentage change year-over-year in total cost of products and services sold are as follows:

	2020	2019
Organic / Operational	(6)%	2%
Foreign currency translation	—%	(2)%
Acquisitions and divestitures, net	—%	(1)%
Total % change	(6)%	(1)%

The 6% organic decrease in the cost of products and services sold for the year ended December 31, 2020 is consistent with the 6% organic sales decrease largely attributed to the economic slowdown related to COVID-19.

The decrease in total cost of products and services sold for the year ended December 31, 2019 was primarily driven by favorable foreign currency translation and net acquisition and divestiture activity, which more than offset increases from organic sales growth, higher tariffs and unfavorable commodity prices.

Gross Margin

(dollars in millions)	2020	2019	2018
Gross margin	$5,109	$5,419	$5,569
Percentage of net sales	29.3%	29.1%	29.4%

The 20 basis point increase in gross margin as a percentage of sales for 2020 reflects the benefit from favorable material productivity, partially offset by the effects of lower sales volumes largely as a result of the economic slowdown resulting from COVID-19.

Gross margin as a percentage of net sales decreased 30 basis points for the year ended December 31, 2019 as the favorable impact of pricing and productivity net of unfavorable commodity prices and tariffs was more than offset by unfavorable mix, the absence of a favorable prior year contract adjustment related to a large commercial project and the unfavorable year-over-year impact resulting from the revaluation of certain long-term liabilities.

Selling, General and Administrative

(dollars in millions)	2020	2019	2018
Selling, general and administrative expenses	$2,820	$2,761	$2,689
Percentage of net sales	16.2%	14.8%	14.2%

The $59 million increase in Selling, general and administrative expenses for the year ended December 31, 2020 was primarily attributed to a year-over-year increase of $75 million in one-time Separation related costs, $75 million in costs associated with Carrier's transition to an independent publicly traded company and other costs. Increased Separation and public company costs were partially offset by cost containment initiatives implemented to mitigate the impact of COVID-19, which included furloughs, temporary pay freezes and pay cuts and reductions in discretionary spending, lower restructuring costs of $61 million, the absence of a $34 million charge incurred in 2019 related to the impact of a consultant contract termination and lower costs associated with the wind-down of a residential intrusion business of $21 million. As a percentage of sales, the 140 basis point increase was primarily driven by lower sales as a result of COVID-19.

Selling, general and administrative expenses increased $72 million for the year ended December 31, 2019 primarily driven by $53 million of costs related to the Separation, and a consultant contract termination fee of $34 million, neither of which were incurred in 2018, partially offset by lower year-over-year corporate allocations from UTC.

We are continuously evaluating our cost structure and have implemented restructuring actions to keep our cost structure competitive. The amounts reflected previously include the impact of restructuring actions on Selling, general and administrative expenses. For further discussion, see Note 17 – Restructuring Costs in the accompanying Notes to the Consolidated Financial Statements.

Equity Method Investment Net Earnings

(dollars in millions)	2020	2019	2018
Equity method investment net earnings	$207	$236	$220

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. Equity method investment net earnings decreased $29 million for the year ended December 31, 2020 primarily due to lower earnings from our investments in HVAC joint ventures in Asia and the Middle East, primarily due to the impact of COVID-19 and the adverse impact of a product performance matter at one of our HVAC joint ventures.

In 2020, we sold our equity ownership in Beijer for $1.4 billion and recognized a pre-tax gain of approximately $1.1 billion. Following the sale, Carrier no longer has equity ownership in Beijer. For the year ended December 31, 2020, Carrier recognized $27 million of equity method investment net earnings related to our equity ownership in Beijer.

Equity in earnings of unconsolidated equity method investments increased by $16 million for the year ended December 31, 2019, primarily due to stronger earnings from our HVAC equity method investments in Europe and Asia.

See Note 6 – Equity Method Investments and Related Parties in the accompanying Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense), Net

(dollars in millions)	2020	2019	2018
Other income (expense), net	$1,006	$(2)	$937

Other income (expense), net primarily includes the impact of gains and losses related to sale of ownership in our equity method investments or infrequently occurring items. The year-over-year change of $1.0 billion for 2020, is primarily attributed to a $1.1 billion gain on the sale of our equity ownership in Beijer. The favorable $37 million year-over-year impact related to other-than-temporary impairment charges of $71 million in 2020 and $108 million in 2019 was offset by the absence of gains on the sale of equity method investments and real property of $79 million and $19 million in charges related to litigation matters in 2020.

The year-over-year decrease of $939 million in Other income (expense), net for the year ended December 31, 2019 was primarily driven by the absence of a prior year gain of $799 million from the divestiture of Taylor, as well as the 2019 impairment of an equity method investment of $108 million.

Interest (Expense) Income, Net

(dollars in millions)	2020	2019	2018
Interest expense	$(298)	$(75)	$(84)
Interest income	10	102	121
Interest (expense) income, net	$(288)	$27	$37

Prior to the Separation and the Distribution, interest income and interest expense related primarily to interest on related party activity between Carrier and UTC. See "Liquidity and Financial Condition" and Note 6 – Equity Method Investments and Related Parties in the accompanying Notes to the Consolidated Financial Statements for additional information.

Interest (expense) income, net reflects $315 million higher year-over-year interest expense, net for the year ended December 31, 2020 compared with 2019 due to the issuance of $9.25 billion of long-term fixed rate notes in February 2020, a $1.75 billion draw on our Term Loan Credit Facility (defined subsequently) in March 2020, the issuance of $750 million of long-term fixed rate notes in June 2020, and a decrease in interest income earned on related party receivables due from UTC. In the three months ended December 31, 2020, Carrier prepaid the $1.75 billion Term Loan Credit Facility for which $26 million of interest expense was recognized in the year ended December 31, 2020. See Note 12 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements for additional information.

Interest (expense) income, net decreased for the year ended December 31, 2019 as compared with 2018, which primarily reflects changes in interest earned on related party receivables due from UTC.

Income Taxes

	2020	2019	2018
Effective tax rate	29.7%	19.4%	27.9%

The increase in the effective tax rate for the year ended December 31, 2020 compared with the prior year is primarily due to the absence of a prior year combined tax benefit of $149 million resulting from the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC tax years 2014, 2015 and 2016. In addition, the following tax costs were recorded for the year ended December 31, 2020: a $51 million adjustment related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward resulting from separation-related activities and an adjustment of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

The 2019 effective tax rate reflects a net tax benefit of $149 million as a result of the filing by a subsidiary of Carrier to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of the audit by the Examination Division of the IRS for the UTC 2014, 2015 and 2016 tax years.

The 2018 effective tax rate reflects a net tax charge of $102 million as a result of UTC ceasing to assert that it intended to reinvest certain undistributed earnings of its international subsidiaries. The effective income tax rate for 2018 also reflects the incremental tax cost associated with the divestiture of Taylor.

For further discussion of income taxes and the effective income tax rate, see "Critical Accounting Estimates — Income Taxes" and Note 19 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements.

Segment Review

We determine our segments based on how our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments, HVAC, Refrigeration and Fire & Security, based on net sales and operating profit. Adjustments to reconcile segment reporting to the consolidated results for 2020 and 2019 are included in the section entitled "Eliminations and other and General corporate expenses."

Summary performance for each of our segments is as follows:

	Net Sales			Operating Profit			Operating Margin
(dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
HVAC	$9,478	$9,712	$9,713	$2,462	$1,563	$1,720	26.0%	16.1%	17.7%
Refrigeration	3,333	3,792	4,095	357	532	1,353	10.7%	14.0%	33.0%
Fire & Security	4,985	5,500	5,531	584	708	726	11.7%	12.9%	13.1%
Total segment	17,796	19,004	19,339	3,403	2,803	3,799	19.1%	14.7%	19.6%
Eliminations and other	(340)	(396)	(425)	(184)	(156)	(24)	54.1%	40.0%	5.6%
General corporate expenses	—	—	—	(136)	(156)	(138)	—%	—%	—%
Consolidated	$17,456	$18,608	$18,914	$3,083	$2,491	$3,637	17.7%	13.4%	19.2%

HVAC

Our HVAC segment provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers, while enhancing building performance, energy efficiency and sustainability. Our established brands include Automated Logic, BluEdge, Bryant, Carrier, CIAT, Day & Night, Heil, NORESCO, Riello and Tempstar. Products include air conditioners, heating systems, controls and aftermarket components, as well as aftermarket repair and maintenance services and building automation solutions. Some of these products are part of Carrier's Healthy Buildings Program, which offers a suite of targeted solutions focused on improving indoor air quality in buildings and homes. HVAC products and solutions are sold directly, including to building contractors and owners, and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets, and through direct sales offices which sell, in part, to mechanical contractors.

2020 Compared with 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$9,478	$9,712	$(234)	(2)%
Operating profit	$2,462	$1,563	$899	58%

	Net sales	Operating profit
Organic / Operational	(2)%	(15)%
Foreign currency translation	—%	(1)%
Restructuring	—%	3%
Other	—%	71%
Total % change	(2)%	58%

The organic sales decrease of 2% reflects declines in North America light commercial HVAC (15%) and commercial HVAC (9%) largely driven by the economic slowdown resulting from COVID-19, partially offset by increases in North America residential HVAC (10%). Commercial HVAC sales declined globally except in China, which saw an increase. The residential HVAC sales increase was driven by new housing starts in addition to higher demand for replacement units attributed to increased usage as a result of a warmer than normal summer, and remote work and school activity resulting from COVID-19.

The operational profit decrease of 15% was primarily attributed to lower sales volumes and unfavorable mix and increased selling, general and administrative costs, including higher costs associated with Carrier’s transition to an independent publicly traded company partially offset by favorable net material productivity.

The increase in Other of 71% primarily reflects a $1.1 billion gain on the sale of the Company's equity ownership in Beijer, partially offset by a $108 million impairment charge related to a minority-owned joint venture investment in 2019.

2019 Compared with 2018

(dollars in millions)	2019	2018	Increase (Decrease)	% Increase (Decrease)
Net sales	$9,712	$9,713	$(1)	—%
Operating profit	$1,563	$1,720	$(157)	(9)%

	Net sales	Operating profit
Organic / Operational	1%	—%
Foreign currency translation	(1)%	(1)%
Restructuring	—%	(2)%
Other	—%	(6)%
Total % change	—%	(9)%

The organic sales increase of 1% primarily reflects stronger North America residential HVAC sales (2%), in addition to growth for commercial HVAC offerings in Asia (3%) and the Americas (2%), partially offset by declines in EMEA (9%).

Organic operational profit was flat due to favorable pricing offset by unfavorable mix.

The 6% decrease in Other primarily reflects a $108 million impairment charge related to a minority-owned joint venture investment in 2019.

Refrigeration

Our Refrigeration segment includes transport refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products. Transport refrigeration products and cold chain monitoring solutions, which are part of Carrier's Healthy, Safe, Sustainable Cold Chain Program, are used to enable the safe and reliable transport of food and beverages, medical supplies, including vaccines and other perishable cargo. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls. Our commercial refrigeration equipment solutions incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverage retail. Our Refrigeration products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Refrigeration products and services are sold directly, including to transportation companies and retail stores, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers and dealers.

2020 Compared with 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$3,333	$3,792	$(459)	(12)%
Operating profit	$357	$532	$(175)	(33)%

	Net sales	Operating profit
Organic / Operational	(12)%	(29)%
Foreign currency translation	—%	1%
Other	—%	(5)%
Total % change	(12)%	(33)%

The organic sales decrease of 12% was driven by declines in transport refrigeration (14%) and commercial refrigeration (9%). The decline in transport refrigeration sales reflects lower sales volume in North America when compared with the cyclical peak experienced in 2019 and the economic slowdown resulting from COVID-19, and Europe truck trailer sales volume decreased due to COVID-19. Commercial refrigeration sales declined primarily due to lower demand and the closure of new equipment installation sites resulting from COVID-19.

The operational profit decrease of 29% was primarily attributed to lower sales volumes and unfavorable mix, increased selling, general and administrative costs, including higher costs associated with Carrier's transition to an independent publicly traded company, partially offset by favorable net material productivity.

The 5% decrease in Other primarily reflects the year-over-year impact of the absence of a $22 million gain on an expropriated plant in 2019.

2019 Compared with 2018

(dollars in millions)	2019	2018	Increase (Decrease)	% Increase (Decrease)
Net sales	$3,792	$4,095	$(303)	(7)%
Operating profit	$532	$1,353	$(821)	(61)%

	Net sales	Operating profit
Organic / Operational	(1)%	—%
Foreign currency translation	(3)%	(1)%
Acquisitions and divestitures, net	(3)	(2)%
Other	—%	(58)%
Total % change	(7)%	(61)%

The organic sales decrease of 1% was driven by declines in transport refrigeration sales (1%), primarily in the container business (9%) and declines in commercial refrigeration (1%), primarily in Europe, partially offset by growth in North America truck trailer (5%).

Organic operational profit was flat on lower sales due to favorable pricing.

The 58% decrease in Other primarily reflects the year-over-year impact of the absence of the prior year gain from the divestiture of Taylor.

Fire & Security

Our Fire & Security segment provides a wide range of residential, commercial and industrial technologies, and systems and service solutions to protect people and property, including fire, flame, gas, smoke and carbon monoxide detection; portable fire extinguishers; fire suppression systems; intruder alarms; access control systems and video management systems and electronic controls. Other Fire & Security service offerings include audit, design, installation and system integration, as well as aftermarket, maintenance and repair and monitoring services. Our established brands include Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Kidde, LenelS2, Marioff, Onity and Supra. Our Fire & Security products and solutions, also part of Carrier's Healthy Homes and Healthy Buildings Program, are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution. In addition, certain of our products are supported by installation, maintenance and monitoring through a network of channel partners and our field service business, along with web-based mobile applications and cloud-based services.

2020 Compared with 2019

(dollars in millions)	2020	2019	Increase (Decrease)	% Increase (Decrease)
Net sales	$4,985	$5,500	$(515)	(9)%
Operating profit	$584	$708	$(124)	(18)%

	Net Sales	Operating Profit
Organic / Operational	(9)%	(22)%
Foreign currency translation	—%	1%
Restructuring	—%	3%
Total % change	(9)%	(18)%

The organic sales decrease of 9% reflects lower product (10%) and field service (9%) sales. The decline in product sales was primarily driven by lower volume in North America and EMEA resulting from COVID-19. Field service sales were down primarily in Europe and Asia reflecting the impact of business shutdowns and project delays resulting from COVID-19.

The operational profit decrease of 22% was primarily attributed to lower sales volumes and higher provisions for customer credit losses partially offset by favorable material productivity.

2019 Compared with 2018

(dollars in millions)	2019	2018	Increase (Decrease)	% Increase (Decrease)
Net sales	$5,500	$5,531	$(31)	(1)%
Operating profit	$708	$726	$(18)	(2)%

	Net Sales	Operating Profit
Organic / Operational	1%	(2)%
Foreign currency translation	(3)%	(2)%
Acquisitions and divestitures, net	1%	2%
Restructuring	—%	(2)%
Other	—%	2%
Total % change	(1)%	(2)%

The organic sales increase of 1% was driven primarily by global growth in product sales (1%) and growth in field service (1%), primarily in Asia (5%).

The organic operational profit decrease of 2% was driven by unfavorable mix and investments in research and development.

The 2% increase in Other primarily reflects the absence of the prior year impact associated with a product recall matter.

Eliminations and other and General corporate expenses

	Net Sales			Operating Profit
(dollars in millions)	2020	2019	2018	2020	2019	2018
Eliminations and other	$(340)	$(396)	$(425)	$(184)	$(156)	$(24)
General corporate expenses	$—	$—	$—	$(136)	$(156)	$(138)

2020 Compared with 2019

Eliminations and other reflects the elimination of sales, other income and operating profit resulting from activity between segments, net hedging and foreign exchange-related gains and losses, as well as other infrequently occurring items, such as divestiture transaction costs. In addition, Eliminations and other includes costs associated with the settlement and defense of potential future asbestos-related claims, insurance settlements on asbestos-related matters and revisions in the estimated liability for potential future asbestos-related claims. Inter-segment sales eliminations decreased for the year ended December 31, 2020 compared with 2019.
For the year ended December 31, 2020, the $28 million year-over-year decrease in operating profit in Eliminations and other, compared with 2019, was primarily attributed to $54 million in incremental separation-related costs and higher deferred compensation charges of $16 million partially offset by the absence of a $34 million charge incurred in 2019 related to the impact of a consultant contract termination.

General corporate expenses include allocations of corporate expenses from UTC prior to the Separation and the Distribution, which are not necessarily indicative of our future expenses and do not necessarily reflect the results that Carrier may experience as an independent company for the periods presented.
2019 Compared with 2018

The year-over-year decrease in sales eliminations for the year ended December 31, 2019 as compared with 2018 reflects a decrease in the amount of inter-segment eliminations.

The year-over-year change in operating profit within Eliminations and other for the year ended December 31, 2019 is primarily due to separation-related costs of $58 million, a $34 million charge related to the impact of a consultant contract termination and lower asbestos-related settlement gains of $31 million, partially offset by the absence of $15 million of divestiture transaction costs in 2018.

The year-over-year change in General corporate expenses for the year ended December 31, 2019 was primarily driven by higher general and administrative expenses.

LIQUIDITY AND FINANCIAL CONDITION

	As of December 31,
(dollars in millions)	2020	2019
Cash and cash equivalents	$3,115	$952
Total debt	$10,227	$319
Net debt (total debt less cash and cash equivalents)	$7,112	$(633)
Total Equity	$6,578	$14,435
Total capitalization (total debt plus total equity)	$16,805	$14,754
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,690	$13,802
Total debt to total capitalization	61%	NM
Net debt to net capitalization	52%	NM
______________________
Not measurable ("NM") - Prior to the Separation and the Distribution, Carrier participated in UTC's centralized cash management and financing programs; as such, these metrics are neither meaningful nor comparable to those of Carrier as a stand-alone company. See Note 6 – Equity Method Investments and Related Parties in the accompanying Notes to the Consolidated Financial Statements for additional information on the UTC cash management programs.

Prior to the Separation and the Distribution, Carrier participated in UTC’s centralized cash pooling and financing programs. Historically, we independently generated operating cash flows sufficient to fund our working capital, capital expenditures and financing needs. Following the Separation and the Distribution, the capital structure and sources of liquidity for Carrier changed as Carrier no longer participates in cash management and financing programs with UTC. Instead, Carrier’s ability to fund our capital requirements depends on our ability to generate cash flows from operations. Following the Separation and the Distribution, Carrier has access to a $2.0 billion Revolving Credit Facility (defined subsequently) that supports a commercial paper borrowing program and anticipates continuing to have access to the debt capital markets. We believe that our future operating cash flows and anticipated access to capital will provide sufficient sources of liquidity over the next twelve months to meet our commitments, including the negative impact of COVID-19 on our business.

From time to time we may need to access the capital markets to obtain financing. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings or absence of credit ratings, (2) the liquidity of the overall capital markets and (3) the state of the economy, including the impact of COVID-19. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.

Financing for operational and strategic requirements, not satisfied by operating cash flows, is subject to the availability of external funds through short-term and long-term credit markets. The access to and cost of financing is dependent upon, among other factors, the Company's credit ratings. The following table presents our credit ratings and outlook as of December 31, 2020.

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
S&P	BBB	A2	Negative
Moody's	Baa3	P3	Stable
Fitch Ratings	BBB-	F3	Stable

(1)The long-term rating for S&P was affirmed on June 15, 2020, and for Moody's on June 16, 2020. Fitch Ratings' long-term rating was issued on June 11, 2020.
(2) S&P revised its outlook to negative from stable on June 15, 2020.

As of December 31, 2020, we had cash and cash equivalents of $3.1 billion, of which approximately 33% was held by Carrier’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which those funds can be accessed if held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2020 and 2019, the amount of such restricted cash was approximately $4 million and $5 million, respectively.

Borrowings and Lines of Credit

Long-term debt consisted of the following:

(dollars in million)		As of December 31,
Debt Description	Interest Rate	2020	2019
1.923% Notes due February 15, 2023	1.923%	$500	$—
2.242% Notes due February 15, 2025	2.242%	2,000	—
2.493% Notes due February 15, 2027	2.493%	1,250	—
2.722% Notes due February 15, 2030	2.722%	2,000	—
2.700% Notes due February 15, 2031	2.700%	750	—
3.377% Notes due April 5, 2040	3.377%	1,500	—
3.577% Notes due April 5, 2050	3.577%	2,000	—
Other (including project financing obligations and finance leases)		308	319
Total principal long-term debt		10,308	319
Other (discounts and debt issuance costs)		(81)	—
Total debt		10,227	319
Less: current portion of long-term debt		191	237
Long-term debt, net of current portion		$10,036	$82

On February 10, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated Revolving Credit Facility that matures on April 3, 2025 as amended, (the "Revolving Credit Facility"). A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of December 31, 2020. The Revolving Credit Facility supports our commercial paper program and cash requirements. As of December 31, 2020, there were no borrowings on the Revolving Credit Facility.

On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated term loan credit facility which matures on February 10, 2023 (as amended, the "Term Loan Credit Facility"). On March 27, 2020, Carrier drew the full $1.75 billion available, and in the three months ended December 31, 2020, we fully prepaid the $1.75 billion outstanding under the Term Loan Credit Facility. The Term Loan Credit Facility was subject to a variable interest rate based on LIBOR plus a ratings-based margin, which immediately prior to the repayment date in the three months ended December 31, 2020 was 112.5 basis points. In connection with the full prepayment of the Term Loan Credit Facility, the term loan credit agreement was terminated.

On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term fixed rate notes in six series with maturities ranging from 2023 through 2050. Carrier used the proceeds from such long-term fixed rate notes and the Term Loan Credit Facility to fund approximately $10.9 billion in distributions to UTC in connection with the Separation.

The revolving credit agreement and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and our subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment of the Revolving Credit Facility. Pursuant to the amendment, certain terms of the Revolving Credit Facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendment defers testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendment also requires us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of our ordinary shares and the amount of dividends the Company may pay, and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of December 31, 2020, we were compliant with all covenants under the agreements governing our outstanding indebtedness.

On June 19, 2020, Carrier issued $750 million of unsecured, unsubordinated 2.700% Notes due in 2031. These notes rank equally with our other unsecured, unsubordinated obligations. We used the net proceeds from the sale of such notes, which further enhanced our liquidity and financial flexibility during the ongoing COVID-19 pandemic, for general corporate purposes.

As of December 31, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2020, there were no borrowings outstanding under the commercial paper program.

Interest payments related to indebtedness are expected to approximate $291 million per year, reflecting an approximate weighted-average interest rate of 2.8%.

Share Repurchase Program

On February 4, 2021 the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of the Company’s outstanding common stock. Share repurchases may take place from time to time, subject to market conditions and at the Company’s discretion in the open market or through one or more other public or private transactions.

Other

The funded status of our defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial mortality and other assumptions. We can contribute cash subject to applicable regulations. As of December 31, 2020, our qualified domestic defined benefit pension plans are approximately 109% funded on a projected benefit obligation basis, and we are not required to make additional contributions through the end of 2022. We expect to make total contributions of approximately $28 million to our global defined benefit pension plans in 2021. Contributions to our global defined benefit pension plans in 2021 are expected to meet or exceed the current funding requirements.

Cash Flows

	For the Year Ended December 31,
(dollars in millions)	2020	2019	2018
Cash provided by (used in):
Operating activities	$1,692	$2,063	$2,055
Investing activities	1,106	(259)	415
Financing activities	(681)	(1,982)	(2,627)
Effect of foreign exchange rate changes on cash and cash equivalents	45	1	(39)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,162	$(177)	$(196)

Cash Flows - 2020 Compared with 2019

Cash provided by operating activities was $1.7 billion for the year ended December 31, 2020 compared with $2.1 billion for the year ended December 31, 2019. The $371 million year-over-year decrease in cash provided by operating activities was attributed to lower net income from operations, net of non-cash adjustments, partially offset by $446 million in cash provided from working capital due to the timing of vendor payments and income taxes.

Net cash provided by investing activities increased $1.4 billion in the year ended December 31, 2020 compared with the year ended December 31, 2019 due to the receipt of $1.4 billion from the sale of our equity ownership in Beijer.

Net cash used in financing activities decreased $1.3 billion in the year ended December 31, 2020 compared with the year ended December 31, 2019. Net transfers to UTC increased $8.4 billion due to the Separation and were funded by the issuance of $11.0 billion in long-term debt of which the $1.75 billion Term Loan Credit Facility was prepaid in the three months ended December 31, 2020. On June 19, 2020 Carrier issued $750 million in Notes due 2031 to enhance financial flexibility during COVID-19.

Cash Flows - 2019 Compared with 2018

Cash provided by operating activities was $2.1 billion for the year ended December 31, 2019 which was consistent with the $2.1 billion provided by operating activities in the year ended December 31, 2018.

Net cash used in investing activities decreased $674 million in the year ended December 31, 2019 compared with the year ended December 31, 2018 due to the absence of $1.0 billion in proceeds received from the 2018 sale of Taylor, partially offset by a $310 million decrease in cash outflows for acquisitions.

Prior to the Separation our financing activities primarily related to net transfers to UTC. Net cash used in financing activities decreased $645 million in the year ended December 31, 2019 compared with the year ended December 31, 2018 primarily due to a decrease in net transfers to UTC.

Off-Balance Sheet Arrangements and Contractual Obligations
We extend a variety of financial guarantees to third parties in support of our business. We also have obligations arising from environmental, health and safety, tax and employment matters. Circumstances that could cause the contingent obligations and liabilities arising from these arrangements to come to fruition include changes in an underlying transaction, non-performance under a contract or deterioration in the financial condition of the guaranteed party.
A summary of our contractual obligations and commitments as of December 31, 2020 is as follows:

(dollars in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases	$939	$180	$279	$182	$298
Purchase Obligations	1,437	1,186	213	36	2
Long-term debt - principal	10,308	190	618	2,000	7,500
Interest on long-term debt	4,174	292	566	507	2,809
Obligations to UTC under TMA	453	—	70	208	175
Other long-term liabilities	1,223	255	254	158	556

Total contractual obligations	$18,534	$2,103	$2,000	$3,091	$11,340

Operating leases include amounts related to future contractual payments on our leases for land and buildings, vehicles and machinery and equipment.

Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what may be legally enforceable.

Long-term debt includes current maturities, financing leases and obligations under project financing arrangements. See Note 12 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements.

Other long-term liabilities include liabilities representing obligations under product service and warranty policies, estimated environmental remediation costs and expected contributions and liabilities under employee benefit programs. The timing of expected cash flows associated with these obligations is based upon management’s estimates over the terms of these agreements and is largely based upon historical experience.

Obligations to UTC under the TMA include Carrier’s obligations to pay $453 million to UTC resulting from the TCJA's mandatory transition tax attributable to Carrier. This amount will be settled with UTC in five future payments, the next of which is scheduled in April 2022. See Note 19 - Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

The previous table excludes the following:

•Unrecognized tax benefits of $162 million that have not been recognized in the Company's Consolidated Financial Statements. It is uncertain if or when these previously claimed tax benefits could become payable if challenged by a taxing authority. See Note 19 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.
•The Company is self-insured for workers' compensation, general liability and group healthcare benefits. The Company's self-insurance reserve totaled $249 million and $239 million as of December 31, 2020 and 2019, respectively. Self-insurance liabilities are based on estimates and actuarial assumptions. The amount and timing of payments can fluctuate and for this reason, they are not included in the previous table.
•The Company's obligations under defined pension plans are based on estimates and actuarial assumptions that can fluctuate in amount and timing and for this reason, only contributions expected in 2021 are included in the previous table.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

Carrier is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. To manage certain of those exposures, we primarily use foreign currency forward contracts, swaps and options. These hedging activities provide limited protection against currency exchange and credit risks. Factors that could influence the effectiveness of these hedging programs include currency markets, the availability of hedging instruments and the liquidity of the credit markets. There has been no significant change in our exposure to market risk for the year ended December 31, 2020.

Foreign Currency Exposures

We transact business in various foreign currencies, which exposes our cash flows and earnings to changes in foreign currency exchange rates. These exposures include the translation of local currency balances of foreign subsidiaries, remeasurement of assets and liabilities denominated in foreign currencies and other transactions involving foreign currencies. We attempt to manage foreign currency transaction exposures through operational strategies and the use of foreign currency hedging contracts. While the objective of our hedging program is to minimize the foreign currency exchange impact on operating results, there may be variances between the gains and losses resulting from the hedging contracts and the underlying exposure because of the length of certain hedging contracts. Carrier does not enter into hedging contracts for speculative purposes.

Commodity Price Exposures

We are exposed to volatility in the prices of raw materials used in some of our products, and from time to time we may use forward contracts in limited circumstances to manage some of those exposures. In the future, if hedges are utilized, gains and losses may affect earnings. There were no outstanding hedge derivatives as of December 31, 2020.

Interest Rate Exposures

Our long-term debt consists mostly of fixed-rate instruments. We may issue commercial paper, which exposes us to changes in interest rates. Currently, we do not hold any derivative contracts that hedge our interest rate exposures, but may consider such strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing after Item 16 and signatures page (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – One Reporting Unit where the Excess of Fair Value over Carrying Value Was Approximately 13% at the Assessment Date

As described in Notes 3 and 10 to the consolidated financial statements, the Company’s total goodwill balance was $10.1 billion as of December 31, 2020 and the goodwill associated with one reporting unit where the excess of fair value over carrying value was approximately 13% at the assessment date was $917 million. Goodwill is tested annually for impairment as of July 1, or when a triggering event occurs that indicates the fair value of the reporting unit may have decreased below the carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, management records an impairment based on the difference between fair value and carrying value, not to exceed the total amount of goodwill allocated to the reporting unit. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of the reporting units. The significant assumptions related to projected net sales, projected operating margins, working capital, capital expenditures, income tax rate, long-term growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the one reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected net sales, projected operating margins, long-term growth rate and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value measurement of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected net sales, projected operating margins, long-term growth rate and the discount rate. Evaluating management’s assumptions related to projected net sales and projected operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow method and management’s significant assumptions related to the long-term growth rate and the discount rate.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 9, 2021

We have served as the Company's auditor since 2019.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018
Net sales
Product sales (Note 6)	$14,347	$15,360	$15,674
Service sales	3,109	3,248	3,240
	17,456	18,608	18,914
Costs and expenses
Cost of products sold (Note 6)	10,185	10,890	11,063
Cost of services sold	2,162	2,299	2,282
Research and development	419	401	400
Selling, general and administrative	2,820	2,761	2,689
	15,586	16,351	16,434
Equity method investment net earnings	207	236	220
Other income (expense), net	1,006	(2)	937
Operating profit	3,083	2,491	3,637
Non-service pension benefit	60	154	168
Interest (expense) income, net	(288)	27	37
Income from operations before income taxes	2,855	2,672	3,842
Income tax expense	849	517	1,073
Net income from operations	2,006	2,155	2,769
Less: Non-controlling interest in subsidiaries' earnings from operations	24	39	35
Net income attributable to common shareowners	$1,982	$2,116	$2,734

Earnings per share (Note 4)
Basic	$2.29	$2.44	$3.16
Diluted	$2.25	$2.44	$3.16

Weighted-average number of shares outstanding (Note 4)
Basic	866.5	866.2	866.2
Diluted	880.2	866.2	866.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(dollars in millions)	2020	2019	2018
Net income from operations	$2,006	$2,155	$2,769
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	604	48	(449)
Less: reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income (expense), net	—	2	—
	604	50	(449)

Pension and post-retirement benefit plans:
Net actuarial loss arising during period	(94)	(112)	(221)
Prior service cost arising during period	—	—	(9)
Amortization of actuarial loss and prior service credit	24	11	17
Other	(35)	3	21
	(105)	(98)	(192)
Tax benefit	22	15	33
	(83)	(83)	(159)
Change in unrealized cash flow hedging:
Loss reclassified into Product sales	—	—	2
	—	—	2

Other comprehensive income (loss), net of tax	521	(33)	(606)
Comprehensive income	2,527	2,122	2,163
Less: Comprehensive income attributable to non-controlling interest	(37)	(35)	(27)
Comprehensive income attributable to common shareowners	$2,490	$2,087	$2,136
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31,
(dollars in millions)	2020	2019
Assets
Cash and cash equivalents	$3,115	$952
Accounts receivable, net (Note 6)	2,781	2,726
Contract assets, current	656	622
Inventories, net	1,629	1,332
Other assets, current	343	327
Total current assets	8,524	5,959
Future income tax benefits	449	500
Fixed assets, net	1,810	1,663
Operating lease right-of-use assets	788	832
Intangible assets, net	1,037	1,083
Goodwill	10,139	9,884
Pension and post-retirement assets	554	490
Equity method investments	1,513	1,739
Other assets	279	256
Total Assets	$25,093	$22,406

Liabilities and Equity
Accounts payable (Note 6)	$1,936	$1,701
Accrued liabilities (Note 6)	2,471	2,088
Contract liabilities, current	512	443
Current portion of long-term debt	191	237
Total current liabilities	5,110	4,469
Long-term debt	10,036	82
Future pension and post-retirement obligations	524	456
Future income tax obligations (Note 6 and Note 19)	479	1,099
Operating lease liabilities	642	682
Other long-term liabilities (Note 6)	1,724	1,183
Total Liabilities	18,515	7,971
Commitments and contingent liabilities (Note 25)
Equity
UTC Net investment	—	15,355
Common stock, par value $0.01; 4,000,000,000 shares authorized; 867,829,119 shares issued and outstanding as of December 31, 2020	9	—
Additional paid-in capital	5,345	—
Retained earnings	1,643	—
Accumulated other comprehensive loss	(745)	(1,253)
Non-controlling interest	326	333
Total Equity	6,578	14,435
Total Liabilities and Equity	$25,093	$22,406
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in millions)	UTC Net Investment	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance at January 1, 2018	$15,030	$(617)	$—	$—	$—	$371	$14,784
Net income	2,734	—	—	—	—	35	2,769
Other comprehensive loss, net of tax	—	(598)	—	—	—	(8)	(606)
Dividends attributable to non-controlling interest	—	—	—	—	—	(46)	(46)
Net transfers to UTC	(2,641)	—	—	—	—	—	(2,641)
Adoption impact of ASU 2016-16	9	—	—	—	—	—	9

Balance as of December 31, 2018	15,132	(1,215)	—	—	—	352	14,269

Net income	2,116	—	—	—	—	39	2,155
Other comprehensive loss, net of tax	—	(29)	—	—	—	(4)	(33)
Dividends attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Disposition of non-controlling interest	—	—	—	—	—	(26)	(26)
Net transfers to UTC	(1,902)	—	—	—	—	—	(1,902)
Adoption impact of ASU 2018-02	9	(9)	—	—	—	—	—

Balance as of December 31, 2019	15,355	(1,253)	—	—	—	333	14,435

Net income	96	—	—	—	1,886	24	2,006
Other comprehensive income, net of tax	—	508	—	—	—	13	521
Dividends declared on Common Stock ($0.28 per share)	—	—	—	—	(243)	—	(243)
Common stock issued under employee plans	—	—	—	62	—	—	62
Dividends attributable to non-controlling interest	—	—	—	—	—	(48)	(48)
Capital contribution to non-controlling interest	—	—	—	—	—	4	4
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	(4)
Net transfers from UTC	859	—	—	—	—	—	859
Net transfers to UTC	(11,014)	—	—	—	—	—	(11,014)
Reclassification of UTC Net Investment to Common stock and Additional paid-in capital	(5,292)	—	9	5,283	—	—	—

Balance as of December 31, 2020	$—	$(745)	$9	$5,345	$1,643	$326	$6,578
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(dollars in millions)	2020	2019	2018
Operating Activities
Net income from operations	$2,006	$2,155	$2,769
Adjustments to reconcile net income from operations to net cash flows provided by operating activities, net of acquisitions and dispositions
Depreciation and amortization	336	335	357
Deferred income tax provision	97	(122)	133
Equity compensation cost	77	52	44
Equity method investment net earnings	(207)	(236)	(220)
Distributions from equity method investments	169	158	143
Impairment charge on minority-owned joint venture investments	72	108	—
Gains on sale of investments and businesses	(1,123)	—	(799)
Changes in operating assets and liabilities
Accounts receivable, net	49	(129)	(211)
Contract assets, current	(9)	23	(67)
Inventories, net	(240)	(2)	(151)
Other assets, current	3	62	(7)
Accounts payable and accrued liabilities	237	(296)	88
Contract liabilities, current	46	(18)	24
Defined benefit plan contributions	(41)	(36)	(45)
Other operating activities, net	220	9	(3)
Net cash flows provided by operating activities	1,692	2,063	2,055

Investing Activities
Capital expenditures	(312)	(243)	(263)
Proceeds on sale of investments and businesses	1,377	6	1,032
Investment in businesses, net of cash acquired	—	—	(310)
Receipt from settlement of derivative contracts	40	—	—
Other investing activities, net	1	(22)	(44)
Net cash flows provided by (used in) investing activities	1,106	(259)	415

Financing Activities
(Decrease) increase in short-term borrowings, net	(23)	25	3
Issuance of long-term debt	11,784	107	117
Repayment of long-term debt	(1,911)	(138)	—
Dividends paid on common stock	(138)	—	—
Dividends paid to non-controlling interest	(48)	(28)	(46)
Net transfers to UTC	(10,359)	(1,954)	(2,685)
Other financing activities, net	14	6	(16)
Net cash flows used in financing activities	(681)	(1,982)	(2,627)
Effect of foreign exchange rate changes on cash and cash equivalents	45	1	(39)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,162	(177)	(196)
Cash, cash equivalents and restricted cash, beginning of period	957	1,134	1,330
Cash, cash equivalents and restricted cash, end of period	3,119	957	1,134
Less: restricted cash	4	5	5
Cash and cash equivalents, end of period	$3,115	$952	$1,129

The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation is a leading global provider of HVAC, refrigeration, and fire and security solutions. Carrier also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

Carrier’s operations are classified into three segments: HVAC, Refrigeration and Fire & Security. The HVAC and Refrigeration segments sell their products and solutions directly, including to building contractors and owners, transportation companies and retail stores, or indirectly through joint venture and other minority-owned investments, independent sales representatives, distributors, wholesalers, dealers and retail outlets. These products and services are sold under the Carrier name and other brand names including Automated Logic, BluEdge, Bryant, CIAT, Day & Night, Heil, NORESCO, Riello, Carrier Commercial Refrigeration, Carrier Transicold, Sensitech and others. The Fire & Security segment sells their products directly to customers, or indirectly through manufacturers’ representatives, distributors, dealers, value-added resellers and retailers. Fire & Security’s products and services are used by governments, financial institutions, architects, building owners and developers, security and fire consultants, homeowners and other end-users requiring a high level of security and fire protection for their businesses and residences. These products and services are sold under brand names including Autronica, Chubb, Det-Tronics, Edwards, Fireye, GST, Kidde, LenelS2, Marioff, Onity, Supra and others.

The Separation

On November 26, 2018, UTC announced its intention to spin off Carrier, into a separate, publicly traded company. Carrier was incorporated in Delaware on March 19, 2019, as a wholly-owned subsidiary of UTC. On April 3, 2020, UTC completed the Separation through a pro rata distribution on a one-for-one basis of all of the outstanding common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. UTC distributed 866,158,910 shares of Carrier common stock in the Distribution, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. As a result of the Distribution, Carrier became an independent public company and our common stock is listed under the symbol "CARR" on the NYSE. In connection with the Separation, Carrier issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, Carrier received cash contributions totaling $590 million from UTC related to the Separation. See Note 12 – Borrowings and Lines of Credit and Note 4 – Earnings Per Share for additional information.

In connection with the Separation and the Distribution, Carrier entered into several agreements with UTC and Otis, including a separation and distribution agreement that sets forth certain agreements with UTC and Otis regarding the principal actions to be taken in connection with the Separation and the Distribution, including identifying the assets transferred, the liabilities assumed and the contracts transferred to each of UTC, Otis and Carrier as part of the Separation and the Distribution, and when and how these transfers and assumptions occurred. Other agreements we entered into that govern aspects of our relationship with UTC and Otis following the Separation and the Distribution include:

Transition Services Agreement. We entered into the TSA with UTC and Otis in connection with the Separation pursuant to which UTC provides us with certain services and we provide certain services to UTC for a limited time to help ensure an orderly transition following the Separation and the Distribution. The services we receive include, but are not limited to, information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. The costs for these services historically were included in our operating results based on allocations from UTC and for the year ended December 31, 2020 were not materially different under the TSA from such costs historically. We do not expect any such costs to be materially different when these services are completely transitioned from UTC to Carrier.

Tax Matters Agreement. We entered into the TMA with UTC and Otis that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). Subject to certain exceptions set forth in the TMA, Carrier generally is responsible for federal, state and foreign taxes imposed on a separate return basis upon Carrier (or any of our subsidiaries) with respect to taxable periods (or portions thereof) that ended on or prior to the date of the Distribution. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on each of Carrier and Otis during the two-year period following the Distribution that are intended to prevent certain transactions from failing to qualify as transactions that are generally tax-free.

Employee Matters Agreement and Intellectual Property Agreement. We entered into an employee matters agreement and intellectual property agreement with UTC and Otis in connection with the Separation.

Impact of the COVID-19 Pandemic

COVID-19 surfaced in late 2019 and has spread throughout the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, resulted in significant travel restrictions, mandated facility closures and resulted in shelter-in-place orders.

Carrier has taken and continues to take all prudent measures to protect the health and safety of our employees. In particular, we have implemented work-from-home requirements (where practical), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures, which comply with applicable government regulations and guidance. We have also taken appropriate measures to work with our customers to minimize potential disruptions and to support the communities that we serve to address the challenges posed by the pandemic.

The full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic as well as any worsening or additional outbreaks of the pandemic, related containment and mitigation actions taken by the U.S. federal, state and local and international governments to prevent disease spread and the rollout of vaccines in the U.S. and internationally, including the effectiveness of such vaccines in preventing COVID-19 and the time it takes to vaccinate a sufficient percentage of the U.S. and global populations. The extent of the pandemic's impact on Carrier will also depend upon our employees' ability to work safely in our facilities and to be granted access to vaccines (including the time it takes for our employees to be vaccinated), our customers’ ability to continue to operate or to receive our products, our suppliers' ability to continue to supply us with products, and the level of activity and demand for the ultimate products and services of our customers or their customers.

In early 2020, we temporarily closed or reduced production at manufacturing facilities in North America, Asia and Europe for safety reasons and in response to lower demand for our products. Our manufacturing operations have since resumed, measures have been enacted to scale capacity to demand and we continue to actively take steps to mitigate supply chain risk. We continue to apply appropriate safety measures and have not experienced any significant disruptions to our manufacturing operations. We also initiated return-to-work protocols at our non-manufacturing facilities where employees were previously working remotely.

We took preemptive actions in 2020 to preserve our liquidity and manage our cash flows to ensure we met our liquidity needs. Such actions included, but were not limited to, modifying the financial covenants in our revolving and term loan credit agreements and issuing $750 million of 2.700% Notes due 2031 (see Note 12 – Borrowings and Lines of Credit for additional information), reducing our discretionary spending, our capital investments and general and administrative costs by implementing pay freezes and cuts, employee furloughs and the suspension of non-critical hiring and participating in global COVID-19 relief measures.

NOTE 2: BASIS OF PRESENTATION

The Consolidated Financial Statements have been prepared in accordance with GAAP and the accounting rules under Regulation S-X, as promulgated by the SEC.

The Consolidated Financial Statements include the accounts of the Company and our wholly-owned and controlled majority-owned subsidiaries. All intra-company accounts and transactions have been eliminated. Related party transactions between the Company and our equity method investees have not been eliminated. Non-controlling interest represents the non-controlling investors’ interests in the results of subsidiaries that we control and consolidate.

The Company's financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis, as described subsequently. The Company's financial statements for the period commencing April 3, 2020 are consolidated based on the reported results of Carrier as a stand-alone company.

Certain immaterial amounts presented have been reclassified to conform to the current period presentation, including the reclassification of the Current portion of long-term debt from Accrued liabilities and the reclassification of long-term debt from Other long-term liabilities for 2019 on the Consolidated Balance Sheet.

Basis of Presentation Prior to the Separation and the Distribution
Prior to the Separation and the Distribution, the Consolidated Financial Statements reflect the financial position, results of operations and cash flows of the Company for the periods presented as historically managed within UTC. For those periods prior to the Separation and the Distribution, the Consolidated Financial Statements are derived from the consolidated financial statements and accounting records of UTC.

The Consolidated Statement of Operations includes all revenues and costs directly attributable to Carrier, including costs for facilities, functions and services used by Carrier. Costs for certain functions and services performed by UTC were directly charged to Carrier based on specific identification when possible or based on a reasonable allocation driver such as net sales, headcount, proportionate usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of Carrier by centralized groups within UTC and certain pension and other post-retirement benefit costs. See Note 6 – Equity Method Investments and Related Parties for a description of the allocation methodologies. All charges and allocations for facilities, functions and services performed by UTC have been deemed settled in cash by Carrier to UTC in the period in which the cost was recorded in the Consolidated Statement of Operations.

UTC used a centralized approach to cash management and financing its operations. Accordingly, none of the cash, third-party debt or related interest expense of UTC has been allocated to Carrier in the Consolidated Financial Statements for the periods prior to the Separation and the Distribution. However, cash balances primarily associated with certain foreign entities that did not participate in UTC’s cash management program have been included in the Consolidated Financial Statements for periods prior to the Separation and the Distribution. Transactions between UTC and Carrier were deemed settled immediately through UTC’s Net investment, other than those transactions which have historically been cash-settled and which are reflected in the Consolidated Balance Sheet within Accounts receivable, net and Accounts payable. The net effect of the deemed settled transactions is reflected in the Consolidated Statement of Cash Flows as Net transfers to UTC within financing activities and in the Consolidated Balance Sheet as UTC’s Net investment. See Note 6 – Equity Method Investments and Related Parties for additional information.

All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, for the periods prior to the Separation and the Distribution, the Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Company in the future, or if the Company had been a separate, stand-alone entity during the periods presented.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements have been prepared on a stand-alone basis and include the accounts of Carrier and our wholly-owned subsidiaries, as well as entities in which Carrier has a controlling financial interest.

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. In addition, estimates and assumptions may impact the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. Prior to the Separation and the Distribution, the Company participated in UTC’s centralized cash management and financing programs. See Note 6 – Equity Method Investments and Related Parties for additional information.

On occasion, the Company is required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. Restricted cash of $4 million and $4 million is included in Other assets, current as of December 31, 2020 and 2019, respectively, and $1 million is included in Other assets as of December 31, 2019, on the Consolidated Balance Sheet.

Accounts Receivable. Accounts receivable consist of billed amounts to customers that have not been paid.

Receivables are recognized net of an allowance for credit losses. The Company is exposed to credit losses primarily through the sales of products and services to commercial customers, which are recorded as trade receivables. We evaluate a customer’s ability to pay by assessing creditworthiness, historical experience and current and projected economic and market conditions. We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. We evaluate the reasonableness of the allowance for credit losses on a quarterly basis or when events and circumstances warrant. In addition to credit quality indicators, factors considered in our evaluation of collectability include the underlying value of any collateral or security interests, past due balances, historical losses and existing economic conditions including country and political risk. In certain circumstances, we may require collateral or prepayment to mitigate credit risk. We determine receivables are impaired when, based on historical experience, current information and events and a reasonable forecast period, we may be unable to collect amounts due according to the contractual terms of an agreement. Estimated credit losses are written off in the period in which an accounts receivable is determined to be no longer collectible.

Contract Assets and Liabilities. Contract assets and liabilities represent the difference in the timing of revenue recognition from receipt of cash from our customers. Contract assets (unbilled receivables) reflect revenue recognized and performance obligations satisfied in advance of customer billing. Performance obligations partially satisfied in advance of customer billings are included in Contract assets.

Contract liabilities relate to payments received in advance of the satisfaction of performance obligations under a contract. The Company receives payments from customers based on contractual terms. See Note 5 – Revenue Recognition for additional information.

Inventories. Inventories are stated at the lower of cost or estimated realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost; however, certain Carrier entities use the last-in, first-out inventory method ("LIFO"). If inventories that were valued using the LIFO method had been valued under the FIFO method, the net book value of the inventories would have been higher by $118 million and $120 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, approximately 33% and 32%, respectively, of all inventory utilized the LIFO method.

We forecast future customer demand and production requirements and analyze historical usage rates for our products to estimate excess and obsolete inventory reserves.

Financial Instruments. We use derivative financial instruments in the form of foreign currency forward contracts to manage certain foreign currency risk. Derivative financial instruments are recognized as either assets or liabilities at fair value and changes in fair value are reported directly in earnings. Derivative instruments are not used for trading or speculative purposes. A portion of our Cash and cash equivalents is invested in money market mutual funds with original maturities of three months or less.

Fair Value of Financial Instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•Level I – Quoted prices for identical instruments in active markets.
•Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III – Instruments whose significant value drivers are unobservable.

The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity (less than one year) of the instruments.

Equity Method Investments. Investments in which Carrier has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are presented on the Consolidated Balance Sheet. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented within Operating profit on the Consolidated Statement of Operations since the activities of the investee are closely aligned with the operations of the Company. The Company evaluates our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the Consolidated Statement of Cash Flows based on the cumulative earnings approach.

Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized.

Intangible assets consist of trademarks, patents, service contracts, monitoring lines and customer relationships and are recognized at fair value in acquisition accounting and then amortized to cost of sales and selling, general and administrative expenses.

Goodwill and indefinite-lived intangible assets are tested annually for impairment, or when a triggering event occurs that indicates the fair value of a reporting unit or asset may have decreased below the carrying value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350: Intangibles – Goodwill and Other. The impairment assessment compares the estimated fair value of each reporting unit or indefinite-lived trademark to its associated carrying value. If the carrying value of the reporting unit or trademark exceeds its estimated fair value, then we record an impairment based on the difference between fair value and carrying value. In the case of reporting units, any impairment loss would not exceed the associated carrying value of goodwill.

We performed our annual impairment assessment of goodwill and indefinite-lived trademarks as of July 1, 2020. For our goodwill impairment analysis, we utilize a discounted cash flow method under the income approach to estimate the fair value of our reporting units. The discounted cash flow method relies on estimates of future cash flows and expressly addressed factors such as timing, growth and margins, with consideration given to forecasting risk. We developed these assumptions based on market and geographic risks unique to each reporting unit. The significant assumptions inherent in estimating the fair values include estimated future annual net cash flows for each reporting unit (based on projected net sales, projected operating margins, working capital and capital expenditures), income tax rates, long-term growth rates and discount rates. For our indefinite-lived assets, fair value is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning an asset. Additionally, as part of our annual impairment testing in 2020, we considered the impact of the adverse effects of COVID-19 on the global economy and on our business.

Useful lives of finite-lived intangible assets are estimated based upon the nature of the intangible asset. These intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are consumed. If a pattern of economic benefit cannot be reliably determined or if straight-line amortization approximates the pattern of economic benefit, a straight-line amortization method may be used.

See Note 10 – Business Acquisitions, Dispositions, Goodwill and Intangible Assets for additional information.

Leases. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating.

We enter into operating and finance leases for the use of real estate space, vehicles, information technology equipment and certain other equipment. We determine if an arrangement contains a lease at the inception of an agreement. Operating leases are included in Operating lease right-of-use assets, Accrued liabilities and Operating lease liabilities in our Consolidated Balance Sheet. Finance leases are included in the Current portion of long-term debt and Long-term debt in our Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data. Our lease right-of-use assets include any lease prepayment and exclude lease incentives. Our leases generally have remaining lease terms of 1 to 20 years, some of which include options to extend. For the majority of our leases with options to extend, those options are up to 5 years with the ability to terminate the lease within 1 to 5 years of inception. The exercise of lease renewal options is at our sole discretion and our lease right-of-use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Operating lease expense is recognized on a straight-line basis over the lease term.

Other Long-Lived Assets. The Company evaluates the potential impairment of other long-lived assets whenever events or changes in circumstances indicate that the related carrying amounts of a long-lived asset or asset group may not be recoverable. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. There were no significant impairments of long-lived assets for the years ended December 31, 2020, 2019 or 2018.

Income Taxes. Prior to the Separation and the Distribution, income taxes as presented in the Consolidated Financial Statements of the Company attribute current and deferred income taxes of UTC to the Company’s financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes. Accordingly, Carrier’s income tax provision was prepared following the separate return method prior to the Separation and the Distribution. The separate return method applies ASC 740 to the financial statements of each member of the consolidated group as if the group members were separate taxpayers. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of UTC may not be included in Carrier's Consolidated Financial Statements. Similarly, the tax treatment of certain items reflected in Carrier's Consolidated Financial Statements may not be reflected in the consolidated financial statements and tax returns of UTC. Therefore, such items as net operating losses, tax credit carry-forwards and valuation allowances may exist in Carrier's financial statements that may or may not exist in UTC’s consolidated financial statements. As such, the income taxes of the Company as presented in the Consolidated Financial Statements before the Separation and the Distribution may not be indicative of the income taxes that the Company will generate in the future.

Prior to the Separation and the Distribution, certain operations of the Company have historically been included in a consolidated return with other UTC entities. Current obligations for taxes in certain jurisdictions, where the Company files a consolidated tax return with UTC, were deemed settled with UTC for purposes of the Consolidated Financial Statements. Current tax obligations in jurisdictions where the Company does not file a consolidated return with UTC, including certain foreign jurisdictions and certain U.S. states, are recorded as accrued liabilities.

After the Separation and the Distribution, the Company’s income taxes were accounted for on a stand-alone basis. As a result, our deferred tax balances and effective tax rate as a stand-alone entity are significantly different from those recognized historically for periods prior to the Separation and the Distribution. Carrier will file our own consolidated U.S. federal and state income tax returns for the period subsequent to the Separation and the Distribution, April 3, 2020 through December 31, 2020, and any required filings for non-U.S. jurisdictions based on the applicable tax year in each jurisdiction. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of deferred tax liabilities or the valuations of deferred tax assets over time. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event that we determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which impacts the provision for income taxes.

In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses our income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, Carrier has recorded the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized. Where applicable, associated interest expense has also been recognized. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. See Note 19 – Income Taxes for further information.

The TCJA subjects Carrier to a tax on global intangible low-taxed income ("GILTI"). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations which the Company has elected to account for as a period cost.

Revenue Recognition. The Company accounts for revenue in accordance with FASB ASC Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on our relative stand-alone selling price.

Carrier considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price, including contractual discounts, price concessions, contract incentive payments, estimates of award fees and other sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount. These estimates are based on historical experience, anticipated performance and management's judgment. The Company also considers whether the contracts provide customers with significant financing. Generally, contracts do not contain significant financing.

Point in time revenue recognition. Performance obligations are satisfied as of a point in time for certain businesses in HVAC, certain refrigeration systems and certain alarm and fire detection and suppression systems. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.

Over-time revenue recognition. Performance obligations are satisfied over-time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. Carrier recognizes revenue on an over-

time basis on installation and service contracts related to our Refrigeration and Fire & Security businesses as well as certain businesses within HVAC. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs include labor, materials and subcontractors’ costs, or other direct costs, and where applicable, indirect costs.

Contract modifications that are for goods or services that are not distinct are accounted for as part of an existing contract. If the goods or services are considered distinct, then a contract modification would be accounted for prospectively or as part of a new contract. The Company reviews cost estimates on significant contracts on at least a quarterly basis, and for other contracts, no less frequently than annually or when circumstances change and warrant a modification to a previous estimate. The Company records changes in contract estimates using the cumulative catch-up method. There were no material changes in contract estimates during the periods presented in the Consolidated Financial Statements.

Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration under the contractual arrangement. For new commitments, the Company generally records loss provisions at the earlier of contract announcement or contract signing except for certain requirements contracts under which losses are recorded upon receipt of the purchase order which obligates us to perform. For existing commitments, anticipated losses on contracts are recognized in the period in which losses become evident. Products contemplated under contractual arrangements include firm quantities of products sold under contract.

Cash Payments to Customers. Carrier customarily offers our customers incentives to purchase products to ensure an adequate supply of our products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. The Company accounts for estimated incentive payments as a reduction in sales at the time a sale is recognized.

Self-Insurance. The Company maintains self-insurance retentions for a number of risks, including but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. It has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses. See Note 25 – Commitments and Contingent Liabilities for additional information.

Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to individual sites, including the technology required to remediate, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, the Company considers our likely proportionate share of the anticipated remediation costs and the ability of other parties to fulfill their obligations in establishing a provision for those costs. Environmental liabilities are undiscounted. Accrued environmental liabilities are not reduced by potential insurance reimbursements. See Note 25 – Commitments and Contingent Liabilities for additional information.

Asbestos Related Liabilities and Insurance Recoveries. The Company records an undiscounted liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, the Company records asbestos related insurance recoveries that are deemed probable. The amounts recorded by Carrier for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that management believes are reasonable. Carrier’s actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from our assumptions. The key assumptions include the number and type of new claims expected to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom the Company has reached settlements, the resolution of coverage issues with other excess insurance carriers with whom the Company has not yet achieved settlements and the solvency risk with respect to Carrier’s insurance carriers. Other factors that may affect future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts and the passage of state or federal legislation. Legal fees incurred to defend asbestos-related legal claims are expensed when incurred. See Note 25 – Commitments and Contingent Liabilities for additional information.

Asset Retirement Obligations. The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which a liability is determined to exist, if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset. As of December 31, 2020 and 2019, the outstanding liability for asset retirement obligations was $76 million and $74 million, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheet.

Foreign Exchange. The Company operates in many countries and transacts in various foreign currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of substantially all of the Company are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.

Pension and Post-retirement Obligations. Guidance under FASB ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not previously been recognized must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the Consolidated Financial Statements include both costs directly attributable to plans dedicated to Carrier, as well as an allocation of costs for Carrier employees’ participation in UTC’s plans for periods prior to the Separation and the Distribution. See Note 13 – Employee Benefit Plans for further information.

Product Performance Obligations. The Company extends performance and operating cost guarantees beyond normal service and warranty policies for extended periods on some of the Company’s products. The liabilities under such guarantees are based upon future product performance and durability and the Company records such costs that are probable and can be reasonably estimated within Cost of products sold. Separately priced extended warranties are recorded within contract liabilities. In addition, the Company incurs costs to service our products in connection with product performance issues. The costs associated with these product performance and operating cost guarantees require estimates over the term of an agreement and require management to consider factors such as the extent of future maintenance requirements and the future cost of material and labor to perform the services. These cost estimates are largely based upon historical experience. See Note 23 – Guarantees for additional information.

Carrier accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB ASC Topic 460-10: Guarantees, the Company records these liabilities at fair value.

Research and Development. Research and development costs are charged to expense as incurred. Research and development costs were $419 million, $401 million and $400 million, which represented 2.4%, 2.2% and 2.1% of net sales, for the years ended December 31, 2020, 2019 and 2018, respectively.

UTC Net Investment. UTC’s net investment in the Company is presented as "UTC Net investment" on the Consolidated Balance Sheet for periods prior to the Separation and the Distribution. The Consolidated Statement of Changes in Equity includes net cash transfers and other property transfers between UTC and the Company as well as related party receivables and payables between the Company and other UTC affiliates that were settled on a current basis. Prior to the Separation and the Distribution, UTC performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities including the Company and, consequently, the net cash generated by the Company was transferred to UTC through inter-company accounts.

Recent Pronouncements

Recently Adopted Accounting Pronouncements and SEC Rules

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring recognition of operating leases as right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. We adopted ASU 2016-02 and its related amendments (collectively, the "New Lease Accounting Standard") effective January 1, 2019, and elected the modified retrospective approach in which results for periods before 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption. We have elected certain of the practical expedients available under the New Lease Accounting Standard including the practical expedient which allows prospective transition to the New Lease Accounting Standard on January 1, 2019. Under the transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases, whereby a lease right-of-use asset and liability is not recognized and the expense is recognized on a straight-line basis over the lease term. In addition, we have lease agreements with lease and non-lease components, for which we have elected the practical expedients to combine these components for certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. The adoption of the New Lease Accounting Standard did not have a material effect on our Consolidated Statement of Operations or Consolidated Statement of Cash Flows. Upon adoption, we recorded an $894 million right-of-use asset and a $901 million lease liability. The adoption of the New Lease Accounting Standard did not have a material impact on UTC Net Investment. See Note 22 – Leases for further information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the "Credit Loss Standard") modified the credit loss model to utilize an expected loss methodology in place of an incurred loss methodology for financial instruments, including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect the measurement of credit losses for newly recognized financial assets as well as an expected increase or decrease of expected credit losses that have taken place during the period, which may result in earlier recognition. The Company adopted the Credit Loss Standard effective January 1, 2020, utilizing a modified retrospective approach and its adoption did not have a material impact on the Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant and equipment. Carrier adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this ASU, a goodwill impairment is calculated as the difference between the carrying amount of a reporting unit and its fair value, not to exceed the carrying amount of the goodwill allocated to a reporting unit. Additionally, this ASU requires the same impairment testing methodology for all reporting units, even those with a zero or negative carrying amount, and requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The Company adopted this ASU effective January 1, 2020 and its adoption did not have a material impact on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The ASU allows companies to reclassify to retained earnings the stranded tax effects in accumulated other comprehensive income ("AOCI") from the then newly-enacted TCJA. The Company adopted this ASU effective January 1, 2019 and elected to reclassify the income tax effects of TCJA from AOCI to UTC Net investment, which did not have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes the disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The Company adopted this ASU on December 31, 2020. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In August 2020, the SEC issued Final Rule Release No. 33-10825, which amends certain disclosure requirements required by Regulation S-K relating to the description of business (Item 101), legal proceedings (Item 103) and risk factors (Item 105). The amendments to Item 101 will, among other things, allow the Company to provide updates regarding the business based on materiality, if it incorporates by reference disclosure from a previous SEC filing. The amendment also requires disclosures regarding the registrant’s human capital resources to the extent such disclosures would be material to an understanding of the registrant’s business. The amendments to Item 103, among other things, increase the quantitative threshold for disclosing certain environmental proceedings, and the amendments to Item 105, among other things, require a risk factors summary if the risk factors section is longer than 15 pages. The Company adopted these modifications, which were effective on November 9, 2020, and included disclosures regarding human capital management and a risk factors summary in this Annual Report on Form 10-K. The adoption of the other amendments did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements and SEC Rules

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions allowed by Topic 740 including exceptions to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company intends to apply ASU 2019-12 in the first quarter of 2021 and does not anticipate that the adoption will have a material impact on the Company's Consolidated Financial Statements upon adoption.

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

In November 2020, the SEC issued Final Rule Release No. 33-10980, which amends the requirements for providing selected quarterly financial data, contractual obligations and management discussion and analysis. The Company will monitor future updates as a result of the new administration in Washington, D.C. and we are currently evaluating the impact of these modifications, which are required after August 9, 2021.

NOTE 4: EARNINGS PER SHARE

On the Distribution Date, 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and the Distribution and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation and the Distribution, it is assumed that there are no dilutive equity instruments as there were no Carrier stock-based awards outstanding prior to the Separation and the Distribution.

For periods subsequent to the Separation and the Distribution, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive. The weighted-average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2020 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution Date. For the year ended December 31, 2020, the number of stock awards excluded from the computation of diluted earnings per share due to their anti-dilutive effect was approximately 0.2 million.

(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018
Net income attributable to common shareowners	$1,982	$2,116	$2,734

Basic weighted-average number of shares outstanding	866.5	866.2	866.2
Stock awards and equity units (share equivalent)	13.7	—	—
Diluted weighted-average number of shares outstanding	880.2	866.2	866.2

Earnings Per Share
Basic	$2.29	$2.44	$3.16
Diluted	$2.25	$2.44	$3.16

NOTE 5: REVENUE RECOGNITION

Contract Assets and Liabilities. Total contract assets and liabilities are as follows:

(dollars in millions)	2020	2019
Contract assets, current	$656	$622
Contract assets, non-current (included within Other assets)	98	57
Total contract assets	754	679
Contract liabilities, current	(512)	(443)
Contract liabilities, non-current (included within Other long-term liabilities)	(165)	(168)
Total contract liabilities	(677)	(611)
Net contract assets	$77	$68

Contract assets increased $75 million for the year ended December 31, 2020, primarily due to the timing of billings on customer contracts and contract completions. Contract liabilities increased $66 million for the year ended December 31, 2020, primarily due to customer billings in excess of revenue earned.

For the years ended December 31, 2020 and 2019, we recognized revenue of $320 million and $362 million, respectively, that was related to contract liabilities as of January 1, 2020 and 2019, respectively.

There were no individually significant customers with sales exceeding 10% of total sales for the years ended December 31, 2020, 2019 and 2018.

Remaining Performance Obligations. As of December 31, 2020, our total RPO was approximately $5.4 billion compared with $4.7 billion as of December 31, 2019. Of the total RPO as of December 31, 2020, we expect approximately 71% will be recognized as sales over the following 12 months.

See Note 26 – Segment Financial Data which provides incremental disclosures required by ASC Topic 606: Revenue from Contracts with Customers.

NOTE 6: EQUITY METHOD INVESTMENTS AND RELATED PARTIES

Equity Method Investments

Carrier had 30 directly owned unconsolidated domestic and foreign affiliates as of December 31, 2020 and 2019. Carrier’s ownership interests in equity method investments vary among individual investments and range from 20% to 50%. While all three of our segments participate in joint ventures and strategic relationships, 98% of such investments are in our HVAC business.

Summarized financial information for equity method investments is reflected in the following tables:

(dollars in millions)	2020	2019
Current assets	$3,671	$4,324
Non-current assets	2,035	2,058
Total assets	5,706	6,382
Current liabilities	2,223	2,310
Non-current liabilities	298	592
Total liabilities	2,521	2,902
Total net equity of investees	$3,185	$3,480

(dollars in millions)	2020	2019	2018
Net sales	$9,299	$9,622	$9,142
Gross profit	$1,722	$1,741	$1,673
Income from continuing operations	$544	$578	$645
Net income	$544	$578	$645

Carrier sells products to and purchases products from unconsolidated entities accounted for under the equity method, therefore these entities are considered related parties. For the years ended December 31, 2020, 2019 and 2018, Product sales in the Consolidated Statement of Operations included sales to equity method investees of $1.8 billion, $1.8 billion and $1.9 billion, respectively. For the years ended December 31, 2020, 2019 and 2018, Cost of products sold in the Consolidated Statement of Operations included purchases from equity method investees of $292 million, $368 million and $355 million, respectively.

Carrier had receivables from equity method investees of $161 million and $137 million as of December 31, 2020 and 2019, respectively. Carrier also had payables to equity method investees of $38 million and $55 million as of December 31, 2020 and 2019, respectively. The receivables and payables are included in Accounts receivable, net and Accounts payable on the Consolidated Balance Sheet.

The Company periodically reviews the carrying value of our equity method investments to determine if there has been an other-than-temporary decline in fair value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment. In 2020, we assessed potential impairment indicators related to our equity method investments and determined that indicators of impairment existed for a specific minority owned joint venture investment in the portfolio of our HVAC segment. We performed a valuation of this investment based on the income approach using the discounted cash flow method. We determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of COVID-19, among other factors. As a result, we recorded an other-than-temporary impairment charge of $71 million on this investment in 2020, which is included in Other income (expense), net on the accompanying Consolidated Statement of Operations.

In 2019, we assessed potential impairment indicators related to our equity method investments and determined that indicators of impairment existed for a specific minority owned joint venture investment in the portfolio. We performed a valuation of this investment and determined that the fair value was less than its carrying value and that the loss was other-than-temporary. As a result, we recorded an other-than-temporary impairment charge of $108 million on this investment in 2019.

In September 2020, the Company sold 9.25 million B shares of Beijer for SEK290 ($32.38) per share equal to approximately 7.9% of the outstanding B shares in Beijer, through an accelerated equity offering. We received proceeds of approximately $300 million and recognized a pre-tax gain on the sale of $252 million, which is included in Other income (expense), net on the Consolidated Statement of Operations.

Subsequently, in December 2020, the Company sold all of our remaining A and B shares of Beijer for SEK245 ($29.03) per share. We received proceeds of approximately $1.1 billion and recognized a pre-tax gain on the sale of $871 million, which is included in Other income (expense), net on the Consolidated Statement of Operations. Prior to the sale of the Company's remaining shares, Beijer was reported as an equity method investment.

Related Party with UTC

Prior to the Separation and the Distribution, Carrier had been managed and operated in the normal course of business with other affiliates of UTC. Accordingly, certain shared costs had been allocated to the Company and are reflected as expenses in the Consolidated Financial Statements.

Related Party Sales. During the periods prior to the Separation and the Distribution, the Company sold products and services to UTC and its other affiliates. Product sales in the Consolidated Statement of Operations include sales to UTC and affiliates of UTC other than Carrier of $3 million, $23 million and $25 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Allocated Centralized Costs. Prior to the Separation and the Distribution, UTC incurred corporate costs for services provided to the Company and to other UTC businesses. These services included treasury, tax, accounting, human resources, internal audit, legal, purchasing and information technology. The costs associated with these services generally included all payroll and benefit costs as well as related overhead costs. UTC also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in UTC sponsored plans. UTC corporate costs were either specifically attributed and charged to Carrier, when possible, or allocated to the Company. Allocations were based on direct usage where identifiable and on a number of other utilization measures including headcount, proportionate usage and net sales. All such amounts were deemed incurred and settled by the Company in the period in which the costs were recorded and are included in UTC Net investment.

The allocated centralized costs for the years ended December 31, 2020, 2019 and 2018, were $43 million, $245 million and $277 million, respectively, and are primarily included in Selling, general and administrative in the Consolidated Statement of Operations.

The expense and cost allocations were determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Company prior to the Separation and the Distribution. The amounts that would have been incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, differences in management approach, a need for more or fewer employees or other factors. In addition, the Company's future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Separation Costs. In connection with the Separation and the Distribution, we have incurred separation-related costs of approximately $141 million and $58 million for the years ended December 31, 2020 and 2019, respectively, primarily recorded in Selling, general and administrative in the Consolidated Statement of Operations, which primarily consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent, publicly traded company. Carrier did not incur costs in connection with the Separation for the year ended December 31, 2018.

Cash Management and Financing. Prior to the Separation and the Distribution, the Company participated in UTC’s centralized cash management and financing programs. The cash reflected on the Consolidated Balance Sheet, prior to the Separation and the Distribution, represents cash on hand at certain foreign entities that did not participate in the centralized UTC cash management program and were specifically identifiable to the Company. Cash receipts and disbursements were executed through centralized systems, which were operated by UTC. As cash was received and disbursed by UTC, it was accounted for by the Company through UTC Net investment. The majority of external debt was financed by UTC, and financing decisions for wholly and majority owned subsidiaries were determined by UTC. The Company’s cash that was excluded from UTC's centralized cash management and financing programs is classified as Cash and cash equivalents in the Consolidated Balance Sheet as of December 31, 2019.

For the year ended December 31, 2020, net assets of $859 million were contributed to the Company by UTC which primarily consisted of cash of $590 million, deferred tax assets and liabilities and fixed assets. These contributions of net assets are recorded as Net transfers from UTC on the Consolidated Statement of Changes in Equity through UTC Net investment.

Accounts Receivable and Payable. Certain related party transactions between the Company and UTC were included within UTC Net investment in the Consolidated Balance Sheet as of December 31, 2019 when the related party transactions were not settled in cash. As of December 31, 2019, the UTC Net investment includes related party receivables due from UTC and its affiliates of $16.0 billion and related party payables due to UTC and its affiliates of $3.3 billion. As of April 3, 2020, UTC Net investment was reclassified to Common stock and Additional paid-in capital.

Prior to the Separation and the Distribution, interest income and expense related to activity with UTC that were historically included in Carrier’s results are presented on a net basis in the Consolidated Statement of Operations. For the years ended December 31, 2019 and 2018 there was $91 million and $110 million, respectively, of interest income from activity with UTC. For the years ended 2019 and 2018, there was $55 million and $59 million, respectively, of interest expense from activity with UTC. The effect of the settlement of these related party transactions is included in financing activity in the Consolidated Statement of Cash Flows. There was no interest income or expense from activity with UTC for the year ended December 31, 2020.

Additionally, certain transactions between Carrier and our subsidiaries, and UTC and its affiliates, were cash-settled and were reflected in Accounts receivable, net and Accounts payable in the Consolidated Balance Sheet as of December 31, 2019 in the amounts of $6 million and $4 million, respectively. As of December 31, 2020, there were no pre-Separation accounts receivable or accounts payable outstanding with UTC.

NOTE 7: ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

(dollars in millions)	2020	2019
Trade receivables	$2,567	$2,444
Receivables from affiliates	161	143
Other receivables	142	184
Accounts receivable	2,870	2,771
Less: Allowance for expected credit losses	(89)	(45)
Accounts receivable, net	$2,781	$2,726

The changes in the allowance for expected credit losses related to Accounts receivable, net are as follows:

(dollars in millions)
Balance as of January 1, 2018	$152
Provision charged to income	20
Accounts charged off, net of recoveries	(22)
Other	(9)
Balance as of December 31, 2018	141
Provision charged to income	18
Accounts charged off, net of recoveries	(45)
Other (1)	(69)
Balance as of December 31, 2019	45
Current period provision for expected credit losses	40
Accounts charged off, net of recoveries	(7)
Other (2)	11
Balance as of December 31, 2020	$89
________________________
(1) Includes $61 million of the prior year allowance for doubtful accounts reflected as a direct reduction in trade receivables.
(2) Includes impact of adoption of ASU 2016-13.

NOTE 8: INVENTORIES, NET

(dollars in millions)	2020	2019
Raw materials	$363	$290
Work-in-process	143	120
Finished goods	1,123	922
Inventories, net	$1,629	$1,332

Raw materials, work-in-process and finished goods are net of valuation reserves of $183 million and $152 million as of December 31, 2020 and 2019, respectively.

NOTE 9: FIXED ASSETS, NET

Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives.

(dollars in millions)	Estimated Useful Lives (Years)	2020	2019
Land		$109	$113
Buildings and improvements	40	1,160	1,138
Machinery, tools and equipment	3 to 25	2,138	1,924
Rental assets	3 to 12	416	395
Other, including assets under construction		261	188
Fixed assets, gross		4,084	3,758
Accumulated depreciation		(2,274)	(2,095)
Fixed assets, net		$1,810	$1,663
Depreciation expense was $234 million, $219 million and $221 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 10: BUSINESS ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLE ASSETS

Business Acquisitions and Dispositions. There were no significant acquisitions or divestitures of consolidated businesses for the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, Carrier's investment through acquisition, net of cash acquired was $310 million. This acquisition was not considered material for presentation of pro forma results under ASC 805: Business Combinations. Acquisition-related costs have been expensed as incurred and were not material in any of the periods presented.

We completed the sale of Taylor during the year ended December 31, 2018 for $1.0 billion in cash, resulting in a pre-tax gain of $799 million on the sale included in Other income (expense), net on the Consolidated Statement of Operations.

Goodwill. The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of January 1, 2019	$5,330	$1,231	$3,288	$9,849
Foreign currency translation	21	(3)	17	35
Balance as of December 31, 2019	$5,351	$1,228	$3,305	$9,884
Foreign currency translation	138	23	94	255
Balance as of December 31, 2020	$5,489	$1,251	$3,399	$10,139

Intangible Assets, net. Identifiable intangible assets include the following:

		2020		2019
(dollars in millions)	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Customer relationships	1 to 30	$1,558	$(1,285)	$1,479	$(1,154)
Patents and trademarks	5 to 30	301	(222)	287	(201)
Monitoring lines	7 to 10	71	(59)	67	(52)
Service portfolios and other	1 to 23	644	(542)	629	(506)
		2,574	(2,108)	2,462	(1,913)
Unamortized:
Trademarks and other		571	—	534	—
Intangible assets, net		$3,145	$(2,108)	$2,996	$(1,913)

Amortization of intangible assets was $102 million, $116 million and $136 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated future amortization of intangible assets is as follows:

(dollars in millions)	2021	2022	2023	2024	2025
Future amortization	$94	$75	$65	$57	$50

Annual Impairment Assessment. As part of our annual impairment testing, we concluded that the fair value of goodwill exceeded the carrying value for all reporting units, resulting in no goodwill impairment. However, for one reporting unit, with goodwill of $917 million, the excess of fair value over the carrying value was approximately 13%. For this reporting unit, a 100 basis point increase in the discount rate used in the financial forecast would result in an impairment of approximately $84 million. The estimated fair value of the reporting unit may be negatively impacted if future economic conditions are worse than our financial forecast and assumptions or there are substantial reductions in our end markets and volume assumptions relative to our financial forecast.

Based upon the quantitative assessment performed, the fair value of indefinite lived trademarks was determined to exceed the carrying value, resulting in no impairment.

NOTE 11: ACCRUED LIABILITIES

(dollars in millions)	2020	2019
Accrued salaries, wages and employee benefits	$634	$516
Accrued taxes	234	318
Warranty-related (Note 23)	191	200
Accrued interest	127	26
Operating leases (Note 22)	161	163
Accrued insurance (Note 25)	164	173
Accrued restructuring (Note 17)	47	66
Accrued common stock dividend	105	—
Other	808	626
Accrued liabilities	$2,471	$2,088

NOTE 12: BORROWINGS AND LINES OF CREDIT

On February 10, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025. The Revolving Credit Facility supports our commercial paper program and cash requirements. A commitment fee of 0.125% is charged on the unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of December 31, 2020. As of December 31, 2020, there were no borrowings on the Revolving Credit Facility.

On February 10, 2020, we entered into a $1.75 billion term loan credit agreement that provided an unsecured, unsubordinated term loan credit facility which was scheduled to mature on February 10, 2023. In the three months ended December 31, 2020, Carrier prepaid the full $1.75 billion principal amount outstanding under the Term Loan Credit Facility. Borrowings under the Term Loan Credit Facility were subject to a variable interest rate based on LIBOR plus a ratings-based margin, which immediately prior to the repayment date in the three months ended December 31, 2020, was 112.5 basis points. In connection with the full prepayment of the Term Loan Credit Facility, the term loan credit agreement was terminated.

On February 27, 2020, Carrier issued $9.25 billion of unsecured, unsubordinated long-term notes in six series with maturity dates ranging from 2023 through 2050. The long-term fixed rate notes were issued pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.

On March 27, 2020, Carrier drew $1.75 billion on the Term Loan Credit Facility. The proceeds of the long-term fixed rate notes issued in February 2020 of $9.25 billion and the Term Loan Credit Facility of $1.75 billion were used to distribute $10.9 billion to UTC in connection with the Separation.

The revolving credit agreement and indenture contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and our subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment to the revolving credit agreement. Pursuant to the amendment, certain terms of the Revolving Credit Facility were amended for the Covenant Modification Period. The Company may terminate the Covenant Modification Period prior to December 30, 2021 subject to the satisfaction of certain conditions. The amendment defers testing of our consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendment also requires us to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of our ordinary shares and the amount of dividends the Company may pay, and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of December 31, 2020, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

On June 19, 2020, we issued $750 million of unsecured, unsubordinated 2.700% Notes due 2031. These notes rank equally with our other unsecured, unsubordinated obligations. We used the net proceeds from the sale of such notes, which further enhance our liquidity and financial flexibility during the ongoing COVID-19 pandemic, for general corporate purposes.

As of December 31, 2020, we have a $2.0 billion unsecured, unsubordinated commercial paper program which we plan to use for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2020, there were no borrowings outstanding under the commercial paper program.

Long-term debt consisted of the following:

(dollars in millions)
Debt Description	Interest Rate	2020	2019
1.923% Notes due February 15, 2023	1.923%	$500	$—
2.242% Notes due February 15, 2025	2.242%	2,000	—
2.493% Notes due February 15, 2027	2.493%	1,250	—
2.722% Notes due February 15, 2030	2.722%	2,000	—
2.700% Notes due February 15, 2031	2.700%	750	—
3.377% Notes due April 5, 2040	3.377%	1,500	—
3.577% Notes due April 5, 2050	3.577%	2,000	—
Other (including project financing obligations and finance leases)		308	319
Total principal long-term debt		10,308	319
Other (discounts and debt issuance costs)		(81)	—
Total debt		10,227	319
Less: current portion of long-term debt		191	237
Long-term debt, net of current portion		$10,036	$82

We issued $135 million and $107 million of debt for the years ended December 31, 2020 and 2019, respectively, relating to project financing arrangements. Long-term debt repayments for the years ended December 31, 2020 and 2019 relating to project financing arrangements were $161 million and $138 million, respectively.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(dollars in millions)
2021	$190
2022	$117
2023	$501
2024	$—
2025	$2,000
Thereafter	$7,500

The average maturity of our long-term debt as of December 31, 2020 is approximately 13 years and the weighted-average interest rate on our total borrowings for the year ended December 31, 2020 is approximately 2.7%.

Interest expense associated with long-term debt for the year ended December 31, 2020 was $298 million. Included in Interest expense, net on the accompanying Consolidated Statement of Operations is amortization of debt issuance costs of $9 million and debt issuance costs of $5 million that were expensed for the year ended December 31, 2020. Included in Accrued liabilities on the accompanying Consolidated Balance Sheet was accrued interest associated with long-term debt of $96 million and $1 million as of December 31, 2020 and 2019, respectively.

NOTE 13: EMPLOYEE BENEFIT PLANS

Employee Savings Plans. The Company sponsors various employee savings plans. Prior to the Separation and the Distribution, UTC also sponsored and contributed to defined contribution employee savings plans. Certain employees of Carrier participate in these plans. Carrier’s contributions to employer sponsored defined contribution plans were $103 million, $88 million and $94 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Pension Plans. The Company sponsors both funded and unfunded domestic and international defined benefit pension and other post-retirement benefit plans and defined contribution plans. Additionally, the Company contributes to various domestic and international multi-employer defined benefit pension and other post-retirement benefit plans.

(dollars in millions)	2020	2019
Change in Benefit Obligation
Beginning balance	$2,885	$2,581
Service cost	29	31
Interest cost	52	67
Actuarial loss	239	351
Benefits paid	(116)	(132)
Net settlement, curtailment and special termination benefits	(16)	(38)
Other (1)	151	25
Ending balance	$3,224	$2,885

(dollars in millions)	2020	2019
Change in Plan Assets
Beginning balance	$2,953	$2,635
Actual return on plan assets	285	381
Employer contributions	41	36
Benefits paid	(116)	(132)
Settlements	(15)	(14)
Other (1)	146	47
Ending balance	$3,294	$2,953

Funded Status
Fair value of plan assets	$3,294	$2,953
Benefit obligations	(3,224)	(2,885)
Funded status of plans	$70	$68
_____________________
(1) Reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom, Canada and Germany.

The largest contributor to the improvement in the funded position was better than expected asset performance globally, offset by exchange rate losses and the decrease in the discount rate used to measure the benefit obligations of our plans. Discount rates in all applicable territories and countries declined over the measurement period as a result of reductions in corporate bond yields, which resulted in an increase in benefit obligations.

(dollars in millions)	2020	2019
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Non-current assets	$542	$488
Current liability	(10)	(9)
Non-current liability	(462)	(411)
Net amount recognized	$70	$68

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net actuarial loss	$689	$577
Prior service cost	13	15
Net amount recognized	$702	$592

Qualified domestic pension plan benefits comprise approximately 9% of the projected benefit obligation. These plans are closed to new entrants. Foreign plans comprise approximately 91% of the projected benefit obligation; certain of these plans provide participants with one-time payments upon separation of employment rather than a retirement annuity. Non-qualified domestic pension plans provide supplementary retirement benefits to certain employees and are not a material component of the projected benefit obligation.

For the years ended December 31, 2020, 2019 and 2018, we made $41 million, $36 million and $45 million, respectively, of cash contributions to our foreign defined benefit pension plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$622	$549
Accumulated benefit obligation	$579	$506
Fair value of plan assets	$156	$137

Information for pension plan with projected benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$666	$690
Accumulated benefit obligation	$615	$630
Fair value of plan assets	$194	$270

The accumulated benefit obligation for all defined benefit plans was $3.2 billion and $2.8 billion as of December 31, 2020 and 2019, respectively.

The components of net periodic pension benefits for our defined benefit pension plan are as follows:

(dollars in millions)	2020	2019	2018
Service cost	$29	$31	$33
Interest cost	52	67	64
Expected return on plan assets	(140)	(154)	(170)
Amortization of prior service credit	2	2	1
Recognized actuarial net loss	22	9	16
Net settlement, curtailment and special termination benefit loss	4	4	1
Net periodic pension benefit	$(31)	$(41)	$(55)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

(dollars in millions)	2020	2019
Current year actuarial loss	$94	$112
Amortization of actuarial loss	(22)	(9)
Amortization of prior service cost	(2)	(2)
Net settlement and curtailment gain	(4)	(4)
Other (1)	39	2
Total recognized in other comprehensive loss	$105	$99

Net recognized in net periodic benefit and other comprehensive loss	$74	$58
________________________
(1) Reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom, Canada and Germany.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation			Net Costs
(dollars in millions)	2020	2019	(2)	2020	2019	(2)	2018	(2)
Discount rate
Projected benefit obligation	1.4%	2.0%		2.0%	2.8%		2.5%
Interest cost (1)	—%	—%		1.8%	2.7%		2.4%
Service cost (1)	—%	—%		1.8%	3.2%		2.8%
Salary scale	2.8%	3.4%		3.3%	3.0%		3.0%
Expected return on plan assets	—%	—%		4.9%	5.6%		6.0%

(1) The 2020 and 2019 discount rates used to measure the service cost and interest cost applies to our significant plans. The projected benefit obligation discount rate is used for the service cost and interest cost measurements for non-significant plans.
(2) Assumptions prior to 2020 include assumptions used for the UTC plan which included Carrier employees.

The weighted-average discount rates used to measure pension benefit obligations and net costs are set by reference to specific analyses using each plan’s specific cash flows and high-quality bond indices to assess reasonableness. For those significant plans, Carrier utilizes a full yield curve approach in the estimation of the service cost and interest cost components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows.

In determining the expected return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Return projections are assessed for reasonableness using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns.

The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, investment strategies target a mix of approximately 40% of growth seeking assets and 60% of income generating and hedging assets using a wide diversification of asset types, fund strategies and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries and alternative-asset class strategies. Within the income generating assets, the fixed income portfolio consists of mainly government and broadly diversified high quality corporate bonds.

The plans seek to reduce the plans’ interest rate risk and have incorporated liability hedging programs that include the adoption of a risk reduction objective as part of the long-term investment strategy. Under this objective the income generating and hedging assets typically increase as funded status improves. The hedging programs incorporate a range of assets and investment tools, each with various interest rate sensitivities. As a result of the improved funded status of the plans due to favorable asset returns and funding of the plans, the income generating and hedging assets increased in recent years.

The fair values of pension plan assets by asset category are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	to Leveling	Total
Asset Category
Public Equities:
Global Equities	$—	$52	$—	$65	$117
Global Equity Funds at net asset value (8)	—	—	—	733	733
Fixed Income Securities:
Governments	—	1,270	—	—	1,270
Corporate Bonds	—	121	—	41	162
Fixed Income Securities (8)	—	—	—	923	923
Real Estate (4)(8)	—	2	—	11	13
Other (5)(8)(9)	—	(422)	—	407	(15)
Cash & Cash Equivalents (6)(8)	—	32	—	22	54
Subtotal	$—	$1,055	$—	$2,202	$3,257
Other Assets & Liabilities (7)					37
Total as of December 31, 2020					$3,294

Public Equities:
Global Equities	$29	$—	$—	$—	$29
Global Equity Commingled Funds (1)	—	141	—	—	141
Enhanced Global Equities (2)	3	3	—	—	6
Global Equity Funds at net asset value (8)	—	—	—	927	927
Private Equities (3)(8)	—	—	2	10	12
Fixed Income Securities:
Governments	8	35	—	—	43
Corporate Bonds	—	169	—	—	169
Fixed Income Securities (8)	—	—	—	1,449	1,449
Real Estate (4)(8)	—	3	12	6	21
Other (5)(8)	—	68	—	23	91
Cash & Cash Equivalents (6)(8)	—	3	—	44	47
Subtotal	$40	$422	$14	$2,459	$2,935
Other Assets & Liabilities (7)					18
Total as of December 31, 2019					$2,953

(1) Represents commingled funds that invest primarily in common stocks.
(2) Represents enhanced equity separate account and commingled fund portfolios. A portion of the portfolio may include long-short market neutral and relative value strategies that invest in publicly traded, equity and fixed income securities, as well as derivatives of equity and fixed income securities and foreign currency.
(3) Represents limited partner investments with general partners that primarily invest in debt and equity.
(4) Represents investments in real estate, including commingled funds and directly held properties.
(5) Represents insurance contracts and global balanced risk commingled funds consisting mainly of equity, bonds and some commodities.
(6) Represents short-term commercial paper, bonds and other cash or cash-like instruments.
(7) Represents trust receivables and payables that are not leveled.
(8) In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets.
(9) Includes fixed income repurchase agreements entered into for purposes of pension asset and liability matching.

Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of fixed income repurchase agreements, interest rate swaps, total return swaps and currency forward contracts.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) was not significantly impacted in 2020 or 2019 by unrealized losses (gains), purchases, sales or settlements.

Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, whereby observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Over-the-counter securities and government obligations are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, including broker quotes. Temporary cash investments are stated at cost, which approximates fair value.

We expect to make total contributions of approximately $28 million to our global defined benefit pension plans in 2021. Contributions do not reflect benefits to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $109 million in 2021, $113 million in 2022, $117 million in 2023, $119 million in 2024, $123 million in 2025 and $638 million from 2026 through 2030.

Post-retirement Benefit Plans. The Company sponsors post-retirement benefit plans that provide both health and life insurance benefits to eligible retirees. The post-retirement plans are unfunded. The benefit obligation was $5 million and $6 million as of December 31, 2020 and 2019, respectively.

Multiemployer Benefit Plans. The Company contributes to various domestic and foreign multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from those of single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

Our participation in these plans for the years ended December 31, 2020 and 2019 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan’s year-end as of December 31, 2019 and December 31, 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the green zone which represents a plan that is at least 80% funded and does not require a financial improvement plan ("FIP") or a rehabilitation plan ("RP").

(dollars in millions)	EIN/Pension Plan Number	Zone Status		FIP/RP Status Pending Implemented	Contributions		Surcharge Imposed	Expiration Date of Collective-Bargaining Agreements
Pension Fund		2020	2019		2020	2019
Metal and technology industry pension plan	N/A	Green	Green	No	$5	$6	No	September 30, 2021
Other funds					15	14
					$20	$20

UTC Sponsored Defined Benefit Plans. Prior to the Separation and the Distribution, Carrier participated in defined benefit pension and post-retirement benefit plans sponsored by UTC, which were accounted for as multi-employer plans in the Consolidated Financial Statements in accordance with ASC Topic 715-30: Defined Benefit Plans – Pension and ASC Topic 715-60: Defined Benefit Plans – Other Post-retirement. ASC Topic 715: Compensation – Retirement Benefits provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. The Company's participation in these defined benefit pension and post-retirement benefits plans sponsored by UTC concluded in conjunction with the Separation and the Distribution.

The expenses associated with these UTC plans were allocated to the Company and reported in Cost of products sold, Cost of services sold, Selling, general and administrative and Non-service pension benefit on the accompanying Consolidated Statement of Operations. The pension and post-retirement expenses were as follows:

(dollars in millions)	2020	2019	2018
Service cost	$—	$18	$22
Non-service pension benefit	(2)	(81)	(80)
Total net periodic benefit	$(2)	$(63)	$(58)

NOTE 14: STOCK-BASED COMPENSATION

Stock-Based Compensation. Prior to the Separation and the Distribution, Carrier participated in UTC’s long-term incentive plans ("LTIP"), which authorized various types of market and performance-based incentive awards, including stock options, stock appreciation rights, performance share units and restricted stock units, which were granted to eligible Carrier officers and employees. All awards granted under the UTC LTIP related to UTC common shares. For all periods prior to the Separation and the Distribution, stock-based compensation expense was allocated to Carrier from UTC based upon direct employee headcount.

As a result of the Separation and the Distribution, outstanding and vested awards granted to employees under UTC's LTIP were converted into Carrier, Otis and UTC stock-based awards. Unvested awards held by Carrier employees and former employees were converted to Carrier stock-based awards. The ratio used to convert the UTC LTIP awards was intended to preserve the aggregate intrinsic value of each award immediately after the Separation and the Distribution when compared with the aggregate intrinsic value immediately prior to the Separation and the Distribution. All performance share units outstanding on the Distribution Date were converted to restricted stock units using payout metrics based on a combination of actual performance through the Distribution Date and the target for the remainder of the performance period. Due to the conversion, we expect to incur $14 million of incremental stock-based compensation expense to be recognized over the awards' remaining 1.4 year vesting period.

Under Carrier's LTIP, the exercise price of awards is set on the grant date and, on a per share basis, may not be less than the fair market value of Carrier's common stock on that date. Stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, stock appreciation rights, stock options and restricted stock units held for more than one year may vest and become exercisable (if applicable), subject to certain terms and conditions. Performance share units vest based on performance relative to pre-established metrics and generally have a minimum three-year vesting period. In the event of retirement, performance share units held for more than one year remain eligible to vest based on actual performance relative to pre-established metrics.

We measure the cost of stock-based compensation, including stock options, at fair value on the grant date net of expected forfeitures and amortize the cost over the award's vesting period.

Stock-based compensation cost by award type are as follows:

(dollars in millions)	2020	2019	2018
Equity compensation costs - equity settled	$77	$52	$44
Equity compensation costs - cash settled	11	6	—
Total stock-based compensation cost	$88	$58	$44

Income tax benefit	$9	$11	$10

The stock-based compensation cost for the years ended December 31, 2019 and 2018 represent the amounts allocated to Carrier by UTC related to our direct employees. Our cash settled awards are classified as liability awards and are measured at fair value at each balance sheet date.

For the years ended December 31, 2020, 2019 and 2018, we realized tax benefits resulting from the exercise of stock options of $12 million, $16 million and $7 million, respectively. In addition, for the years ended December 31, 2020, 2019 and

2018, the associated tax benefit realized from the vesting of performance share units and restricted stock units was $9 million, $9 million and $2 million, respectively.

As of December 31, 2020, there were $91 million of unrecognized stock-based compensation costs related to non-vested awards granted under the Carrier LTIP, which will be recognized ratably over the awards weighted-average vesting period of 2.3 years.

Carrier LTIP activity for the year ended December 31, 2020 was as follows:

	Stock Options and Stock Appreciation Rights		Performance Share Units		Restricted Stock Units
		Average Price		Average Price		Average Price
(shares and units in thousands)	Shares	Per Share (1)	Units	Per Share (2)	Units	Per Share (2)
Outstanding as of April 3, 2020 (3)	36,015	$19.90	68	$21.23	5,622	$21.37
Granted	3,921	17.57	728	18.23	523	21.43
Vested/Exercised	(2,620)	15.81	—	—	(483)	19.74
Forfeited/Cancelled	(584)	22.31	(24)	19.25	(88)	23.29
Outstanding as of December 31, 2020	36,732	$19.91	772	$18.46	5,574	$21.57

(1) Weighted-average exercise price
(2) Weighted-average grant date fair value
(3) Effective date of conversion upon the Separation and the Distribution

The weighted-average grant date fair value of stock options and stock appreciation rights granted for the years ended December 31, 2020, 2019 and 2018 was $4.67, $21.02 and $20.25, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, granted for the years ended December 31, 2020, 2019 and 2018 was $18.23, $112.76 and $131.42, respectively. The weighted-average grant date fair value of restricted stock units, granted for the years ended December 31, 2020, 2019 and 2018 was $21.43, $123.37 and $124.34, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised for the years ended December 31, 2020, 2019 and 2018 was $47 million, $80 million and $43 million, respectively. The aggregate fair value (which is based on the stock price at vesting) of performance share units and restricted stock units vested was $15 million, $45 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes outstanding Carrier LTIP awards that are vested and expected to vest (adjusted for expected forfeitures) and that are exercisable as of December 31, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares and units in thousands; aggregate intrinsic value in dollars in millions)	Awards	Average Price Per Share (1)	Aggregate Intrinsic Value	Remaining Life (2)	Awards	Average Price Per Share (1)	Aggregate Intrinsic Value	Remaining Life (2)
Stock Options/ Stock Appreciation Rights	35,553	$19.87	$635	6.7	14,678	$17.15	$302	4.1

Performance Share Units/ Restricted Stock Units	6,072		$229	1.7

(1) Weighted-average exercise price per share
(2) Weighted-average remaining contractual term in years for stock options and stock appreciation rights; weighted-average remaining vesting period in years for performance share units and restricted stock units

Stock Options and Stock Appreciation Rights
The Company utilizes a binomial lattice model to determine the fair value of our stock options and stock appreciation rights. The binomial lattice model relies on certain assumptions to estimate fair value. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Volatility	32.1% to 35.6%	18.8% to 19.7%	17.5% to 21.1%
Expected term (in years)	7.0	6.5 to 6.6	6.5 to 6.6
Expected dividend yield	1.4% to 2.0%	2.4%	2.2%
Range of risk-free rates	0.1% to 1.0%	2.3% to 2.7%	1.3% to 2.7%

The assumptions for 2019 and 2018 were determined by UTC based on UTC's stock price performance. Carrier has limited historical trading data and used peer group data to estimate expected volatility for the 2020 awards. Carrier used historical Carrier employee data, including data prior to the Separation and the Distribution, to estimate expected term. The expected dividend yield is consistent with management's expectations. The risk-free rate is based on the term structure of interest rates at the time the awards were granted.

Performance Share Units

Performance share units are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would be awarded assuming the performance conditions existing at the end of the reporting period continued until the end of the performance period.

Carrier utilizes a Monte Carlo simulation approach based on a three-year measurement period to determine the fair value of performance share units. This approach includes the use of assumptions regarding the future performance of the Company’s stock and those of a peer group. Those assumptions include expected volatility, risk-free interest rates, correlations and dividend yield. Dividends do not accrue on the performance share units during the performance period.

Restricted Stock Units

Restricted stock units' fair value is based on the closing market price of Carrier's common stock on the respective dates of the grants. Dividends accrue on the restricted stock units during the vesting period and are paid in shares of Carrier's common stock.

NOTE 15: OTHER LONG-TERM LIABILITIES

Other long-term liabilities are as follows:

(dollars in millions)	2020	2019
Warranty related (Note 23)	$323	$288
Asbestos reserves (Note 25)	228	249
Environmental reserves (Note 25)	213	203
Asset retirement obligations (Note 25)	76	74
Self-insurance reserves (Note 25)	85	66
Tax obligations (Note 19)	459	—
Other	340	303
Other long-term liabilities	$1,724	$1,183

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax is as follows:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Balance as of January 1, 2018	$(393)	$(222)	$(2)	$(617)
Other comprehensive loss before reclassifications, net	(441)	(209)	—	(650)
Amounts reclassified, pre-tax	—	17	2	19
Tax benefit reclassified	—	33	—	33
Balance as of December 31, 2018	$(834)	$(381)	$—	$(1,215)
Other comprehensive income (loss) before reclassifications, net	52	(109)	—	(57)
Amounts reclassified, pre-tax	2	11	—	13
Tax benefit reclassified	—	15	—	15
ASU 2018-02 adoption impact	—	(9)	—	(9)
Balance as of December 31, 2019	$(780)	$(473)	$—	$(1,253)
Other comprehensive income before reclassifications, net	589	2	—	591
Amounts reclassified, pre-tax	—	(105)	—	(105)
Tax benefit reclassified	—	22	—	22
Balance as of December 31, 2020	$(191)	$(554)	$—	$(745)

Amounts reclassified related to defined benefit pension and post-retirement plans include amortization of prior service costs and recognized actuarial net losses. These costs are recorded as components of net periodic pension cost for each period presented. See Note 13 – Employee Benefit Plans for additional information.

NOTE 17: RESTRUCTURING COSTS

We recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

(dollars in millions)	2020	2019	2018
HVAC	$7	$56	$20
Refrigeration	12	14	23
Fire & Security	28	53	34
Eliminations and other	2	3	3
Total restructuring costs	$49	$126	$80

Restructuring charges incurred primarily relate to actions initiated for the years ended December 31, 2020, 2019 and 2018 and were recorded as follows:

(dollars in millions)	2020	2019	2018
Cost of sales	$20	$36	$36
Selling, general and administrative	29	90	44
Total restructuring costs	$49	$126	$80

For the year ended December 31, 2020, we had cash outflows totaling $55 million related to restructuring activities.

2020 Actions. For the year ended December 31, 2020, we recorded net pre-tax restructuring costs of $47 million for restructuring actions initiated in 2020, consisting of $21 million in Cost of products sold and Cost of services sold and $26 million in Selling, general and administrative. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. We are targeting to complete the majority of the remaining actions in 2021.

The following table summarizes the accrual balance and utilization for the 2020 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accrual as of January 1, 2020	$—	$—	$—
Net pre-tax restructuring costs	39	8	47
Utilization, foreign exchange and other costs	(14)	(6)	(20)
Balance as of December 31, 2020	$25	$2	$27

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred During 2020	Remaining Costs as of December 31, 2020
HVAC	$22	$(7)	$15
Refrigeration	16	(14)	2
Fire & Security	32	(24)	8
Eliminations and other	5	(2)	3
Total	$75	$(47)	$28

2019 Actions. For the year ended December 31, 2020, we recorded net pre-tax restructuring costs totaling $2 million for restructuring actions initiated in 2019, consisting of $0 million in Cost of products sold and Cost of services sold and $2 million in Selling, general and administrative, respectively. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and consolidation of field operations. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions:

(dollars in millions)	Severance	Facility Exit, Lease Termination and Other Costs	Total
Restructuring accrual as of January 1, 2019	$—	$—	$—
Net pre-tax restructuring costs	102	8	110
Utilization, foreign exchange and other costs	(60)	(7)	(67)
Balance as of December 31, 2019	$42	$1	$43
Net pre-tax restructuring costs	1	1	2
Utilization, foreign exchange and other costs	(28)	(1)	(29)
Balance as of December 31, 2020	$15	$1	$16

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred During 2019	Costs Incurred During 2020	Remaining Costs as of December 31, 2020
HVAC	$52	$(51)	$—	$1
Refrigeration	13	(14)	1	—
Fire & Security	47	(43)	(3)	1
Eliminations and other	2	(2)	—	—
Total	$114	$(110)	$(2)	$2

2018 and Prior Actions. For the year ended December 31, 2020, we recorded net pre-tax restructuring costs totaling $0 million for restructuring actions initiated in 2018 and prior. As of December 31, 2020 and 2019, we had approximately $6 million and $23 million, respectively, of accrual balances remaining related to 2018 and prior actions.

NOTE 18: OTHER INCOME (EXPENSE), NET

(dollars in millions)	2020	2019	2018
Transaction gains	$1,123	$—	$799
Impairment charge on minority-owned joint venture investments	(72)	(108)	—
Other	(45)	106	138
Other income (expense), net	$1,006	$(2)	$937

The transaction gain recorded for the year ended December 31, 2020 relates to the sale of shares in Beijer (see Note 6 – Equity Method Investments and Related Parties for additional information) and the transaction gain for the year ended December 31, 2018 relates to the sale of Taylor. See Note 10 – Business Acquisitions, Dispositions, Goodwill and Intangible Assets for additional information.
NOTE 19: INCOME TAXES

Income Before Income Taxes. The sources of income from operations before income taxes are as follows:

(dollars in millions)	2020	2019	2018
United States	$915	$1,460	$2,360
Foreign	1,940	1,212	1,482
Total	$2,855	$2,672	$3,842

Provision for Income Taxes. The income tax expense (benefit) consisted of the following components:

(dollars in millions)	2020	2019	2018
Current:
United States:
Federal	$434	$262	$479
State	74	72	119
Foreign	244	305	342
	752	639	940
Future:
United States:
Federal	13	(14)	(37)
State	6	(2)	24
Foreign	78	(106)	146
	97	(122)	133
Income tax expense	$849	$517	$1,073

Reconciliation of Effective Income Tax Rate. The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax	1.7	2.5	2.6
Tax on international activities	4.2	3.3	4.4
Separation impact	3.4	(0.7)	—
Tax audit settlements	—	(5.6)	—
Other	(0.6)	(1.1)	(0.1)
Effective income tax rate	29.7%	19.4%	27.9%

The effective tax rate for the year ended December 31, 2020 reflects a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and a credit carry forward and a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. These items were impacted by the Separation and are included in "Separation impact" in the previous table.

The effective tax rate for the year ended December 31, 2019 reflects a net tax benefit of $149 million as a result of the filing by a Carrier subsidiary to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC's 2014, 2015 and 2016 tax years.

The effective tax rate for the year ended December 31, 2018 reflects a net tax charge of $102 million as a result of UTC ceasing to assert that it intended to reinvest certain undistributed earnings of its international subsidiaries.

Deferred Tax Assets and Liabilities. Future income taxes represent the tax effects of transactions, which are reported in different periods for tax and U.S. GAAP purposes. These amounts consist of the tax effects of differences between tax and U.S. GAAP that are expected to be reversed in the future and tax carryforwards. Future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet.

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables as of December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Future income tax benefits:
Insurance and employee benefits	$109	$76
Other assets basis differences	152	128
Other liabilities basis differences	487	556
Tax loss carryforward	258	236
Tax credit carryforward	63	55
Valuation allowances	(231)	(128)
	$838	$923

Future income tax payables:
Goodwill and intangible assets	411	392
Other asset basis differences	336	297
	$747	$689

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards and certain foreign temporary differences to reduce future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. As of December 31, 2020, tax credit carryforwards and tax loss carryforwards were as follows:

(dollars in millions)	Tax Loss Carryforwards	Tax Credit Carryforwards
Expiration period:
2021-2025	$126	$7
2026-2030	53	5
2031-2040	17	4
Indefinite	949	47
Total	$1,145	$63

The Company assesses the realizability of our deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain deferred tax assets, primarily in Non-U.S. jurisdictions.

Unrecognized Tax Benefits. As of December 31, 2020, Carrier had unrecognized tax benefits of $162 million, all of which, if recognized, would impact Carrier's effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and related interest expense is as follows:

(dollars in millions)	2020	2019	2018
Balance at beginning of period	$166	$316	$290
Additions for tax positions related to the current year	22	30	27
Additions for tax positions of prior years	14	14	3
Reductions for tax positions of prior years (1)	(40)	(19)	(4)
Settlements	—	(175)	—
Balance at end of period	$162	$166	$316
Gross interest expense related to unrecognized tax benefits	$6	$8	$8
Total accrued interest balance at end of period	$25	$25	$33
________________
(1) Includes an adjustment of $37 million recorded in UTC Net investment for the year ended December 31, 2020 for tax positions of prior years.

Carrier conducts business globally and, as a result, Carrier and our subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. In certain jurisdictions, Carrier’s operations were included in UTC's combined tax returns for the periods through the Separation and the Distribution. The IRS commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including U.S., Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore and the United Kingdom. Carrier is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to U.S. state and local and foreign income tax examinations for tax years before 2010.

During the second quarter of 2019, a subsidiary of Carrier that was engaged in litigation before the Italian Supreme Court filed to participate in the Italian amnesty program. In addition, during the second quarter of 2019, the IRS completed its review of UTC’s 2014, 2015 and 2016 tax years and certain U.S. state income tax exams concluded. As a result of the amnesty filing in Italy and the conclusion of the IRS and U.S. state audits, Carrier recognized a non-cash gain of approximately $166 million, including pre-tax interest of approximately $16 million.

The U.S. Treasury finalized the GILTI High Tax Exclusion ("HTE") regulations in the third quarter of 2020. The HTE regulations permit an election to apply the regulations retroactively to the years 2018 and 2019. In accordance with the TMA, if the HTE election were made on an amended return by the Company for 2018 and 2019, UTC would be entitled to any federal tax benefit. On a stand-alone basis, the Company did not record a benefit from the HTE regulation associated with the years 2018 and 2019 and the amount would not have been material to the Consolidated Statement of Operations.

As a result of the TCJA, Carrier no longer intends to reinvest certain undistributed earnings of our international subsidiaries that have been previously taxed in the U.S. As such, Carrier has recorded the taxes associated with the future remittance of these earnings. For the remainder of Carrier's undistributed international earnings, unless tax effective to repatriate, Carrier intends to continue to permanently reinvest these earnings. As of December 31, 2020 such undistributed earnings were approximately $7 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

We relied upon certain historical tax return information and allocations that were provided by UTC in the computation of certain U.S. deferred tax assets and liabilities. These deferred tax items could change as a result of the finalization of our 2020 pre-separation period U.S. income tax returns and these changes could be material.

Pursuant to the TMA, Carrier is required to make payments to UTC representing Carrier's portion of UTC's remaining net tax liability attributable to U.S. income tax on previously undistributed earnings of Carrier's international subsidiaries resulting from the passage of the TCJA. The amounts computed on a separate company basis of approximately $68 million recorded within Accrued liabilities and $701 million recorded within Future income tax obligations were adjusted through UTC Net investment upon the Separation and the Distribution. For the year ended December 31, 2020, $6 million of this obligation was paid, resulting in an obligation to UTC of $453 million recorded within Other Long-Term Liabilities as of December 31, 2020. The remaining obligation is expected to be settled in five annual payments, beginning in April of 2022.

After the Separation and the Distribution, Carrier has been entitled to unrecognized tax benefits to the extent the item relates exclusively to Carrier in accordance with the TMA. The change from a separate company to stand-alone basis resulted in a $37 million decrease to Future income tax obligations which were recorded through UTC Net investment.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. It is reasonably possible that a net decrease in unrecognized tax benefits from $10 million to $35 million may occur within 12 months as a result of additional worldwide uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes.

NOTE 20: FINANCIAL INSTRUMENTS

We enter into derivative instruments primarily for risk management purposes. We operate internationally, and in the normal course of business, we are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of operating our business. We have used derivative instruments, such as forward contracts, to manage certain foreign currency risk.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$17	$—
	Liability Derivatives:
	Accrued liabilities	$(5)	$—

NOTE 21: FAIR VALUE MEASUREMENTS

In accordance with the provisions of ASC Topic 820: Fair Value Measurement, the following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in our Consolidated Balance Sheet:

(dollars in millions)	Total		Level 1	Level 2	Level 3
December 31, 2020
Recurring fair value measurement:
Money market mutual funds	$38	(1)	$—	$38	$—
Derivative assets	$17		$—	$17	$—
Derivative liabilities	$(5)		$—	$(5)	$—

(1) Included in Cash and cash equivalents on the accompanying Consolidated Balance Sheet.

Valuation Techniques. Our derivative assets and liabilities are measured at fair value using internal models based on observable market inputs, including forward rate, interest rate, contract rate and discount rate.

The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in our Consolidated Balance Sheet:

	2020		2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt (excluding finance leases)	$10,221	$11,115	$313	$313

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Consolidated Balance Sheet:

2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$11,115	$10,811	$—	$304

2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$313	$—	$—	$313

Valuation Techniques. As of December 31, 2020, the project financing obligations included in Long-term debt approximate their fair value. For the years ended December 31, 2020 and 2019 there were no transfers in or out of levels 1, 2 or 3.

The following table presents changes in Level 3 liabilities not measured at fair value on a recurring basis:

(dollars in millions)	2020	2019
Fair value as of January 1	$313	$291
Issuances, including interest on project financing obligations	152	160
Settlements	(161)	(138)
Fair value as of December 31	$304	$313

NOTE 22: LEASES
Operating lease expense for the years ended December 31, 2020 and 2019 was $197 million and $206 million, respectively.

Supplemental cash flow information related to operating leases was as follows:

(dollars in millions)	2020	2019
Operating cash flows for measurement of operating lease liabilities	$(213)	$(201)
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$169	$136

Operating lease right-of-use assets and liabilities are reflected on our Consolidated Balance Sheet as follows:

(dollars in millions except lease term and discount rate)	2020	2019
Operating lease right-of-use assets	$788	$832

Accrued liabilities	$(161)	$(163)
Operating lease liabilities	(642)	(682)
Total operating lease liabilities	$(803)	$(845)

Supplemental balance sheet information related to operating leases was as follows:

	2020	2019
Weighted-Average Remaining Lease Term (in years)	7.7	8.0
Weighted-Average Discount Rate	3.4%	3.6%

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2020 are as follows:

(dollars in millions)
2021	$180
2022	152
2023	127
2024	102
2025	80
Thereafter	298
Total undiscounted lease payments	939
Less: imputed interest	(136)
Total discounted lease payments	$803

Prior to the adoption of the New Lease Accounting Standard, rent expense was $167 million for the year ended December 31, 2018 and rental commitments on an undiscounted basis as of December 31, 2018 under long-term non-cancellable operating leases were payable as follows:

(dollars in millions)	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$189	$146	$110	$77	$52	$111

NOTE 23: GUARANTEES
The Company has commitments and performance guarantees, including energy savings guarantees, under long-term service and maintenance contracts related to our air conditioning equipment and system controls. Liabilities recorded on the Consolidated Balance Sheet related to these guarantees were not significant during the historical periods presented.

The Company also has obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for, among other matters, environmental, health and safety (including asbestos-related), tax and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $17 million and $10 million as of December 31, 2020 and 2019, respectively, recorded within Accrued liabilities on the accompanying Consolidated Balance Sheet. See Note 25 – Commitments and Contingent Liabilities for additional information.

The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Consolidated Balance Sheet are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$488	$473
Warranties, performance guarantees issued and changes in estimated liability	167	182
Settlements made	(146)	(164)
Other	5	(3)
Balance as of December 31	$514	$488

NOTE 24: SUPPLEMENTAL CASH FLOW INFORMATION

(dollars in millions)	2020	2019	2018
Interest paid, net of amounts capitalized	$196	$28	$16
Interest paid - related party	$—	$55	$59
Income taxes paid for - related party	$—	$475	$649
Income taxes paid, net of refunds	$819	$284	$276

NOTE 25: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is unable to predict the final outcome of the following matters based on the information currently available except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. The Company’s operations are subject to environmental regulation by various authorities. We have accrued for the costs of environmental remediation activities, including but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and we periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. As of December 31, 2020 and 2019, the outstanding liability for environmental obligations was $239 million and $217 million, respectively, of which $26 million and $14 million, respectively, is included in Accrued liabilities and $213 million and $203 million, respectively, is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.

Legal Proceedings.

Asbestos Matters. The Company and our consolidated subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that Carrier no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or were covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period.

As of December 31, 2020, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $245 million to $276 million. Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $245 million and $255 million, of which $228 million and $249 million is recorded in Other long-term liabilities, on the accompanying Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively. In addition, the Company has an insurance recovery receivable for probable asbestos-related recoveries of approximately $103 million and $104 million, of which $97 million and $102 million is included in Other assets, on the accompanying Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively.

Aqueous Film Forming Foam Litigation. AFFF is a firefighting foam developed in the 1970s pursuant to U.S. military specification and used to extinguish certain types of fires primarily at airports and military bases. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC acquired the National Foam and Angus Fire businesses in 2005 as part of the acquisition of Kidde, which has been operated by Carrier. In 2013, UTC divested the National Foam and Angus Fire businesses to a third party.

Carrier and many other parties, including the third-party buyer of the National Foam and Angus Fire businesses, have been named as defendants in over 700 cases, including putative class actions and other lawsuits, alleging that the historic use of AFFF caused personal injuries and property damage. Additionally, several state and municipal plaintiffs have commenced litigation against the same defendants to recover remediation costs related to historic use of AFFF. In December 2018, the U.S. Judicial Panel on MDL transferred and consolidated all of the AFFF cases pending in the federal courts to the U.S. District Court for the District of South Carolina for pre-trial proceedings.

Plaintiffs in the MDL allege that a chemical ingredient in AFFF contains, or breaks down into, compounds known as PFOS and PFOA that were released into the environment and, in some instances, ultimately leached into drinking water supplies. National Foam and Angus Fire purchased these perflourinated chemical ingredients from third-party chemical manufacturers to manufacture AFFF. Chemicals containing PFOS and PFOA (or their precursors) have also been used for decades by many third parties to manufacture carpets, clothing, fabrics, cookware and other consumer products. The individual plaintiffs in the MDL generally seek compensatory damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The state, municipal and water utility plaintiffs in the MDL generally seek damages and costs related to the remediation of public property and water supplies.

Carrier and other defendants are also party to fewer than 10 cases in state court brought by oil refining companies in the U.S. alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage.

Carrier and other defendants are also party to an action related to the AFFF manufacturing facility that was operated by National Foam in which the plaintiff water utility seeks remediation costs related to the alleged contamination of the local water supply.

We believe that we have meritorious defenses to these claims. We are also seeking insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, Carrier is unable to assess the probability of liability or reasonably estimate the damages, if any, to be allocated to Carrier, if one or more plaintiffs were to prevail in these cases, and there can be no assurance that any such future exposure will not be material in any period.

UTC Equity Awards Conversion Litigation. On August 12, 2020, several former employees of UTC and its subsidiaries filed a putative class action complaint in the U.S. District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. The complaint asserts that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty and also asserts claims under certain provisions of ERISA. Carrier believes that the claims against the Company are without merit.

Income Taxes. As described in Note 1 – Description of the Business, under the TMA, the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As of December 31, 2020, a liability of $72 million, primarily related to our share of TCJA transition tax associated with foreign undistributed earnings is included within Other long-term liabilities on the accompanying Consolidated Balance Sheet. We believe that the likelihood of incurring losses materially in excess of this amount is remote.

Self-insurance. Liabilities related to self-insured risks were $249 million and $239 million as of December 31, 2020 and 2019, respectively, of which $85 million and $66 million were primarily classified as Other long-term liabilities as of December 31, 2020 and 2019, respectively. We incurred expenses related to self-insured risks of $145 million, $177 million and $170 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other. The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.

In the ordinary course of business, Carrier is routinely a defendant in, party to or otherwise subject to pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and our subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

NOTE 26: SEGMENT FINANCIAL DATA

The Company's Chief Executive Officer, our CODM, evaluates how we allocate resources, assess performance and make strategic and operational decisions. Based upon such evaluation, Carrier determined it is organized into three operating segments, which are also our reportable segments. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on net sales and operating profit. For the years ended December 31, 2020, 2019 and 2018, segment results are presented in accordance with this structure. Carrier's operating segments are HVAC, Refrigeration and Fire & Security.

HVAC provides products, controls, services and solutions to meet the heating and cooling needs of residential and commercial customers, while enhancing building performance, energy efficiency and sustainability. Carrier’s industry-leading family of brands includes Carrier, Automated Logic, BluEdge, Bryant, CIAT, Day & Night, Heil, NORESCO, Riello and Tempstar. Products include air conditioners, heating systems, controls and aftermarket components, as well as aftermarket repair and maintenance services and building automation solutions. Our HVAC products and solutions are sold directly, including to building contractors and owners, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers, dealers and retail outlets.

Refrigeration is comprised of transport refrigeration and commercial refrigeration products and solutions. Transport refrigeration products and services include refrigeration and monitoring systems for trucks, trailers, shipping containers, intermodal and rail. Transport refrigeration products and cold chain monitoring solutions are used to enable the safe, reliable transport of food and beverages, medical supplies and other perishable cargo. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls. Carrier’s commercial refrigeration equipment solutions incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of retail food and beverage. The Company’s Refrigeration products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Refrigeration products and services are sold directly, including to transportation companies and retail stores, and indirectly through equity method investees, independent sales representatives, distributors, wholesalers and dealers.

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

Segment Information. Segment information for the periods presented are as follows:

	Net Sales			Operating Profit
(dollars in millions)	2020	2019	2018	2020	2019	2018
HVAC	$9,478	$9,712	$9,713	$2,462	$1,563	$1,720
Refrigeration	3,333	3,792	4,095	357	532	1,353
Fire & Security	4,985	5,500	5,531	584	708	726
Total segment	17,796	19,004	19,339	3,403	2,803	3,799
Eliminations and other	(340)	(396)	(425)	(184)	(156)	(24)
General corporate expenses	—	—	—	(136)	(156)	(138)
Consolidated	$17,456	$18,608	$18,914	$3,083	$2,491	$3,637

Total assets are not presented for each segment as they are not presented to or reviewed by the CODM.

	Segment Assets		Capital Expenditures			Depreciation & Amortization
(dollars in millions)	2020	2019	2020	2019	2018	2020	2019	2018
HVAC	$2,150	$1,953	$188	$150	$149	$163	$160	$164
Refrigeration	1,125	989	26	30	40	39	34	36
Fire & Security	1,788	1,728	51	50	45	108	123	141
Total Segment	5,063	4,670	265	230	234	310	317	341
Eliminations and other	3	10	47	13	29	26	18	16
Consolidated	$5,066	$4,680	$312	$243	$263	$336	$335	$357
Cash and cash equivalents	3,115	952
Other assets, current	343	327
Total current assets	$8,524	$5,959

Segment assets in the previous table represent accounts receivable, current contract assets and inventories, net. These assets are regularly reviewed by management and are therefore reported in the previous table as segment assets. All other remaining assets and liabilities for all periods presented are managed on a company-wide basis.

Geographic External Sales. Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. as presented in the following table, there were no individually significant countries with sales exceeding 10% of total sales for the years ended December 31, 2020, 2019 and 2018.

	External Sales			Long-Lived Assets
(dollars in millions)	2020	2019	2018	2020	2019
United States Operations	$9,105	$9,594	$9,415	$782	$701
International Operations
Europe	4,935	5,327	5,711	490	439
Asia Pacific	2,655	2,813	2,853	249	241
Other	761	874	935	289	282
Consolidated	$17,456	$18,608	$18,914	$1,810	$1,663

Product sales and Service sales. Segment sales disaggregated by product and service are as follows:

(dollars in millions)	2020	2019	2018
Sales Type
Product	$8,165	$8,279	$8,395
Service	1,313	1,433	1,318
HVAC sales	9,478	9,712	9,713
Product	2,927	3,405	3,665
Service	406	387	430
Refrigeration sales	3,333	3,792	4,095
Product	3,585	4,072	4,039
Service	1,400	1,428	1,492
Fire & Security sales	4,985	5,500	5,531
Total segment sales	17,796	19,004	19,339
Eliminations and other	(340)	(396)	(425)
Consolidated	$17,456	$18,608	$18,914

NOTE 27: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2020 Quarters
(dollars in millions)	Q1	Q2	Q3	Q4
Net sales	$3,888	$3,972	$5,002	$4,594
Operating profit (1)	$315	$442	$1,081	$1,245
Net income attributable to common shareowners (2)	$96	$261	$741	$884
Earnings per share - basic (3)	$0.11	$0.30	$0.86	$1.02
Earnings per share - diluted (3)	$0.11	$0.30	$0.84	$1.00

	2019 Quarters
	Q1	Q2	Q3	Q4
Net sales	$4,323	$4,962	$4,822	$4,501
Operating profit (1)	$500	$805	$629	$557
Net income attributable to common shareowners (2)	$400	$784	$492	$440
Earnings per share - basic (3)	$0.46	$0.91	$0.57	$0.50
Earnings per share - diluted (3)	$0.46	$0.91	$0.57	$0.50
(1) Q3 2020 and Q4 2020 Operating profit includes a $252 million and $871 million gain on the sale of our equity ownership in Beijer, respectively. Q1 2020 Operating profit includes a $71 million impairment charge related to a minority owned joint venture investment. Q3 2019 Operating profit includes a $108 million impairment charge related to a minority owned joint venture investment.
(2) Q1 2020 Net income includes a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and a credit carryforward and a charge of $46 million resulting from Carrier's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. Q2 2019 Net income includes a tax benefit of $149 million as a result of the filing by a subsidiary of Carrier to participate in an amnesty program offered by the Italian Tax Authority and conclusion of a U.S. income tax audit.
(3) Earnings per share for periods presented prior to the Separation and the Distribution were calculated using the number of shares that were distributed to UTC shareowners in the Distribution. For periods prior to the Separation and the Distribution it was assumed that there were no dilutive equity instruments as there were no equity awards in Carrier common stock outstanding prior to the Separation and the Distribution.

NOTE 28: SUBSEQUENT EVENTS

On February 4, 2021 the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of the Company’s outstanding common stock. Share repurchases may take place from time to time, subject to market conditions and at the Company’s discretion in the open market or through one or more other public or private transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

In accordance with Rule 13a-15(b) of the Exchange Act, management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting — This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation of the Company's independent registered public accounting firm due to the transition period established by the rules of the SEC for newly created public companies.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting for the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners entitled "Election of Directors" (under the subheading "Nominees") and "Corporate Governance" (including under the subheading "Board Committees").

Information about our Executive Officers

The following persons are executive officers of Carrier Global Corporation:

Name	Position	Age as of February 9, 2021
John V. Faraci	Executive Chairman	70
David Gitlin	President and Chief Executive Officer	51
Ajay Agrawal	Senior Vice President, Strategy & Services	57
David Appel	President, Refrigeration	65
Kyle Crockett	Vice President, Controller	47
Patrick Goris	Senior Vice President and Chief Financial Officer	49
Christopher Nelson	President, HVAC	50
Kevin J. O'Connor	Senior Vice President, Chief Legal Officer	53
Jurgen Timperman	President, Fire & Security	48
Nadia Villeneuve	Senior Vice President, Chief Human Resources Officer	48

John V. Faraci. Mr. Faraci was elected Executive Chairman of Carrier upon the completion of the Distribution. Mr. Faraci previously served as Chairman and Chief Executive Officer of International Paper (paper, packaging and distribution) from 2003 to 2014. Earlier in 2003, he served as President and director of that company, and served as its Executive Vice President and Chief Financial Officer from 2000 to 2003. Mr. Faraci is a director of ConocoPhillips Company, PPG Industries, Inc. and United States Steel Corporation, and was a director of UTC before the Separation.

David Gitlin. Mr. Gitlin was appointed President and Chief Executive Officer of Carrier in June 2019 and held the position of President, HVAC from December 2019 to March 2020. He most recently served as President and Chief Operating Officer of Collins Aerospace from 2018 to 2019 and President of UTC Aerospace Systems from 2015 to 2018. Between 2013 and 2015, Mr. Gitlin was President, Aircraft Systems, UTC Aerospace Systems. Mr. Gitlin joined UTC in 1997 and held various senior positions, including the following with Hamilton Sundstrand: President of Aerospace Customers & Business Development; Vice President of Auxiliary Power, Engine & Control Systems; Vice President and General Manager Power Systems; Vice President of Pratt & Whitney programs; and General Manager of Rolls-Royce/General Electric programs. Before joining Hamilton Sundstrand, he served in roles at UTC headquarters and Pratt & Whitney.

Ajay Agrawal. Mr. Agrawal was appointed Senior Vice President, Strategy & Services of Carrier in October 2019. He most recently served as Vice President, Aftermarket Services, and Vice President responsible for Rockwell Collins integration for Collins Aerospace, a UTC company, from August 2015 to September 2019 and as Vice President, Aftermarket and Programs at the Pratt & Whitney division of UTC from 2009 to July 2015. Prior to that he served in a variety of leadership roles in UTC from 2005 to 2009, including head of Financial Planning and Analysis for UTC, Vice President of Strategy and Business Development at Hamilton Sundstrand and Senior Director of Strategy and Development at UTC.

David Appel. Mr. Appel was appointed President, Refrigeration of Carrier in 2010. Prior to that, he held several roles within Carrier’s business, including President, HVAC for Europe, the Middle East and Africa (EMEA) from 2009 to 2010; President, Building Systems & Service EMEA from 2006 to 2009; Vice President, European HVAC Distribution from 2003 to 2006; and Managing Director for Toshiba Carrier UK from 2002 to 2003.

Kyle Crockett. Mr. Crockett was appointed Vice President, Controller of Carrier in January 2020. He joined Carrier from General Motors where he held several positions, including Director, Global Business Solutions – Finance from 2017 to 2020.

Patrick Goris. Mr. Goris was appointed Senior Vice President and Chief Financial Officer of Carrier, effective November 16, 2020. Since 2017, Mr. Goris has served as the Senior Vice President and Chief Financial Officer of Rockwell Automation, Inc., a publicly traded provider of industrial automation and digital transformation solutions.

Christopher Nelson. Mr. Nelson was appointed President, HVAC in March 2020. Previously, he held many roles at Carrier including, President, HVAC − Commercial from 2018 to March 2020; President, North American HVAC from 2012 to 2018; Vice President, Sales & Marketing for Residential & Commercial Systems from 2008 to 2012; Vice President and

General Manager, Light Commercial Systems from 2006 to 2008; and Director of Residential Ducted System Platforms from 2004 to 2006.

Kevin J. O’Connor. Mr. O’Connor was appointed Senior Vice President, Chief Legal Officer in March 2020. He joined Carrier from Point72 Asset Management where he served as Chief Legal Officer from 2015 through 2019 and as Vice President, General Counsel & Government Relations of Carrier from January 2020 to March 2020. Prior to that he served as Vice President, Global Ethics and Compliance for UTC from 2012 to 2015.

Jurgen Timperman. Mr. Timperman was appointed President, Fire & Security of Carrier in February 2019. Prior to that, he held several other roles within UTC’s fire and security business, including President, Global Fire & Security Products from 2017 to 2019, President, Global Security Products from 2015 to 2017, President, Security & Access Solutions from 2012 to 2015, President, Fire & Security Operations from 2011 to 2012 and Regional General Manager, Global Security Products, Middle East and Africa from 2009 to 2011.

Nadia Villeneuve. Ms. Villeneuve was appointed Senior Vice President, Chief Human Resources Officer of Carrier in 2015. Prior to that, she served as Vice President and Chief Human Resources Officer for the Pratt & Whitney division of UTC from 2012 to 2015 and as Vice President, Human Resources, Asia for the UTC Fire & Security division of UTC, located in Shanghai, China, from 2010 to 2012.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners entitled "Other Important Information" under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.corporate.carrier.com/corporate-responsibility/governance/. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance Committee are available on our website at https://www.corporate.carrier.com. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Carrier Global Corporation, 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners entitled "Executive Compensation," "Compensation of Directors" and "Report of the Compensation Committee."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled "Share Ownership."

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 concerning Common Stock issuable under Carrier’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	23,618,000	(1)	$19.90	39,611,000	(2)
___________________
'(1) Consists of the following issuable shares of Common Stock awarded under the Carrier Global Corporation 2020 Long-Term Incentive Plan (the “2020 LTIP”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 742,985 shares of Common Stock could be issued if performance goals are achieved above target); and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units awarded under the 2020 LTIP. Under the 2020 LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2020 of $37.72. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).

(2) Represents the maximum number of shares of Common Stock available to be awarded under the 2020 LTIP as of December 31, 2020. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP in an amount equal to 2 times the number of shares to which the award corresponds. Stock options and SARs do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2018 LTIP on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners entitled "Corporate Governance" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners entitled "Appoint an Independent Auditor for 2021," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.Financial Statements
See Index appearing on page 1.

2.Financial Statement Schedules
Schedule II - Valuation of Qualifying Accounts

Schedules not filed herewith called for under Regulation S‑X are omitted because of the absence of conditions under which they are required, they are included in the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, elsewhere in this Annual Report on Form 10‑K or are not material.

3.Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.1
Amended and Restated Certificate of Incorporation of Carrier Global Corporation (incorporated by reference to Exhibit 3.1(b) of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.2
Amended and Restated Bylaws of Carrier Global Corporation (incorporated by reference to Exhibit 3.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on December 14, 2020, File No. 001-39220)

4.1
Indenture, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.2
Supplemental Indenture No. 1, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.3
Registration Rights Agreement, dated February 27, 2020, by and among Carrier Global Corporation, United Technologies Corporation and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.4
Supplemental Indenture No. 2, dated June 19, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.5
Registration Rights Agreement, dated June 19, 2020, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.6	Description of Securities*

10.1
Revolving Credit Agreement, dated February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

10.2
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.7
Carrier Global Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.6 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.8
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.9
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.10
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.11
Carrier Global Corporation LTIP Performance Share Unit Deferral Plan (incorporated by reference to Exhibit 10.10 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.12
Carrier Global Corporation Pension Preservation Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.13
French Sub-Plan for Restricted Stock Granted Under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.14
Carrier Global Corporation Amended and Restated Savings Restoration Plan (incorporated by reference to Exhibit 10.14 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.15
Amendment No. 1 to the Revolving Credit Agreement, dated as of June 2, 2020, by and among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.01 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 3, 2020, File No. 001-39220)

10.16
Schedule of Terms for Carrier Founders Grant Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.17
Schedule of Terms for Stock Appreciation Right Awards (Founders Grant) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.18
Schedule of Terms for Restricted Stock Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.19
Schedule of Terms for Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.20
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.21
Special Addendum to Schedule of Terms for Restricted Stock Unit Award (Off-Cycle) granted to David Appel under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.22
Schedule of Terms for Stock Appreciation Right Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.23
Schedule of Terms for Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.24
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.25
Employment Agreement, dated April 21, 2020, by and between Carrier Global Corporation and John V. Faraci (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020, File No. 001-39220)

10.26
Offer Letter with Timothy McLevish, dated September 6, 2019 (incorporated by reference to Exhibit 10.23 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.27	Offer Letter with Patrick Goris, dated October 13, 2020*

10.28	Carrier Global Corporation Board of Directors Deferred Stock Unit Plan (amended and restated effective October 15, 2020)*

10.29	Carrier Summary of Compensation and Benefits for Directors (2021-2022 Board Cycle)*

10.30	Form of Award Agreement for Carrier Founders Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*

10.31	Share Purchase Agreement, dated December 7, 2020, between Carrier Refrigeration ECR Holding Luxembourg S.à.r.l., and Breeze TopCo S.à r.l.*

14	Code of Ethics. The Carrier Global Corporation Code of Ethics may be accessed via Carrier Global Corporation's website at https://www.corporate.carrier.com/corporate-responsibility/governance/ethics-compliance/

21	Subsidiaries of the Registrant*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20201231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20201231.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20201231_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20201231_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20201231_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20201231_pre.xml)
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in extensible Business Reporting Language ("XBRL"): (i) Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to the Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	February 9, 2021	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 9, 2021	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David Gitlin	Director, President and Chief Executive Officer	February 9, 2021
David Gitlin	(Principal Executive Officer)
/s/Patrick Goris	Senior Vice President and Chief Financial Officer	February 9, 2021
Patrick Goris	(Principal Financial Officer)
/s/Kyle Crockett	Vice President, Controller	February 9, 2021
Kyle Crockett	(Principal Accounting Officer)
/s/John V. Faraci	Director	February 9, 2021
John V. Faraci
/s/Jean-Pierre Garnier	Director	February 9, 2021
Jean-Pierre Garnier
/s/John J. Greisch	Director	February 9, 2021
John J. Greisch
/s/Charles M. Holley, Jr.	Director	February 9, 2021
Charles M. Holley, Jr.
/s/Michael M. McNamara	Director	February 9, 2021
Michael M. McNamara
/s/Michael A. Todman	Director	February 9, 2021
Michael A. Todman
/s/Virginia M. Wilson	Director	February 9, 2021
Virginia M. Wilson

SCHEDULE II

CARRIER GLOBAL CORPORATION

Valuation and Qualifying Accounts
Three years ended December 31, 2020

(dollars in millions)
Future Income Tax Benefits - Valuation Allowance
Balance as of January 1, 2018	$113
Additions charged to income tax expense	15
Reduction credited to income tax expense	(14)
Other adjustments	(7)
Balance as of December 13, 2018	107
Additions charged to income tax expense	41
Reduction credited to income tax expense	(16)
Other adjustments	(4)
Balance as of December 31, 2019	128
Additions charged to income tax expense (1)	112
Reduction credited to income tax expense	(13)
Other adjustments	4
Balance as of December 31, 2020	$231
__________________________
(1) Includes $89 million relating to "Separation impact" discussed in "Reconciliation of Effective Income Tax Rate" in Note 19 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements.