Form 10-Q
period 2021-03-31
CARRIER GLOBAL Corp
filed 2021-04-29
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2021, there were 868,998,500 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2021

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Net sales
Product sales	$3,864	$3,147
Service sales	835	741
Total Net sales	4,699	3,888
Costs and expenses
Cost of products sold	(2,724)	(2,237)
Cost of services sold	(581)	(529)
Research and development	(121)	(98)
Selling, general and administrative	(743)	(692)
Total Costs and expenses	(4,169)	(3,556)
Equity method investment net earnings	38	29
Other income (expense), net	3	(46)
Operating profit	571	315
Non-service pension (expense) benefit	18	17
Interest (expense) income, net	(93)	(37)
Income from operations before income taxes	496	295
Income tax (expense) benefit	(104)	(193)
Net income from operations	392	102
Less: Non-controlling interest in subsidiaries' earnings from operations	8	6
Net income attributable to common shareowners	$384	$96

Earnings per share
Basic	$0.44	$0.11
Diluted	$0.43	$0.11

Weighted-average number of shares outstanding
Basic	869.3	866.2
Diluted	889.8	866.2
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2021	2020
Net income from operations	$392	$102
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during period	(121)	(490)
Pension and post-retirement benefit plan adjustments	7	5
Other comprehensive income (loss), net of tax	(114)	(485)
Comprehensive income (loss)	278	(383)
Less: Comprehensive income (loss) attributable to non-controlling interest	8	4
Comprehensive income (loss) attributable to common shareowners	$270	$(387)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,599	$3,115
Accounts receivable, net	2,831	2,781
Contract assets, current	694	656
Inventories, net	1,854	1,629
Other assets, current	350	343
Total current assets	8,328	8,524
Future income tax benefits	461	449
Fixed assets, net	1,777	1,810
Operating lease right-of-use assets	770	788
Intangible assets, net	1,002	1,037
Goodwill	10,077	10,139
Pension and post-retirement assets	607	554
Equity method investments	1,530	1,513
Other assets	316	279
Total Assets	$24,868	$25,093

Liabilities and Equity
Accounts payable	$2,175	$1,936
Accrued liabilities	2,265	2,471
Contract liabilities, current	545	512
Current portion of long-term debt	153	191
Total current liabilities	5,138	5,110
Long-term debt	9,577	10,036
Future pension and post-retirement obligations	507	524
Future income tax obligations	477	479
Operating lease liabilities	621	642
Other long-term liabilities	1,730	1,724
Total Liabilities	18,050	18,515
Commitments and contingent liabilities (Note 16)
Equity
Common stock	9	9
Treasury stock	(38)	—
Additional paid-in capital	5,350	5,345
Retained earnings	2,027	1,643
Accumulated other comprehensive loss	(859)	(745)
Non-controlling interest	329	326
Total Equity	6,818	6,578
Total Liabilities and Equity	$24,868	$25,093
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2019	$15,355	$(1,253)	$—	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	—	6	102
Other comprehensive income (loss), net of tax	—	(483)	—	—	—	—	(2)	(485)
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Net transfers to UTC	(11,014)	—	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	—	(4)
Balance as of March 31, 2020	$4,433	$(1,736)	$—	$—	$—	$—	$329	$3,026

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	—	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$—	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2021	2020
Operating Activities
Net income from operations	$392	$102
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	83	81
Deferred income tax provision	(2)	135
Stock-based compensation costs	19	13
Equity method investment net earnings	(38)	(29)
Distributions from equity method investments	12	10
Impairment charge on minority-owned joint venture investments	—	71
Changes in operating assets and liabilities
Accounts receivable, net	(83)	(19)
Contract assets, current	(44)	(39)
Inventories, net	(248)	(264)
Other assets, current	(23)	(10)
Accounts payable and accrued liabilities	151	(24)
Contract liabilities, current	39	51
Defined benefit plan contributions	(24)	(25)
Other operating activities, net	(50)	(6)
Net cash flows provided by (used in) operating activities	184	47

Investing Activities
Capital expenditures	(53)	(48)
Investment in businesses, net of cash acquired	(6)	—
Settlement of derivative contracts, net	8	(95)
Other investing activities, net	2	15
Net cash flows provided by (used in) investing activities	(49)	(128)

Financing Activities
Increase (decrease) in short-term borrowings, net	28	(44)
Issuance of long-term debt	51	10,961
Repayment of long-term debt	(570)	(34)
Repurchases of common stock	(36)	—
Dividends paid on common stock	(104)	—
Dividends paid to non-controlling interest	(5)	(8)
Net transfers to UTC	—	(10,948)
Other financing activities, net	(7)	(3)
Net cash flows provided by (used in) financing activities	(643)	(76)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(28)
Net increase (decrease) in cash and cash equivalents and restricted cash	(517)	(185)
Cash, cash equivalents and restricted cash, beginning of period	3,120	957
Cash, cash equivalents and restricted cash, end of period	2,603	772
Less: restricted cash	4	4
Cash and cash equivalents, end of period	$2,599	$768

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation is a leading global provider of heating, ventilating, air conditioning ("HVAC"), refrigeration and fire and security solutions. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2020 filed with the SEC on February 9, 2021 (the "2020 Form 10-K").

On April 3, 2020, (the "Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020.

In connection with the Separation, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship between the Company, UTC and Otis following the Separation and the Distribution, including a transition services agreement ("TSA"), a tax matters agreement ("TMA"), an employee matters agreement and an intellectual property agreement that cover services such as information technology, tax, finance and human resources. In addition, the Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations and totaled $16 million and $45 million for the three months ended March 31, 2021 and 2020, respectively. The TSA expired on March 31, 2021.

Impact of the COVID-19 Pandemic
In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, the Company temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, the Company took several preemptive actions during the year to manage liquidity as demand for its products decreased. Despite the continued adverse impacts of the pandemic on the Company’s results since the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020, including the reinstatement of annual merit-based salary increases and continued investment to support the Company's core strategy.

The Company continues to focus its efforts on preserving the health and safety of its employees and customers as well as maintaining the continuity of its operations. In addition, the Company continues to actively monitor its liquidity position and working capital needs and believes that its overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, management's judgments could change. While the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.

NOTE 2: BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries in which it has control. All intra-company accounts and transactions have been eliminated. Related party transactions between the Company and its equity method investees have not been eliminated. Non-controlling interest represents a non-controlling investor's interests in the results of subsidiaries that the Company controls and consolidates. Certain prior year amounts have been reclassified to conform to the current period presentation.

The Company's financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis and include all amounts directly attributable to the Company. Net cash transfers and other property transferred between UTC and the Company, including related party receivables and payables between the Company and other UTC affiliates, are presented as Net transfers to UTC. In addition, the financial statements include allocations of costs for administrative functions and services performed on behalf of the Company by centralized groups within UTC. All allocations and estimates in the Unaudited Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. The Company's financial statements for the periods subsequent to April 3, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Unaudited Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application while maintaining or improving the usefulness of the information required to be reported. The ASU eliminates certain exceptions from ASC 740 including: intra-period tax allocation, deferred tax liabilities related to outside basis differences and year-to-date loss in interim periods, among others. ASU 2019-12 was effective for periods beginning after December 15, 2020, including interim periods therein with early adoption permitted. The Company adopted this ASU on January 1, 2021 with no material impact on the Unaudited Condensed Consolidated Financial Statements.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

The major classes of inventory are as follows:

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$407	$363
Work-in-process	171	143
Finished goods	1,276	1,123
Inventories, net	$1,854	$1,629

The Company performs periodic assessments to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to estimated realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $182 million and $183 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested and reviewed annually for impairment during the third quarter or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying value.

The changes in the carrying amount of goodwill are as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2020	$5,489	$1,251	$3,399	$10,139
Goodwill resulting from business combinations	5	—	—	5
Foreign currency translation	(37)	(8)	(22)	(67)
Balance as of March 31, 2021	$5,457	$1,243	$3,377	$10,077

Indefinite-lived intangible assets are tested and reviewed annually for impairment during the third quarter or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Identifiable intangible assets are comprised of the following:

	March 31, 2021		December 31, 2020
(In millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Customer relationships	$1,538	$(1,284)	$1,558	$(1,285)
Patents and trademarks	298	(222)	301	(222)
Monitoring lines	71	(60)	71	(59)
Service portfolios and other	638	(541)	644	(542)
	2,545	(2,107)	2,574	(2,108)
Unamortized:
Trademarks and other	564	—	571	—
Intangible assets, net	$3,109	$(2,107)	$3,145	$(2,108)

Amortization of Intangible assets was $24 million and $25 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions, except percentages)	March 31, 2021		December 31, 2020
1.923% Notes due February 15, 2023	$—	(1)	$500
2.242% Notes due February 15, 2025	2,000		2,000
2.493% Notes due February 15, 2027	1,250		1,250
2.722% Notes due February 15, 2030	2,000		2,000
2.700% Notes due February 15, 2031	750		750
3.377% Notes due April 5, 2040	1,500		1,500
3.577% Notes due April 5, 2050	2,000		2,000
Other (including project financing obligations and finance leases)	307		308

Total principal long-term debt	9,807		10,308
Other (discounts and debt issuance costs) (1)	(77)		(81)
Total debt	9,730		10,227
Less: current portion of long-term debt	153		191
Long-term debt, net of current portion	$9,577		$10,036

(1) In February 2021, the Company prepaid the 1.923% Notes due in February 2023 and incurred a $17 million make-whole premium upon prepayment and wrote-off $2 million of the remaining unamortized deferred financing costs.

Revolving Credit Facility

On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on the unused commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of March 31, 2021. As of March 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

As of March 31, 2021, the Company had a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of March 31, 2021, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $46 million and $40 million of debt during the three months ended March 31, 2021 and 2020, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2021 and 2020 were $53 million and $34 million, respectively.

Debt Covenants

The Revolving Credit Facility and the indenture for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment of the Revolving Credit Facility, under which certain terms of the facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendment defers testing of the Company's consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendment also requires the Company to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. Additionally, during the Covenant Modification Period, the Company is subject to: (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of shares of its common stock and the amount of dividends the Company may pay and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of March 31, 2021, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

NOTE 6: FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement ("ASC 820"), defines fair value as the price that would be received if an asset is sold or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

•Level 1: Observable inputs such as quoted prices in active markets;
•Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The Company invests a portion of its Cash and cash equivalents in money market mutual funds with original maturities of three months or less. Foreign currency transaction exposures are managed through operational strategies and the use of foreign currency hedging contracts. The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company's Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total		Level 1	Level 2	Level 3
March 31, 2021
Recurring fair value measurement:
Money market mutual funds	$38	(1)	$—	$38	$—
Derivative assets	$6	(2)	$—	$6	$—
Derivative liabilities	$(20)	(3)	$—	$(20)	$—

December 31, 2020
Recurring fair value measurement:
Money market mutual funds	$38	(1)	$—	$38	$—
Derivative assets	$17	(2)	$—	$17	$—
Derivative liabilities	$(5)	(3)	$—	$(5)	$—

(1) Included in Cash and cash equivalents on the accompanying Unaudited Condensed Consolidated Balance Sheet
(2) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet
(3) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet

The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in the Company's Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt (excluding finance leases)	$9,720	$9,884	$10,221	$11,115

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in the Company's Unaudited Condensed Consolidated Balance Sheet:

March 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$9,884	$9,587	$—	$297

December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Current and long-term debt (excluding finance leases)	$11,115	$10,811	$—	$304

Valuation Techniques

The Company's derivative assets and liabilities are measured at fair value using internal models based on observable market inputs, such as forward, interest, contract and discount rates. As of March 31, 2021 and 2020, the project financing obligations included in Long-term debt approximate fair value.

NOTE 7: EMPLOYEE BENEFIT PLANS

The Company sponsors both funded and unfunded domestic and international defined benefit and defined contribution plans as well as other post-retirement benefit plans. In addition, the Company contributes to various domestic and international multi-employer defined benefit pension and other post-retirement benefit plans.

Contributions to the plans were as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Defined benefit plans	$24	$25
Defined contribution plans	$37	$30
Multi-employer pension plans	$5	$5

The following table illustrates the components of net periodic pension benefits for the defined benefit pension and post-retirement benefit plans:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Service cost	$7	$8
Interest cost	9	13
Expected return on plan assets	(36)	(35)
Amortization of prior service credit	1	1
Recognized actuarial net (gain) loss	8	5
Net settlement, curtailment and special termination benefit (gain) loss	—	1
Net periodic pension expense (benefit)	$(11)	$(7)

NOTE 8: GUARANTEES

The Company provides service and warranty coverage on its products and extends performance and operating cost guarantees beyond normal service and warranty coverage on certain products. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability and are largely estimated based upon historical experience. Adjustments are recorded to accruals based on claims data and historical experience. The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet, for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Balance as of January 1,	$514	$488
Warranties, performance guarantees issued and changes in estimated liability	39	35
Settlements made	(38)	(39)
Other	(1)	(3)
Balance as of March 31,	$514	$481

NOTE 9: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2021, 869,789,967 shares of common stock were issued, which includes 976,374 shares of treasury stock.

Share Repurchase Program

On February 4, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of the Company's outstanding common stock. The Company may repurchase shares from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions, subject to compliance with the Company's obligations under the TMA and the Revolving Credit Facility. The Company records repurchases under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock as a reduction to equity. The reissuance of treasury stock uses the first-in, first-out method of accounting.

For the three months ended March 31, 2021, the Company repurchased 976,374 shares of common stock for an aggregate purchase price of $38 million, which are held in Treasury stock as of March 31, 2021 as reflected on its Unaudited Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss), net of tax is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(121)	—	(121)
Amounts reclassified, pre-tax	—	9	9
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of March 31, 2021	$(312)	$(547)	$(859)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(780)	$(473)	$(1,253)
Other comprehensive income (loss) before reclassifications, net	(488)	—	(488)
Amounts reclassified, pre-tax	—	6	6
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of March 31, 2020	$(1,268)	$(468)	$(1,736)

NOTE 10: REVENUE RECOGNITION

The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefit from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally at the time of shipment. The remaining portion of the Company's performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment.

Sales disaggregated by product and service are as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Sales Type
Product	$2,147	$1,657
Service	339	302
HVAC sales	2,486	1,959

Product	892	713
Service	113	95
Refrigeration sales	1,005	808

Product	919	860
Service	385	346
Fire & Security sales	1,304	1,206

Total segment sales	4,795	3,973
Eliminations and other	(96)	(85)
Net sales	$4,699	$3,888

Contract Balances
Total contract assets and liabilities arising from contracts with customers are as follows:

(In millions)	March 31, 2021	December 31, 2020
Contract assets, current	$694	$656
Contract assets, non-current (included within Other assets)	137	98
Total contract assets	831	754

Contract liabilities, current	(545)	(512)
Contract liabilities, non-current (included within Other long-term liabilities)	(170)	(165)
Total contract liabilities	(715)	(677)
Net contract assets	$116	$77

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities. Contract assets relate to the conditional right to consideration for any completed performance under a contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. The Company recognized revenue of $189 million during the three months ended March 31, 2021 that related to the contract liabilities balance as of January 1, 2021. The Company expects a majority of its contract liability balance at the end of the period to be recognized as revenue in the next 12 months.

NOTE 11: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
HVAC	$4	$2
Refrigeration	2	—
Fire & Security	11	3
Total Segment	17	5
General corporate expenses	1	—
Total restructuring costs	$18	$5

Cost of sales	$5	$1
Selling, general and administrative	13	4
Total restructuring costs	$18	$5

The following table summarizes the reserves and charges related to restructuring actions:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Balance as of January 1,	$49	$66
Net pre-tax restructuring costs	18	5
Utilization, foreign exchange and other costs	(18)	(24)
Balance as of March 31,	$49	$47

During the three months ended March 31, 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of March 31, 2021, the Company had $49 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 12: INCOME TAXES

The Company accounts for Income tax expense in accordance with ASC 740, Income Taxes, which requires that an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended March 31, 2021 was 21.0% compared with 65.4% for the three months ended March 31, 2020. The year-over-year decrease is primarily due to the recognition of a favorable tax adjustment of $21 million resulting from a re-organization in our German subsidiaries and the absence of a prior year charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a $46 million charge resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

Income taxes through March 31, 2020 were recorded based on a "carve-out" and separate company basis. Prior to the Separation and the Distribution, the Company’s portion of income taxes for domestic and certain foreign jurisdictions were deemed settled in the period the related tax expense was recorded. After the Separation and the Distribution, the Company’s income taxes are prepared on a stand-alone basis.

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income that may be available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine whether valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain deferred tax assets.

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The U.S. Internal Revenue Service ("IRS") commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of between $15 million and $40 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

NOTE 13: EARNINGS PER SHARE

Earnings per share is computed by dividing Net income attributable to common shareowners by the weighted-average number of shares of common stock outstanding during the period (excluding treasury stock). Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive.

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Net income attributable to common shareowners	$384	$96

Basic weighted-average number of shares outstanding	869.3	866.2
Stock awards and equity units (share equivalent)	20.5	—
Diluted weighted-average number of shares outstanding	889.8	866.2

Antidilutive shares excluded from computation of diluted earnings per share	3.3	—

Earnings Per Share
Basic	$0.44	$0.11
Diluted	$0.43	$0.11

On the Distribution Date, 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and the Distribution and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. It is assumed that there are no dilutive equity instruments for the periods prior to the Separation and Distribution because there were no Carrier stock-based awards outstanding prior to the Separation and the Distribution.

NOTE 14: SEGMENT FINANCIAL DATA

The Company has three operating segments:

•The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability.

•The Refrigeration segment includes transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products.

•The Fire & Security segment provides a wide range of residential, commercial and industrial technologies and systems, and service solutions to protect people and property.

Our customers are in both the public and private sectors and our businesses reflect extensive geographic diversification. Inter-company sales between segments are immaterial.

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
HVAC	$2,486	$1,959	$365	$167
Refrigeration	1,005	808	127	99
Fire & Security	1,304	1,206	150	120
Total segment	4,795	3,973	642	386
Eliminations and other	(96)	(85)	(40)	(35)
General corporate expenses	—	—	(31)	(36)
Total Consolidated	$4,699	$3,888	$571	$315

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(In millions)	2021	2020
United States	$2,353	$2,011
International:
Europe	1,398	1,179
Asia Pacific	742	519
Other	206	179
Net sales	$4,699	$3,888

NOTE 15: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Sales to equity method investees included in Product sales	$468	$344
Purchases from equity method investees included in Cost of products sold	$75	$77

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2021	December 31, 2020
Receivables from equity method investees included in Accounts receivable, net	$197	$161
Payables to equity method investees included in Accounts payable	$45	$38

The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among other factors, the financial condition and business prospects of the investee, as well as the Company's intent with regard to the investment. During the three months ended March 31, 2020, the Company determined that indicators of impairment existed for a minority owned joint venture investment. The Company performed a valuation of this investment, which was based on the income approach using the discounted cash flow method. The Company determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and by the impact of the COVID-19 pandemic, among other factors. As a result, the Company recorded a non-cash, other-than-temporary impairment charge of $71 million on this investment during the three months ended March 31, 2020, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

NOTE 16: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental (including asbestos) and legal matters. In accordance with ASC 450, Contingencies ("ASC 450"), the Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the Company's competitive position, results of operations, cash flows or financial condition.

Environmental Matters

The Company’s operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees and the Company periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2021	December 31, 2020
Environmental reserves included in Accrued liabilities	$25	$26
Environmental reserves included in Other long-term liabilities	210	213
Total Environmental reserves	$235	$239

Asbestos Matters

The Company and its consolidated subsidiaries have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that the Company no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or have been covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period.

The Company had asbestos liabilities and related recoveries as follows:

(In millions)	March 31, 2021	December 31, 2020
Asbestos liabilities included in Accrued liabilities	$18	$17
Asbestos liabilities included in Other long-term liabilities	225	228
Total Asbestos liabilities	$243	$245

Asbestos-related recoveries included in Other assets, current	$6	$6
Asbestos-related recoveries included in Other assets	96	97
Total Asbestos-related recoveries	$102	$103

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that the Company believes are reasonable and are made with input from outside actuarial experts. Where no amount within a range of estimates is more likely, the minimum is accrued. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has recorded an insurance recovery receivable for probable asbestos-related recoveries.

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. The Complaint asserted that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974, as amended. Plaintiffs recently withdrew, with prejudice, their claims against Otis's and Carrier's current Boards of Directors. Carrier believes that the remaining claims against the Company are without merit.

Aqueous Film Forming Foam Litigation

Aqueous Film Forming Foam ("AFFF") is a firefighting foam developed in the 1970s pursuant to U.S. military specification and used to extinguish certain types of fires primarily at airports and military bases. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC acquired the National Foam and Angus Fire businesses in 2005 as part of the acquisition of Kidde, which had been operated by Carrier. In 2013, UTC divested the National Foam and Angus Fire businesses to a third party.

The Company and many other parties, including the third-party buyer of the National Foam and Angus Fire businesses, have been named as defendants in over 900 cases, including putative class actions and other lawsuits, alleging that the historic use of AFFF caused personal injuries and property damage. Additionally, several state, municipal and water utility plaintiffs have commenced litigation against the same defendants to recover remediation costs related to historic use of AFFF. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation ("MDL") transferred and consolidated all of the AFFF cases pending in the federal courts to the U.S. District Court for the District of South Carolina for pre-trial proceedings.

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

The Company and other defendants are also party to fewer than 10 cases in state court brought by oil refining companies in the U.S. alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage.

The Company and other defendants are also party to an action related to the AFFF manufacturing facility that was operated by National Foam and Angus Fire in which the plaintiff water utility seeks remediation costs related to the alleged contamination of the local water supply.

The Company believes that it has meritorious defenses to these claims and the Company is also seeking insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or reasonably estimate the damages, if any, to be allocated to the Company, if one or more plaintiffs were to prevail in these cases, and there can be no assurance that any such future exposure will not be material in any period.

Income Taxes

Under the TMA, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As of March 31, 2021, a liability of $72 million, primarily related to the Company's share of the TCJA transition tax associated with foreign undistributed earnings is included within Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Other

The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.

In the ordinary course of business, the Company is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory or treble damages or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its competitive position, results of operations, cash flows or financial condition.

NOTE 17: SUBSEQUENT EVENTS

On April 19, 2021, the Board of Directors declared a dividend of $0.12 per share of common stock payable on May 24, 2021 to shareowners of record at the close of business on May 3, 2021.

On April 19, 2021, the Company announced that it signed agreements to acquire a controlling stake in Guangdong Giwee Group and its subsidiaries ("Giwee"). Giwee is a China-based manufacturer of HVAC products, offering a portfolio of products including variable refrigerant flow, modular chillers and light commercial air conditioners. The Company expects to close its acquisition of a controlling stake of Giwee in the second quarter of 2021 (with the remainder expected to close in the third quarter of 2021), subject to customary closing conditions, including regulatory approvals.

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three months ended March 31, 2021 and 2020, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 29, 2021, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of March 31, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Hallandale Beach, Florida
April 29, 2021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary
Carrier is a leading global provider of healthy, safe and sustainable building and cold chain solutions. We operate three business segments, HVAC, Refrigeration and Fire & Security, each with strong brands and innovative products which we expect to drive future growth. Today, our portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2, Carrier Transicold and Automated Logic that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable.

Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These factors and trends include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population and the rising standards of living in emerging markets. We believe that our business segments are well positioned to benefit from favorable secular trends, including these mega-trends, and from the strength of our industry-leading brands and track record of innovation. In addition, we regularly review our markets to proactively detect trends and adapt our strategies accordingly.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. Demand for our HVAC products and services, representing our largest segment by sales, is seasonal and affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning products and services. Similarly, warmer than normal winters have the same effect on our heating products. The results of any quarterly period may not be indicative of the expected results for a full year.

Our business is also affected by changes in the general level of economic activity, such as changes in business and consumer spending, construction and shipping activity as well as short-term economic factors such as currency fluctuations, commodity prices and supply disruptions. We continue to develop and commercialize new products in order to remain competitive in our markets and use risk management strategies to mitigate various exposures. In addition, we work with our suppliers to ensure inventory levels are sufficient to meet customer demand and use pricing actions as appropriate to help mitigate inflationary pressure on the costs of commodities and components used in our products.

Separation from United Technologies Corporation
On April 3, 2020, UTC completed the Separation of Carrier into an independent, publicly traded company. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020.
In connection with the Separation, we entered into several agreements with UTC and Otis that govern various aspects of the relationship between us, UTC and Otis following the Separation and the Distribution including the TSA (which expired on March 31, 2021), the TMA, an employee matters agreement and an intellectual property agreement. Income and expense under these agreements are not material.

Our financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis and include all amounts directly attributable to Carrier. Net cash transfers and other property transferred between UTC and us, including related party receivables and payables between us and other UTC affiliates, are presented as Net transfers to UTC. In addition, the financial statements include allocations of costs for administrative functions and services performed on our behalf by centralized groups within UTC. All allocations and estimates in the Unaudited Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. Our financial statements for the periods subsequent to April 3, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company.
Impact of the COVID-19 Pandemic
In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, we temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, we took several preemptive actions during the year to manage liquidity as demand for our products decreased. Despite the continued adverse impacts of the pandemic on our results since the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020 including the reinstatement of annual merit-based salary increases and continued investment to support our core strategy.

We continue to focus our efforts on preserving the health and safety of our employees and customers as well as maintaining the continuity of our operations. In addition, we continue to actively monitor our liquidity position and working capital needs and believe that our overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, management's judgments could change. While our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

Consolidated Results

	For the Three Months Ended March 31,
(In millions)	2021	2020	Period Change	% Change
Net sales	$4,699	$3,888	$811	21%
Cost of products and services sold	(3,305)	(2,766)	(539)	19%
Gross margin	1,394	1,122	272	24%
Operating expenses	(823)	(807)	(16)	2%
Operating profit	571	315	256	81%
Non-operating income (expenses), net	(75)	(20)	(55)	275%
Income from operations before income taxes	496	295	201	68%
Income tax expense	(104)	(193)	89	(46)%
Net income from operations	392	102	290	284%
Less: Non-controlling interest in subsidiaries' earnings from operations	8	6	2	33%
Net income attributable to common shareowners	$384	$96	$288	300%

Net Sales

For the three months ended March 31, 2021, Net sales were $4.7 billion, a 21% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Organic	17%
Foreign currency translation	4%
Total % change	21%

We continue to be impacted by the current economic environment brought about by the COVID-19 global pandemic. However, strong operational performance and continued improvement in the global economic climate during the quarter increased organic sales by 17%. The organic increase was primarily driven by our HVAC segment with continued strong results for North

America residential and improved end-markets in Europe and China for commercial HVAC. Strong results in both our Refrigeration segment and our Fire & Security segment were also driven by improved global end-markets compared with the prior year period. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended March 31, 2021, Gross margin was $1.4 billion, a 24% increase compared with the same period of 2020.

	For the Three Months Ended March 31,
(In millions)	2021	2020
Net sales	$4,699	$3,888
Cost of products and services sold	(3,305)	(2,766)
Gross margin	$1,394	$1,122
Percentage of net sales	29.7%	28.9%

The increase in Gross margin was primarily driven by strong operational performance and continued improvement in the global economic climate during the current period. Higher volumes in each of our segments outpaced operational costs due to continued cost containment initiatives as well as improved material and factory productivity actions. These amounts were partially offset by the rising cost for commodities and components used in our products, certain supply chain inefficiencies and freight costs. As a result, gross margin as a percentage of Net sales increased by 80 basis points compared with the same period of 2020.

Operating Expenses
For the three months ended March 31, 2021, operating expenses, including Equity method investment net earnings, were $823 million, a 2% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Selling, general and administrative	$(743)	$(692)
Research and development	(121)	(98)
Equity method investment net earnings	38	29
Other income (expense), net	3	(46)
Total operating expenses	$(823)	$(807)
Percentage of net sales	17.5%	20.8%

For the three months ended March 31, 2021, Selling, general and administrative expenses were $743 million, a 7% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending and temporarily closing or limiting the presence of our workforce in our facilities. These amounts were partially offset by $45 million of Separation related costs during the three months ended March 31, 2020. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation and benefit charges related to variable compensation, restructuring charges and unfavorable foreign currency movements in the current period further contributed to the year-over-year increase.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future refrigerant regulation changes and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2021, Equity method investment net earnings were $38 million, a 31%

increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in the Middle East and North America as end-markets improved compared with the prior period. These amounts were partially offset by a change in the estimated cost of a product trouble matter and the reduction in earnings resulting from the sale of our investment in Beijer REF AB in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended March 31, 2020, Other income (expense), net included a $71 million other-than-temporary impairment charge in 2020 on a minority-owned joint venture investment.

Non-Operating Income (Expenses), net

For the three months ended March 31, 2021, Non-operating income (expenses), net were $75 million, a 275% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Non-service pension (expense) benefit	$18	$17

Interest expense	$(96)	$(38)
Interest income	3	1
Interest (expense) income, net	$(93)	$(37)

Non-operating income (expenses), net	$(75)	$(20)

Non-operating income (expenses), net include the results from activities other than normal business operations such as interest expense and interest income and the components of net periodic benefit cost for pension and post-retirement obligations.

Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended March 31, 2021 Interest expense was $96 million, a 153% increase compared with the same period in 2020. In connection with the Separation and the Distribution, we issued $11.0 billion of long-term debt in February 2020. As a result, interest expense during the three months ended March 31, 2020 only included interest expense incurred after the issuance date. In addition, during the three months ended March 31, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	For the Three Months Ended March 31,
	2021	2020
Effective tax rate	21.0%	65.4%

The decrease in the effective tax rate for the three months ended March 31, 2021 is primarily due to the recognition of a favorable tax adjustment of $21 million resulting from a re-organization in our German subsidiaries and the absence of a prior year charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward and a $46 million charge resulting from our decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

SEGMENT REVIEW

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

We have three operating segments:
•The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, energy efficiency and sustainability.
•The Refrigeration segment includes transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail, as well as commercial refrigeration products.
•The Fire & Security segment provides a wide range of residential, commercial and industrial technologies and systems and services solutions to protect people and property.

We determine our segments based on how our Chief Executive Officer, who is the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments based on Net sales and Operating profit. Adjustments to reconcile segment reporting to the consolidated results are included in "Eliminations and other and General corporate expenses."

Summary performance for each of our segments for the three months ended March 31, 2021 and 2020 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020	2021	2020
HVAC	$2,486	$1,959	$365	$167	14.7%	8.5%
Refrigeration	1,005	808	127	99	12.6%	12.3%
Fire & Security	1,304	1,206	150	120	11.5%	10.0%
Total segment	4,795	3,973	642	386	13.4%	9.7%
Eliminations and other	(96)	(85)	(40)	(35)
General corporate expenses	—	—	(31)	(36)
Total Consolidated	$4,699	$3,888	$571	$315	12.2%	8.1%

HVAC Segment

For the three months ended March 31, 2021, Net sales in our HVAC segment were $2.5 billion, a 27% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	25%
Foreign currency translation	2%
Total % change in Net sales	27%

The organic increase in Net sales of 25% was driven by strong results across each of the segment's product lines. Increased sales in our North America residential and light commercial HVAC business (33%) were driven by new construction, the ongoing stay-at-home workforce and higher levels of distributor stocking. Increased sales in our Commercial HVAC business (16%) benefited from the gradual improvement in the global economic environment as our end markets continue to improve from the prior year impacts of the COVID-19 pandemic. In addition, continued growth in our business, particularly in Europe and China, supported improved results.

For the three months ended March 31, 2021, Operating profit in our HVAC segment was $365 million, a 119% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	84%
Acquisitions and divestitures, net	(4)%
Restructuring	(1)%
Other	40%
Total % change in Operating profit	119%

The increase in operational profit was primarily attributable to higher sales volumes in the North America residential and light commercial HVAC and the commercial HVAC businesses compared with the prior year period. In addition, favorable productivity initiatives benefited logistics and material costs, while higher income from equity method investments benefited operational profit. These amounts were partially offset by higher selling, general and administrative costs and research and development activities during the current period.

For the three months ended March 31, 2020, we realized a non-cash other-than-temporary impairment charge of $71 million related to a minority-owned joint venture. The charge was driven by a deterioration in the oil and gas industry (the joint venture's primary market) as well as the impact of the COVID-19 pandemic and was recorded within Other.

Refrigeration Segment

For the three months ended March 31, 2021, Net sales in our Refrigeration segment were $1.0 billion, a 24% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	19%
Foreign currency translation	5%
Total % change in Net sales	24%

The organic increase in Net sales of 19% was driven by the gradual improvement in the global economic environment as our end markets continue to improve from the prior year impacts of the COVID-19 pandemic. Transport refrigeration sales (22%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation and COVID-19 vaccine-related cargo monitoring. Commercial refrigeration sales (12%) also increased due to a rebound in demand.

For the three months ended March 31, 2021, Operating profit in our Refrigeration segment was $127 million, a 28% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	26%
Foreign currency translation	5%
Restructuring	(2)%
Other	(1)%
Total % change in Operating profit	28%

The increase in operational profit was primarily attributable to higher sales volumes compared with the prior year period which was heavily impacted by the COVID-19 pandemic. In addition, favorable productivity initiatives benefited material and factory costs. These amounts were partially offset by higher selling, general and administrative costs and research and development activities during the current period.

Fire & Security Segment

For the three months ended March 31, 2021, Net sales in our Fire & Security segment were $1.3 billion, an 8% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	3%
Foreign currency translation	5%
Total % change in Net sales	8%

The organic increase in Net sales of 3% was driven by the gradual improvement in the global economic environment as our end markets continued to improve from the prior year impacts of the COVID-19 pandemic. Field service sales (4%) benefited from improved end-markets in regions heavily impacted by COVID-19 including Europe and Asia. An increase in product sales (3%) was primarily driven by improvements in China, which was impacted by shutdowns related to COVID-19 in the prior period. In addition, stronger residential and commercial sales were partially offset by lower demand from the hospitality and oil and gas industries.

For the three months ended March 31, 2021, Operating profit in our Fire & Security segment was $150 million, a 25% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	28%
Foreign currency translation	4%
Restructuring	(7)%
Total % change in Operating profit	25%

The increase in operational profit was primarily attributable to higher sales volumes compared with the prior year period which was heavily impacted by the COVID-19 pandemic. In addition, favorable productivity initiatives benefited material and factory costs. These amounts were partially offset by higher selling, general and administrative costs and research and development activities during the current period.

Eliminations and other and General corporate expenses

Eliminations and other reflects the elimination of sales, other income and operating profit resulting from activity between segments, net hedging and foreign exchange-related gains and losses, as well as other infrequently occurring items, such as acquisition or divestiture transaction costs. In addition, Eliminations and other includes asbestos-related costs and recoveries associated with the settlement and defense of potential future claims, insurance settlements and revisions in the estimated liability for potential future claims.

General corporate expenses include various costs incurred to operate the organization including human resources, accounting, legal and tax. Prior to the Separation and the Distribution, General corporate expenses include the allocation of costs from UTC which are not indicative of our future expenses as a public company.

The following table presents the impact of Eliminations and other and General corporate expenses on Net sales and Operating profit for the three months ended March 31, 2021 compared with the three months ended March 31, 2020:

	Net Sales		Operating Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Eliminations and other	$(96)	$(85)	$(40)	$(35)
General corporate expenses	$—	$—	$(31)	$(36)

For the three months ended March 31, 2021, the impact of Eliminations and other on Operating Profit was $40 million. The year-over-year increase in costs was primarily related to higher research and development costs, higher deferred compensation charges and inter-segment profit elimination, which were partially offset by lower separation-related costs.

For the three months ended March 31, 2021, the impact of General corporate expenses on Operating Profit was $31 million. The year-over-year decrease in costs was primarily related to the reduction of separation-related costs.

LIQUIDITY AND FINANCIAL CONDITION

We assess liquidity in terms of our ability to generate adequate amounts of cash necessary to fund our current and future cash requirements. In doing so, we review and analyze our cash on hand and our working capital to ensure that we have adequate liquidity to support our business and strategic initiatives. We rely on operating cash flows as our primary source of liquidity. In addition, we have access to other sources of capital to finance our strategic initiatives and fund growth.

As of March 31, 2021, we had cash and cash equivalents of $2.6 billion, of which approximately 32% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2021 and December 31, 2020, the amount of such restricted cash was approximately $4 million and $4 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. This Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments and borrowings are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of March 31, 2021. As of March 31, 2021, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

We believe that our available cash and operating cash flows will be sufficient to meet our future operating cash needs. Our committed credit facilities and access to the debt and equity markets provide additional sources of short-term and long-term capital to fund current operations, debt maturities and future investment opportunities. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of credit ratings, (2) the liquidity of the overall capital markets and (3) the state of the economy, including the impact of the COVID-19 pandemic. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.

The following table presents our credit ratings and outlook as of March 31, 2021:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Negative
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable

(1) The long-term rating for S&P was affirmed on June 15, 2020, and for Moody's on June 16, 2020. Fitch's long-term rating was issued on June 11, 2020.
(2) S&P revised its outlook to negative from stable on June 15, 2020.

The following table contains several key measures of our financial condition and liquidity:

(In millions, except percentages)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2,599	$3,115
Total debt	$9,730	$10,227
Total equity	$6,818	$6,578

Net debt (total debt less cash and cash equivalents)	$7,131	$7,112
Total capitalization (total debt plus total equity)	$16,548	$16,805
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,949	$13,690
Total debt to total capitalization	59%	61%
Net debt to net capitalization	51%	52%

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with final maturity dates ranging between 2025 and 2050. Interest payments related to indebtedness are expected to approximate $286 million per year, reflecting an approximate weighted-average interest rate of 2.8%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

On February 4, 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of our outstanding common stock. Share repurchases may take place from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions, subject to compliance with our obligations under the TMA and our Revolving Credit Facility. For the three months ended March 31, 2021, we repurchased 976,374 shares of our common stock for an aggregate purchase price of $38 million which are held in Treasury stock as of March 31, 2021, as reflected on our Unaudited Condensed Consolidated Balance Sheet.

We paid dividends on common stock of $0.12 per share during the three months ended March 31, 2021, totaling $104 million. On April 19, 2021, our Board of Directors declared a dividend of $0.12 per share of common stock payable on May 24, 2021 to shareowners of record at the close of business on May 3, 2021.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Unaudited Condensed Consolidated Statement of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$184	$47
Investing activities	(49)	(128)
Financing activities	(643)	(76)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(28)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(517)	$(185)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income from operations in the current period and improved working capital balances. Higher outstanding accounts payable balances driven by the timing of raw material purchases and vendor payments more than offset the seasonal increase in inventory and higher accounts receivable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2021, net cash used in investing activities was $49 million. The primary driver of the outflow related to capital expenditures of $53 million. During the three months ended March 31, 2020, net cash used in financing activities was $128 million. The primary driver of the outflow related to the settlement of derivative contracts of $95 million and capital expenditures of $48 million.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the three months ended March 31, 2021, net cash used in financing activities was $643 million. The primary driver of the outflow related to the redemption of long-term debt of $500 million. In addition, we paid $104 million in dividends to our common shareowners and paid $36 million to repurchase shares of our common stock. During the three months ended March 31, 2020, net cash used in financing activities was $76 million. The primary driver of the outflow related to the payment of short-term borrowings and long-term debt.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2020. There have been no material changes for the three months ended March 31, 2021 to our off-balance sheet arrangements and contractual obligations disclosed in our 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2021. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Marketing Risk and Risk Management" in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flows, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, our strategies or transactions, the estimated costs associated with the Separation, our plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which we and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19 and its effects, among other things, on production and on global supply, demand and distribution as the outbreak continues and results in a prolonged period of travel, commercial and other restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure and credit ratings;
•the timing and scope of future repurchases of our common stock, including market conditions and the level of other investing activities and uses of cash;
•delays and disruption in the delivery of materials and services from suppliers;
•cost reduction efforts and restructuring costs and savings and other consequences thereof;
•new business and investment opportunities;
•risks resulting from being a smaller, less diversified company than prior to the Separation and the Distribution;
•the outcome of legal proceedings, investigations and other contingencies;
•the impact of pension plan assumptions on future cash contributions and earnings;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. (including in connection with the new administration in Washington, D.C.) and other countries in which we and our businesses operate, including the effect of changes in U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes (including potentially as a result of the new administration in Washington, D.C.) in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and our businesses operate;
•our ability to retain and hire key personnel;
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
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed our estimates; and
•the impact of the Separation on our business and our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

The above list of factors is not exhaustive or necessarily in order of importance. In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See Note 16 – Commitments and Contingent Liabilities, in the "Notes to Unaudited Condensed Consolidated Financial Statements" and "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," in this Form 10-Q and the sections titled "Legal Proceedings" and "Risk Factors" in our 2020 Form 10-K. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16 – Commitments and Contingent Liabilities in the Notes to the "Unaudited Condensed Consolidated Financial Statements" for information regarding legal proceedings.

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2020 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended March 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2021
January 1 - January 31	—	$—	—	$350.0
February 1 - February 28	263	$37.04	263	$340.3
March 1 - March 31	713	$38.90	713	$312.5
Total	976	$38.40	976

(1) Excludes broker commissions.

Share repurchases under the program may take place from time to time, subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under the TMA and our Revolving Credit Facility. On February 4, 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of Carrier's outstanding common stock.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Schedule of Terms for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*
10.2	Form of Award Agreement for 2021 Performance Share Unit Awards granted under Carrier Global Corporation 2020 Long-Term Incentive Plan*
10.3	Letter Agreement, dated April 19, 2021, by and between Carrier Global Corporation and John V. Faraci*
10.4
Carrier Global Corporation Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2021, File No. 001-39220)

15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20210331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20210331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20210331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20210331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20210331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20210331_pre.xml)

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	April 29, 2021	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 29, 2021	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)