Form 10-Q
period 2021-06-30
CARRIER GLOBAL Corp
filed 2021-07-29
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2021, there were 867,701,396 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2021

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales
Product sales	$4,584	$3,275	$8,448	$6,422
Service sales	856	697	1,691	1,438
Total Net sales	5,440	3,972	10,139	7,860
Costs and expenses
Cost of products sold	(3,235)	(2,343)	(5,959)	(4,580)
Cost of services sold	(586)	(488)	(1,167)	(1,017)
Research and development	(125)	(94)	(246)	(192)
Selling, general and administrative	(813)	(637)	(1,556)	(1,329)
Total Costs and expenses	(4,759)	(3,562)	(8,928)	(7,118)
Equity method investment net earnings	87	57	125	86
Other income (expense), net	15	(25)	18	(71)
Operating profit	783	442	1,354	757
Non-service pension (expense) benefit	19	14	37	31
Interest (expense) income, net	(71)	(81)	(164)	(118)
Income from operations before income taxes	731	375	1,227	670
Income tax (expense) benefit	(234)	(106)	(338)	(299)
Net income from operations	497	269	889	371
Less: Non-controlling interest in subsidiaries' earnings from operations	10	8	18	14
Net income attributable to common shareowners	$487	$261	$871	$357

Earnings per share
Basic	$0.56	$0.30	$1.00	$0.41
Diluted	$0.55	$0.30	$0.98	$0.41

Weighted-average number of shares outstanding
Basic	868.7	866.2	869.0	866.2
Diluted	890.9	870.9	890.4	870.9
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income from operations	$497	$269	$889	$371
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during period	59	251	(62)	(239)
Pension and post-retirement benefit plan adjustments	6	7	13	12
Other comprehensive income (loss), net of tax	65	258	(49)	(227)
Comprehensive income (loss)	562	527	840	144
Less: Comprehensive income (loss) attributable to non-controlling interest	10	9	18	13
Comprehensive income (loss) attributable to common shareowners	$552	$518	$822	$131
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,630	$3,115
Accounts receivable, net	3,128	2,781
Contract assets, current	695	656
Inventories, net	1,885	1,629
Other assets, current	416	343
Total current assets	8,754	8,524
Future income tax benefits	461	449
Fixed assets, net	1,837	1,810
Operating lease right-of-use assets	786	788
Intangible assets, net	1,071	1,037
Goodwill	10,279	10,139
Pension and post-retirement assets	635	554
Equity method investments	1,572	1,513
Other assets	343	279
Total Assets	$25,738	$25,093

Liabilities and Equity
Accounts payable	$2,362	$1,936
Accrued liabilities	2,541	2,471
Contract liabilities, current	576	512
Current portion of long-term debt	125	191
Total current liabilities	5,604	5,110
Long-term debt	9,600	10,036
Future pension and post-retirement obligations	511	524
Future income tax obligations	556	479
Operating lease liabilities	635	642
Other long-term liabilities	1,712	1,724
Total Liabilities	18,618	18,515
Commitments and contingent liabilities (Note 18)
Equity
Common stock	9	9
Treasury stock	(130)	—
Additional paid-in capital	5,366	5,345
Retained earnings	2,305	1,643
Accumulated other comprehensive loss	(794)	(745)
Non-controlling interest	364	326
Total Equity	7,120	6,578
Total Liabilities and Equity	$25,738	$25,093
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2019	$15,355	$(1,253)	$—	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	—	6	102
Other comprehensive income (loss), net of tax	—	(483)	—	—	—	—	(2)	(485)
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Net transfers to UTC	(11,014)	—	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	—	(4)
Balance as of March 31, 2020	$4,433	$(1,736)	$—	$—	$—	$—	$329	$3,026
Net income	—	—	—	—	—	261	8	269
Other comprehensive income (loss), net of tax	—	257	—	—	—	—	1	258
Dividends declared on common stock (1)	—	—	—	—	—	(70)	—	(70)
Shares issued under incentive plans, net	—	—	—	—	24	—	—	24
Net transfers from UTC	859	—	—	—	—	—	—	859
Reclassification of UTC Net investment to Common stock and Additional paid-in capital	(5,292)	—	9	—	5,283	—	—	—
Balance as of June 30, 2020	$—	$(1,479)	$9	$—	$5,307	$191	$338	$4,366

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	—	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$—	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818
Net income	—	—	—	—	—	487	10	497
Other comprehensive income (loss), net of tax	—	65	—	—	—	—	—	65
Dividends declared on common stock (2)	—	—	—	—	—	(209)	—	(209)
Shares issued under incentive plans, net	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Acquisition of non-controlling interest	—	—	—	—	—	—	46	46
Treasury stock repurchase	—	—	—	(92)	—	—	—	(92)
Balance as of June 30, 2021	$—	$(794)	$9	$(130)	$5,366	$2,305	$364	$7,120

(1) Cash dividends declared were $0.08 per share for the three months ended June 30, 2020.
(2) Cash dividends declared were $0.24 per share for the three months ended June 30, 2021.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2021	2020
Operating Activities
Net income from operations	$889	$371
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	168	159
Deferred income tax provision	33	135
Stock-based compensation costs	40	35
Equity method investment net earnings	(125)	(86)
Distributions from equity method investments	42	49
Impairment charge on minority-owned joint venture investments	—	72
Changes in operating assets and liabilities
Accounts receivable, net	(288)	27
Contract assets, current	(41)	(140)
Inventories, net	(210)	(325)
Other assets, current	(27)	32
Accounts payable and accrued liabilities	368	152
Contract liabilities, current	42	37
Defined benefit plan contributions	(27)	(27)
Other operating activities, net	(119)	65
Net cash flows provided by (used in) operating activities	745	556

Investing Activities
Capital expenditures	(132)	(94)
Investment in businesses, net of cash acquired	(167)	—
Dispositions of businesses	1	—
Settlement of derivative contracts, net	(6)	(23)
Other investing activities, net	3	14
Net cash flows provided by (used in) investing activities	(301)	(103)

Financing Activities
Increase (decrease) in short-term borrowings, net	(13)	(17)
Issuance of long-term debt	74	11,734
Repayment of long-term debt	(605)	(36)
Repurchases of common stock	(130)	—
Dividends paid on common stock	(209)	—
Dividends paid to non-controlling interest	(30)	(8)
Net transfers to UTC	—	(10,359)
Other financing activities, net	15	1
Net cash flows provided by (used in) financing activities	(898)	1,315
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(17)
Net increase (decrease) in cash and cash equivalents and restricted cash	(456)	1,751
Cash, cash equivalents and restricted cash, beginning of period	3,120	957
Cash, cash equivalents and restricted cash, end of period	2,664	2,708
Less: restricted cash	34	4
Cash and cash equivalents, end of period	$2,630	$2,704

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

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

In connection with the Separation, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis following the Separation and the Distribution, including a transition services agreement ("TSA"), a tax matters agreement ("TMA"), an employee matters agreement and an intellectual property agreement that cover services such as information technology, tax, finance and human resources. In addition, the Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations and totaled $3 million and $23 million for the three months ended June 30, 2021 and 2020, respectively. Costs for the six months ended June 30, 2021 and 2020 were $19 million and $68 million, respectively. The TSA expired on March 31, 2021.

Impact of the COVID-19 Pandemic

In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, the Company temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, the Company took several preemptive actions during 2020 to manage liquidity as demand for its products decreased. Despite the adverse impacts of the pandemic on the Company’s results beginning in the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020, including the reinstatement of annual merit-based salary increases and continued investment to support the Company's core strategy.

The Company continues to focus its efforts on preserving the health and safety of its employees and customers as well as maintaining the continuity of its operations. In addition, the Company continues to actively monitor its liquidity position and working capital needs and believes that its overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, management's judgments could change. While the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies certain aspects of income tax accounting guidance in ASC 740, Income Taxes ("ASC 740") reducing the complexity of its application while maintaining or improving the usefulness of the information required to be reported. The ASU eliminates certain exceptions from ASC 740 including: intra-period tax allocation, deferred tax liabilities related to outside basis differences and year-to-date loss in interim periods, among others. ASU 2019-12 was effective for periods beginning after December 15, 2020, including interim periods therein with early adoption permitted. The Company adopted this ASU on January 1, 2021 with no material impact on the Unaudited Condensed Consolidated Financial Statements.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

The major classes of inventory are as follows:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$478	$363
Work-in-process	190	143
Finished goods	1,217	1,123
Inventories, net	$1,885	$1,629

The Company performs periodic assessments to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to estimated realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $189 million and $183 million as of June 30, 2021 and December 31, 2020, respectively.

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

The changes in the carrying amount of goodwill are as follows:

(In millions)		HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2020		$5,489	$1,251	$3,399	$10,139
Goodwill resulting from business combinations	(1)	175	—	—	175
Foreign currency translation		(19)	(4)	(12)	(35)
Balance as of June 30, 2021		$5,645	$1,247	$3,387	$10,279
(1) See Note 15 - Business Acquisitions and Dispositions for more information.

Indefinite-lived intangible assets are tested and reviewed annually for impairment during the third quarter or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets are comprised of the following:

	June 30, 2021			December 31, 2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,593	$(1,302)	$291	$1,558	$(1,285)	$273
Patents and trademarks	300	(227)	73	301	(222)	79
Monitoring lines	72	(61)	11	71	(59)	12
Service portfolios and other	683	(550)	133	644	(542)	102
	2,648	(2,140)	508	2,574	(2,108)	466
Unamortized:
Trademarks and other	563	—	563	571	—	571
Intangible assets, net	$3,211	$(2,140)	$1,071	$3,145	$(2,108)	$1,037

Amortization of intangible assets was $25 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $49 million and $50 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions, except percentages)	June 30, 2021		December 31, 2020
1.923% Notes due February 15, 2023	$—	(1)	$500
2.242% Notes due February 15, 2025	2,000		2,000
2.493% Notes due February 15, 2027	1,250		1,250
2.722% Notes due February 15, 2030	2,000		2,000
2.700% Notes due February 15, 2031	750		750
3.377% Notes due April 5, 2040	1,500		1,500
3.577% Notes due April 5, 2050	2,000		2,000
Total long-term Notes	9,500		10,000
Other debt (including project financing obligations and finance leases)	300		308
Discounts and debt issuance costs	(75)		(81)
Total debt	9,725		10,227
Less: current portion of long-term debt	125		191
Long-term debt, net of current portion	$9,600		$10,036
(1) In February 2021, the Company prepaid the 1.923% Notes due in February 2023 and incurred a $17 million make-whole premium upon prepayment and wrote-off $2 million of the remaining unamortized deferred financing costs.

Revolving Credit Facility

On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of June 30, 2021. As of June 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

As of June 30, 2021, the Company had a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2021, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $71 million and $75 million of debt during the six months ended June 30, 2021 and 2020, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2021 and 2020 were $83 million and $36 million, respectively.

Debt Covenants

The Revolving Credit Facility and the indenture for the long-term notes contain affirmative and negative covenants customary for financings of these types which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment of the Revolving Credit Facility, under which certain terms of the facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification Period"). The Company may terminate the Covenant Modification Period prior to December 30, 2021, subject to the satisfaction of certain conditions. The amendment deferred testing of the Company's consolidated total net leverage ratio financial covenant until June 30, 2021 and increases the consolidated total net leverage ratio limit until December 31, 2021. The amendment also required the Company to maintain liquidity at a certain level until the earlier of (1) June 29, 2021 and (2) the last day of the Covenant Modification Period. As of June 30, 2021 the requirement to test the Company's consolidated total net leverage ratio was reinstated, and there is no remaining requirement to maintain liquidity at a certain level. Additionally, during the Covenant Modification Period, the Company is subject to: (a) limitations on the incurrence of subsidiary indebtedness, (b) limitations on the making of restricted payments, including purchases by the Company of shares of its common stock and the amount of dividends the Company may pay and (c) a "most favored nations" provision related to certain terms of any committed credit facility in an amount greater than $100 million. As of June 30, 2021, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates. The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company's Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total		Level 1	Level 2	Level 3
June 30, 2021
Derivative assets	$3	(1)	$—	$3	$—
Derivative liabilities	$(3)	(2)	$—	$(3)	$—

December 31, 2020
Derivative assets	$17	(1)	$—	$17	$—
Derivative liabilities	$(5)	(2)	$—	$(5)	$—
(2) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet
(3) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet

The Company's long-term debt is measured at fair value based on observable market inputs which are considered Level 1 within the fair value hierarchy. The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in the Company's Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Long-term Notes (1)	$9,500	$9,930	$10,000	$10,811

(1) Excludes debt discount and issuance costs

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term nature of these accounts and would be classified as Level 1 in the fair value hierarchy. The Company's financing leases and project financing obligations, included in Long-term debt, approximate fair value and are classified as Level 3 in the fair value hierarchy.

NOTE 7: EMPLOYEE BENEFIT PLANS

The Company sponsors both funded and unfunded domestic and international defined benefit and defined contribution plans as well as other post-retirement benefit plans. In addition, the Company contributes to various domestic and international multi-employer defined benefit pension and other post-retirement benefit plans.

Contributions to the plans were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Defined benefit plans	$3	$2	$27	$27
Defined contribution plans	$30	$25	$67	$55
Multi-employer pension plans	$7	$5	$12	$10

The following table illustrates the components of net periodic pension benefits for the defined benefit pension and post-retirement benefit plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$7	$7	$14	$15
Interest cost	10	13	19	26
Expected return on plan assets	(37)	(34)	(73)	(69)
Amortization of prior service credit	—	—	1	1
Recognized actuarial net (gain) loss	8	5	16	10
Net settlement, curtailment and special termination benefit (gain) loss	—	—	—	1
Net periodic pension expense (benefit)	$(12)	$(9)	$(23)	$(16)

NOTE 8: STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation - Stock Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company's stock-based compensation plans include programs for stock appreciation rights, restricted stock units and performance share units.

Stock-based compensation expense is included in Selling, general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations. The expense recognized was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Equity settled	$21	$22	$40	$35
Cash settled	6	4	10	(1)
Total stock-based compensation expense	$27	$26	$50	$34

Prior to the Separation and the Distribution, the Company participated in UTC's long-term incentive plans, which authorized various types of market and performance-based incentive awards. For these periods, stock-based compensation expense was allocated to the Company from UTC based upon direct employee headcount. In connection with the Separation and the

Distribution, all awards were converted into Carrier stock-based awards with unvested awards converted to preserve their intrinsic value immediately before and after the Separation.

NOTE 9: GUARANTEES

The Company provides service and warranty coverage on its products and extends performance and operating cost guarantees beyond normal service and warranty coverage on certain products. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability and are estimated based upon historical experience. Adjustments are recorded to accruals based on claims data and historical experience. The changes in the carrying amount of service and product warranties and product performance guarantees, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet, are as follows:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Balance as of January 1,	$514	$488
Warranties, performance guarantees issued and changes in estimated liability	89	105
Settlements made	(80)	(92)
Balance as of June 30,	$523	$501

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2021, 870,754,214 shares of common stock were issued, which includes 3,053,847 shares of treasury stock.

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

The Company repurchased 2.1 million shares and 3.1 million shares of common stock for an aggregate purchase price of $92 million and $130 million for the three and six months ended June 30, 2021, respectively, which are held in Treasury stock as of June 30, 2021 as reflected on its Unaudited Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2021	$(312)	$(547)	$(859)
Other comprehensive income (loss) before reclassifications, net	59	—	59
Amounts reclassified, pre-tax	—	8	8
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of June 30, 2021	$(253)	$(541)	$(794)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2020	$(1,268)	$(468)	$(1,736)
Other comprehensive income (loss) before reclassifications, net	250	2	252
Amounts reclassified, pre-tax	—	6	6
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(62)	—	(62)
Amounts reclassified, pre-tax	—	17	17
Tax benefit reclassified	—	(4)	(4)
Balance as of June 30, 2021	$(253)	$(541)	$(794)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(780)	$(473)	$(1,253)
Other comprehensive income (loss) before reclassifications, net	(238)	2	(236)
Amounts reclassified, pre-tax	—	12	12
Tax benefit reclassified	—	(2)	(2)
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)

NOTE 11: REVENUE RECOGNITION

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

Sales disaggregated by product and service are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Sales Type
Product	$2,757	$1,976	$4,904	$3,633
Service	363	315	702	617
HVAC sales	3,120	2,291	5,606	4,250

Product	915	609	1,807	1,322
Service	106	91	219	186
Refrigeration sales	1,021	700	2,026	1,508

Product	1,012	762	1,931	1,622
Service	391	295	776	641
Fire & Security sales	1,403	1,057	2,707	2,263

Total segment sales	5,544	4,048	10,339	8,021
Eliminations and other	(104)	(76)	(200)	(161)
Net sales	$5,440	$3,972	$10,139	$7,860

Contract Balances

Total contract assets and liabilities arising from contracts with customers are as follows:

(In millions)	June 30, 2021	December 31, 2020
Contract assets, current	$695	$656
Contract assets, non-current (included within Other assets)	166	98
Total contract assets	$861	$754

Contract liabilities, current	(576)	(512)
Contract liabilities, non-current (included within Other long-term liabilities)	(171)	(165)
Total contract liabilities	(747)	(677)
Net contract assets	$114	$77

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities. Contract assets relate to the conditional right to consideration for any completed performance under a contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is conditioned upon transfer of a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. The Company recognized revenue of $100 million during the six months ended June 30, 2021 that related to contract liabilities as of January 1, 2021. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
HVAC	$7	$1	$11	$3
Refrigeration	3	3	5	3
Fire & Security	9	6	20	9
Total Segment	19	10	36	15
General corporate expenses	2	1	3	1
Total restructuring costs	$21	$11	$39	$16

Cost of sales	$6	$5	$11	$6
Selling, general and administrative	15	6	28	10
Total restructuring costs	$21	$11	$39	$16

The following table summarizes the reserves and charges related to restructuring actions:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Balance as of January 1,	$49	$66
Net pre-tax restructuring costs	39	16
Utilization, foreign exchange and other	(40)	(35)
Balance as of June 30,	$48	$47

During the six months ended June 30, 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of June 30, 2021, the Company had $48 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, which requires that an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended June 30, 2021 was 32.0% compared with 28.2% for the three months ended June 30, 2020. The period-over-period increase is primarily due to a $43 million deferred tax charge as a result of a tax rate increase enacted on June 10, 2021, with an effective date of April 2023, from 19% to 25% in the United Kingdom.

The effective tax rate for the six months ended June 30, 2021 was 27.5% compared with 44.6% for the six months ended June 30, 2020. The year-over-year decrease is primarily due to the absence of a prior year charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a $46 million charge resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. The six months ended June 30, 2021 included a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom, partially offset by the recognition of a favorable tax adjustment of $21 million resulting from a re-organization in our German subsidiaries.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The U.S. Internal Revenue Service ("IRS") commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of between $20 million and $35 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

NOTE 14: EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to common shareowners	$487	$261	$871	$357

Basic weighted-average number of shares outstanding	868.7	866.2	869.0	866.2
Stock awards and equity units (share equivalent)	22.2	4.7	21.4	4.7
Diluted weighted-average number of shares outstanding	890.9	870.9	890.4	870.9

Antidilutive shares excluded from computation of diluted earnings per share	3.1	30.9	3.1	30.9

Earnings Per Share
Basic	$0.56	$0.30	$1.00	$0.41
Diluted	$0.55	$0.30	$0.98	$0.41

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

NOTE 15: BUSINESS ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2021, the Company acquired consolidated and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $167 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with these transactions totaled $94 million and primarily related to customer relationships, technology assets and a non-compete agreement. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $175 million.

Acquisition of Giwee Group Co.

On June 1, 2021, the Company acquired a 70% controlling stake in Guangdong Giwee Group and its subsidiaries ("Giwee"). Giwee is a China-based manufacturer of HVAC products, offering a portfolio of products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee are reported within the HVAC segment as of the date of acquisition. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

The excess of the purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $168 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value, which consisted of the following:

(in millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	14	$52
Technology	10	34
Non-compete agreement	5	8
Total intangible assets acquired		$94

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rate, customer attrition rates and royalty rates. The projected future cash flows are discounted to present value using an appropriate discount rate. As of June 30, 2021, the Company has not finalized the process of allocating the purchase price and valuing the acquired assets and liabilities for the Giwee acquisition.

NOTE 16: SEGMENT FINANCIAL DATA

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
HVAC	$3,120	$2,291	$573	$358
Refrigeration	1,021	700	123	61
Fire & Security	1,403	1,057	148	106
Total segment	5,544	4,048	844	525
Eliminations and other	(104)	(76)	(23)	(56)
General corporate expenses	—	—	(38)	(27)
Total Consolidated	$5,440	$3,972	$783	$442

	Net Sales		Operating Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
HVAC	$5,606	$4,250	$938	$525
Refrigeration	2,026	1,508	250	160
Fire & Security	2,707	2,263	298	226
Total segment	10,339	8,021	1,486	911
Eliminations and other	(200)	(161)	(63)	(91)
General corporate expenses	—	—	(69)	(63)
Total Consolidated	$10,139	$7,860	$1,354	$757

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
United States	$2,848	$2,192	$5,201	$4,203
International:
Europe	1,459	969	2,857	2,148
Asia Pacific	907	645	1,649	1,164
Other	226	166	432	345
Net sales	$5,440	$3,972	$10,139	$7,860

NOTE 17: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Sales to equity method investees included in Product sales	$652	$434	$1,120	$778
Purchases from equity method investees included in Cost of products sold	$98	$66	$174	$143

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2021	December 31, 2020
Receivables from equity method investees included in Accounts receivable, net	$243	$161
Payables to equity method investees included in Accounts payable	$59	$38

The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. During the three months ended March 31, 2020, the Company determined that indicators of impairment existed for a minority owned joint venture investment and performed a valuation of this investment using a discounted cash flow method. The Company determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were primarily driven by a deterioration in the oil and gas industry (the joint venture's primary market) and by the impact of the COVID-19 pandemic. As a result, the Company recorded a non-cash, other-than-temporary impairment charge of $71 million on this investment during the three months ended March 31, 2020, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

NOTE 18: COMMITMENTS AND CONTINGENT LIABILITIES

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

Environmental Matters

The Company’s operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and the Company periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2021	December 31, 2020
Environmental reserves included in Accrued liabilities	$25	$26
Environmental reserves included in Other long-term liabilities	209	213
Total Environmental reserves	$234	$239

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

The Company had asbestos liabilities and related recoveries as follows:

(In millions)	June 30, 2021	December 31, 2020
Asbestos liabilities included in Accrued liabilities	$18	$17
Asbestos liabilities included in Other long-term liabilities	222	228
Total Asbestos liabilities	$240	$245

Asbestos-related recoveries included in Other assets, current	$6	$6
Asbestos-related recoveries included in Other assets	95	97
Total Asbestos-related recoveries	$101	$103

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. The Complaint asserted that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974, as amended. Plaintiffs have withdrawn, with prejudice, their claims against Otis's and Carrier's current Boards of Directors. Carrier believes that the remaining claims against the Company are without merit.

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

The Company and many other parties, including the third-party buyer of the National Foam and Angus Fire businesses, have been named as defendants in over 1,300 cases, including putative class actions and other lawsuits, alleging that the historic use of AFFF caused personal injuries and property damage. Additionally, several state, municipal and water utility plaintiffs have commenced litigation against the same defendants to recover remediation costs related to historic use of AFFF. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation ("MDL") transferred and consolidated all of the AFFF cases pending in the federal courts to the U.S. District Court for the District of South Carolina for pre-trial proceedings.

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

Income Taxes
Under the TMA, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $453 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet at June 30, 2021. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $36 million included within Accrued Liabilities. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Other

The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.

In the ordinary course of business, the Company is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory or treble damages or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its competitive position, results of operations, cash flows or financial condition.

NOTE 19: SUBSEQUENT EVENTS

Sale of Chubb Fire & Security Business

On July 26, 2021, the Company entered into an agreement to sell its Chubb Fire and Security business (Chubb) to APi Group Corporation (APi) for an enterprise value of $3.1 billion (the “Agreement”). The purchase price is subject to working capital and other adjustments as provided in the Agreement. Chubb, reported within the Company’s Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. At June 30, 2021, Chubb did not meet the criteria for assets held for sale in the Unaudited Condensed Consolidated Balance Sheet. On a prospective basis, the net assets of Chubb will be classified as held for sale until the divestiture is completed. This transaction is expected to close late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to regulatory approvals, required works council consultation in France and customary closing conditions. Based on the carrying amount of Chubb’s net assets, foreign currency translation rates and other assumptions at June 30, 2021, the Company expects to recover the carrying value of the disposal group upon completion of the transaction. In conjunction with the Agreement, the Company has agreed to provide APi, and APi has agreed to provide the Company, certain transitional services for varying periods after the closing.

Share Repurchase Program

On July 27, 2021, the Company's Board of Directors approved a $1.75 billion increase to the Company's existing $350 million stock repurchase program authorized in February 2021. Share repurchases may take place from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions.

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three and six months ended June 30, 2021 and 2020, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 29, 2021, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of June 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 29, 2021

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

Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population and the rising standards of living in emerging markets. We believe that our business segments are well positioned to benefit from favorable secular trends, including these mega-trends and from the strength of our industry-leading brands and track record of innovation. In addition, we regularly review our markets to proactively detect trends and adapt our strategies accordingly.

Our business is also affected by changes in the general level of economic activity, such as changes in business and consumer spending, construction and shipping activity as well as short-term economic factors such as currency fluctuations, commodity price volatility and supply disruptions. However, we continue to invest in our business, take pricing actions to mitigate supply chain and inflationary pressures, develop new products and services in order to remain competitive in our markets and use risk management strategies to mitigate various exposures. We believe that we have industry-leading global brands which form the foundation of our business strategy. Coupled with our focus on growth, innovation and operational efficiency, we expect to drive long-term future growth and increased value for our shareowners.

Recent Developments

Sale of Chubb Fire & Security Business

On July 26, 2021, we entered into an agreement to sell our Chubb business to APi for an enterprise value of $3.1 billion. The purchase price is subject to working capital and other adjustments as provided in the Agreement. Chubb, reported within our Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. At June 30, 2021, Chubb did not meet the criteria for assets held for sale in the Unaudited Condensed Consolidated Balance Sheet. On a prospective basis, the net assets of Chubb will be classified as held for sale until the divestiture is completed. This transaction is expected to close late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to regulatory approvals, required works council consultation in France and customary closing conditions. Based on the carrying amount of Chubb’s net assets, foreign currency translation rates and other assumptions at June 30, 2021, we expect to recover the carrying value of the disposal group upon completion of the transaction. In conjunction with the Agreement, we have agreed to provide APi, and APi has agreed to provide the Company, certain transitional services for varying periods after the closing.

Share Repurchase Program

On July 27, 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million stock repurchase program authorized in February 2021. Share repurchases may take place from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions.

Separation from United Technologies Corporation
On April 3, 2020, UTC completed the Separation of Carrier into an independent, publicly traded company. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis that govern various aspects of the relationship among us, UTC and Otis following the Separation and the Distribution including the TSA (which expired on March 31, 2021), the TMA, an employee matters agreement and an intellectual property agreement. Income and expense under these agreements are not material.

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

Impact of the COVID-19 Pandemic

In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, we temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, we took several preemptive actions during 2020 to manage liquidity as demand for our products decreased. Despite the adverse impacts of the pandemic on our results beginning in the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020 including the reinstatement of annual merit-based salary increases and continued investment to support our core strategy.

We continue to focus our efforts on preserving the health and safety of our employees and customers as well as maintaining the continuity of our operations. In addition, we continue to actively monitor our liquidity position and working capital needs and believe that our overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, management's judgments could change. While our results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
(In millions)	2021	2020	Period Change	% Change
Net sales	$5,440	$3,972	$1,468	37%
Cost of products and services sold	(3,821)	(2,831)	(990)	35%
Gross margin	1,619	1,141	478	42%
Operating expenses	(836)	(699)	(137)	20%
Operating profit	783	442	341	77%
Non-operating income (expenses), net	(52)	(67)	15	(22)%
Income from operations before income taxes	731	375	356	95%
Income tax expense	(234)	(106)	(128)	121%
Net income from operations	497	269	228	85%
Less: Non-controlling interest in subsidiaries' earnings from operations	10	8	2	25%
Net income attributable to common shareowners	$487	$261	$226	87%

Net Sales

For the three months ended June 30, 2021, Net sales were $5.4 billion, a 37% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

For the Three Months Ended June 30, 2021
Organic	31%
Foreign currency translation	5%
Acquisitions and divestitures, net	1%
Total % change	37%

As the global economy continues to recover from the impact of the COVID-19 pandemic, we continue to see improvement across our global business. During the three months ended June 30, 2021, higher volume in each of our segments increased organic sales by 31% compared with the same period of 2020. The organic increase was primarily driven by our HVAC segment with continued strong results in the North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Strong results in both our Refrigeration and Fire & Security segments were driven by improved global end-markets compared with the prior period. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended June 30, 2021, gross margin was $1.6 billion, a 42% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2021	2020
Net sales	$5,440	$3,972
Cost of products and services sold	(3,821)	(2,831)
Gross margin	$1,619	$1,141
Percentage of net sales	29.8%	28.7%

The increase in gross margin for the three months ended June 30, 2021 was primarily driven by strong operational performance and continued improvement in the global economic climate during the current period. Higher volume in each of our segments outpaced operational costs as we continued to focus on Carrier 700 cost containment actions. These improvements were partially offset by the rising cost for commodities and components used in our products, certain supply chain inefficiencies and freight costs. As a result, gross margin as a percentage of Net sales increased by 110 basis points compared with the same period of 2020.

Operating Expenses
For the three months ended June 30, 2021, operating expenses, including Equity method investment net earnings, were $836 million, a 20% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2021	2020
Selling, general and administrative	$(813)	$(637)
Research and development	(125)	(94)
Equity method investment net earnings	87	57
Other income (expense), net	15	(25)
Total operating expenses	$(836)	$(699)
Percentage of net sales	15.4%	17.6%

For the three months ended June 30, 2021, Selling, general and administrative expenses were $813 million, a 28% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending, employee furloughs and temporarily closing or limiting the presence of our workforce in our facilities. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation costs, restructuring charges and unfavorable foreign currency movements along with transaction costs associated with the planned divestiture of our Chubb business further contributed to the year-over-year increase . Costs associated with the Separation were $3 million during the three months ended June 30, 2021 compared with $23 million for the same period in 2020.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2021, Equity method investment net earnings were $87 million, a 53% increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in North America and Asia as end-markets improved compared with the prior period. These amounts were partially offset by the reduction in earnings resulting from the sale of our investment in Beijer REF AB in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. The year-over-year change of $40 million for the three months ended June 30, 2021 is primarily driven by higher gains recognized on hedging activities, the absence of an unfavorable impact of a change in the estimate of certain long-term liabilities and the unfavorable impact of a product recall matter in 2020.

Non-Operating Income (Expenses), net

For the three months ended June 30, 2021, Non-operating income (expenses), net was $52 million, a 22% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2021	2020
Non-service pension (expense) benefit	$19	$14

Interest expense	$(75)	$(85)
Interest income	4	4
Interest (expense) income, net	$(71)	$(81)

Non-operating income (expenses), net	$(52)	$(67)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended June 30, 2021, Interest expense was $75 million, a 12% decrease compared with the same period in 2020. The decrease was primarily driven by the repayment of our $1.75 billion Term Loan Credit Facility in 2020 and the prepayment of the $500 million 1.923% Notes in February 2021.

Income Taxes

	For the Three Months Ended June 30,
	2021	2020
Effective tax rate	32.0%	28.2%

The increase in the effective tax rate for the three months ended June 30, 2021 compared with the same period in 2020 is primarily due to a $43 million deferred tax charge as a result of an enacted tax rate increase from 19% to 25% in the United Kingdom.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
(In millions)	2021	2020	Period Change	% Change
Net sales	$10,139	$7,860	$2,279	29%
Cost of products and services sold	(7,126)	(5,597)	(1,529)	27%
Gross margin	3,013	2,263	750	33%
Operating expenses	(1,659)	(1,506)	(153)	10%
Operating profit	1,354	757	597	79%
Non-operating income (expenses), net	(127)	(87)	(40)	46%
Income from operations before income taxes	1,227	670	557	83%
Income tax expense	(338)	(299)	(39)	13%
Net income from operations	889	371	518	140%
Less: Non-controlling interest in subsidiaries' earnings from operations	18	14	4	29%
Net income attributable to common shareowners	$871	$357	$514	144%

Net Sales

For the six months ended June 30, 2021, Net sales were $10.1 billion, a 29% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

For the Six Months Ended June 30, 2021
Organic	24%
Foreign currency translation	5%
Total % change	29%

As the global economy continues to recover from the impact of the COVID-19 pandemic, we continue to see improvement across our global business. During the six months ended June 30, 2021, higher volume in each of our segments increased organic sales by 24% compared with the same period in 2020. The organic increase was primarily driven by our HVAC segment with continued strong results for North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Strong results in both our Refrigeration and Fire & Security segments were driven by improved global end-markets compared with the prior period. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the six months ended June 30, 2021, gross margin was $3.0 billion, a 33% increase compared with the same period of 2020. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Net sales	$10,139	$7,860
Cost of products and services sold	(7,126)	(5,597)
Gross margin	$3,013	$2,263
Percentage of net sales	29.7%	28.8%

The increase in gross margin for the six months ended June 30, 2021 was primarily driven by strong operational performance and continued improvement in the global economic climate during the current period. Higher volume in each of our segments outpaced operational costs as we continued to focus on Carrier 700 cost containment actions. These improvements were partially offset by the rising cost for commodities and components used in our products, certain supply chain inefficiencies and freight costs. As a result, gross margin as a percentage of Net sales increased by 90 basis points compared with the same period of 2020.

Operating Expenses
For the six months ended June 30, 2021, operating expenses, including Equity method investment net earnings, were $1.7 billion, a 10% increase compared with the same period in 2020. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Selling, general and administrative	$(1,556)	$(1,329)
Research and development	(246)	(192)
Equity method investment net earnings	125	86
Other income (expense), net	18	(71)
Total operating expenses	$(1,659)	$(1,506)
Percentage of net sales	16.4%	19.2%

For the six months ended June 30, 2021, Selling, general and administrative expenses were $1.6 billion, a 17% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending, employee furloughs and temporarily closing or limiting the presence of our workforce in our facilities. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation costs and restructuring charges in the current period along with transaction costs associated with the planned divestiture of our Chubb business further contributed to the year-over-year increase. Costs associated with the Separation were $19 million during the six months ended June 30, 2021 compared with $68 million for the same period in 2020.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2021, Equity method investment net earnings were $125 million, a 45% increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in Asia, the Middle East and North America as end-markets improved compared with the prior period. These amounts were partially offset by a change in the estimated cost of a product recall matter and the reduction in earnings resulting from the sale of our investment in Beijer REF AB in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. The year-over-year change of $89 million for the six months ended June 30, 2021 is primarily driven by the absence of an other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment in 2020. In addition, higher gains on hedging activities were partially offset by higher deferred compensation costs in the current period.

Non-Operating Income (Expenses), net

For the six months ended June 30, 2021, Non-operating income (expenses), net was $127 million, a 46% decrease compared with the same period of 2020. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Non-service pension (expense) benefit	$37	$31

Interest expense	$(171)	$(123)
Interest income	7	5
Interest (expense) income, net	$(164)	$(118)

Non-operating income (expenses), net	$(127)	$(87)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the six months ended June 30, 2021 Interest expense was $171 million, a 39% increase compared with the same period in 2020. In connection with the Separation and the Distribution, we issued $11.0 billion of long-term debt in February 2020. As a result, interest expense during the six months ended June 30, 2020 only included interest expense incurred on such debt after the issuance date. In addition, during the six months ended June 30, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	For the Six Months Ended June 30,
	2021	2020
Effective tax rate	27.5%	44.6%

The decrease in the effective tax rate for the six months ended June 30, 2021 compared with the same period in 2020 is primarily due to the absence of a prior year charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward and a $46 million charge resulting from our decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. The six months ended June 30, 2021 included a $43 million deferred tax charge as a result of an enacted tax rate increase from 19% to 25% in the United Kingdom, partially offset by the recognition of a favorable tax adjustment of $21 million resulting from a re-organization of our German subsidiaries.

SEGMENT REVIEW

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

We determine our segments based on how our Chief Executive Officer, who is the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments based on Net sales and Operating profit. Adjustments to reconcile segment reporting to the consolidated results are included in Note 16 - Segment Financial Data.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Summary performance for each of our segments for the three months ended June 30, 2021 and 2020 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In millions)	2021	2020	2021	2020	2021	2020
HVAC	$3,120	$2,291	$573	$358	18.4%	15.6%
Refrigeration	1,021	700	123	61	12.0%	8.7%
Fire & Security	1,403	1,057	148	106	10.5%	10.0%
Total segment	$5,544	$4,048	$844	$525	15.2%	13.0%

HVAC Segment

For the three months ended June 30, 2021, Net sales in our HVAC segment were $3.1 billion, a 36% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	32%
Foreign currency translation	3%
Acquisitions and divestitures, net	1%
Total % change in Net sales	36%

The organic increase in Net sales of 32% was driven by strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial HVAC business (40%) were driven by new construction, the ongoing stay-at-home workforce and higher distributor stocking levels. Increased sales in our Commercial HVAC business (22%) benefited from the gradual improvement in the global economic environment as our end markets continue to improve from the prior year impacts of the COVID-19 pandemic. Volume growth in North America, Europe and Asia were the primary drivers of improved results during the period.

In addition, the Commercial HVAC business completed the acquisition of Giwee on June 1, 2021. Giwee is a China-based manufacturer of HVAC products, offering a portfolio of products including variable refrigerant flow, modular chillers and light commercial air conditioners. Giwee has been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 1% to Net sales during the three months ended June 30, 2021. Refer to Note 15 - Business Acquisitions and Dispositions for additional information.

For the three months ended June 30, 2021, Operating profit in our HVAC segment was $573 million, a 60% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	61%
Foreign currency translation	2%
Acquisitions and divestitures, net	(1)%
Restructuring	(2)%
Total % change in Operating profit	60%

The increase in operational profit of 61% was primarily attributable to higher sales volumes in each of the segment's businesses compared with the prior period. In addition, favorable product mix, productivity initiatives and higher income from equity method investments benefited operational profit. These amounts were partially offset by the rising cost for commodities and components used in our products and higher freight costs. Higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period. The segment was also impacted by transaction costs, inventory step-up and backlog amortization associated with the acquisition of Giwee.

Refrigeration Segment

For the three months ended June 30, 2021, Net sales in our Refrigeration segment were $1.0 billion, a 46% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	38%
Foreign currency translation	8%
Total % change in Net sales	46%

The organic increase in Net sales of 38% was driven by strong results across each of the segment's businesses reflecting the gradual improvement in the global economic environment as our end markets significantly improved from the prior year impacts of the COVID-19 pandemic. Transport refrigeration sales (42%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation. Commercial refrigeration sales (30%) also increased due to a rebound in demand.

For the three months ended June 30, 2021, Operating profit in our Refrigeration segment was $123 million, a 102% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	87%
Foreign currency translation	12%
Other	3%
Total % change in Operating profit	102%

The increase in operational profit of 87% was primarily attributable to higher sales volumes compared with the prior period which was impacted by the COVID-19 pandemic. In addition, favorable productivity initiatives benefited factory costs. These amounts were partially offset by the rising cost for commodities and components used in our products and logistics costs. Higher selling, general and administrative costs and research and development activities further impacted operational profit as our businesses return to normal spending levels compared with the prior period.

Fire & Security Segment

For the three months ended June 30, 2021, Net sales in our Fire & Security segment were $1.4 billion, a 33% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	25%
Foreign currency translation	8%
Total % change in Net sales	33%

The organic increase in Net sales of 25% was driven by strong results across each of our businesses reflecting the gradual improvement in the global economic environment as our end markets improved from the prior year impacts of the COVID-19 pandemic. Field service sales (27%) benefited from improved end-markets impacted by COVID-19 in the prior period. All regions benefited from increased volumes compared with the prior period. An increase in product sales (24%) was primarily driven by stronger residential and commercial sales in the Americas. In addition, volume increases in Europe and Asia benefited the period as lockdowns continue to be lifted.

For the three months ended June 30, 2021, Operating profit in our Fire & Security segment was $148 million, a 40% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	53%
Foreign currency translation	8%
Restructuring	(3)%
Other	(18)%
Total % change in Operating profit	40%

The increase in operational profit of 53% was primarily attributable to higher sales volumes compared with the prior period which was heavily impacted by the COVID-19 pandemic. These amounts were partially offset by the rising cost for commodities and components used in our products, certain supply chain inefficiencies and freight costs. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period. Amounts reported in Other represent transaction costs associated with the planned divestiture of our Chubb business as well as the absence of a favorable adjustment related to a product recall matter in the prior period.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Summary performance for each of our segments for the six months ended June 30, 2021 and 2020 is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
(dollars in millions)	2021	2020	2021	2020	2021	2020
HVAC	$5,606	$4,250	$938	$525	16.7%	12.4%
Refrigeration	2,026	1,508	250	160	12.3%	10.6%
Fire & Security	2,707	2,263	298	226	11.0%	10.0%
Total segment	$10,339	$8,021	$1,486	$911	14.4%	11.4%

HVAC Segment

For the six months ended June 30, 2021, Net sales in our HVAC segment were $5.6 billion, a 32% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	28%
Foreign currency translation	3%
Acquisitions and divestitures, net	1%
Total % change in Net sales	32%

The organic increase in Net sales of 28% was driven by strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial HVAC business (37%) were driven by new construction, the ongoing stay-at-home workforce and higher distributor stocking levels. Increased sales in our Commercial HVAC business (19%) benefited from the gradual improvement in the global economic environment as our end markets continue to improve from the prior year impacts of the COVID-19 pandemic. Volume growth in Europe and Asia were the primary drivers of improved results during the period.

For the six months ended June 30, 2021, Operating profit in our HVAC segment was $938 million, a 79% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	69%
Foreign currency translation	2%
Acquisitions and divestitures, net	(2)%
Restructuring	(2)%
Other	12%
Total % change	79%

The operational profit increase of 69% was primarily attributable to higher sales volumes in each of the segment's businesses compared with the prior period. In addition, favorable product mix, productivity initiatives and higher income from equity method investments benefited operational profit. These amounts were partially offset by higher selling, general and administrative costs and research and development as our businesses return to normal spending levels as compared with the prior period.

The increase in Other of 12% primarily reflects the absence of a prior period non-cash, other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic. In addition, amounts reported in Other reflects the absence of a gain on sale of an interest in a joint venture in the prior period.

Refrigeration Segment

For the six months ended June 30, 2021, Net sales in our Refrigeration segment were $2.0 billion, a 34% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	28%
Foreign currency translation	6%
Total % change in Net sales	34%

The organic increase in Net sales of 28% was driven by strong results across each of the segment's businesses reflecting the gradual improvement in the global economic environment as our end markets significantly improved from the prior year impacts of the COVID-19 pandemic. Transport refrigeration sales (32%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation and COVID-19 vaccine-related cargo monitoring. Commercial refrigeration sales (21%) also increased due to a rebound in demand.

For the six months ended June 30, 2021, Operating profit in our Refrigeration segment was $250 million, a 56% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	49%
Foreign currency translation	7%
Restructuring	(1)%
Other	1%
Total % change	56%

The increase in operational profit of 49% was primarily attributable to higher sales volumes compared with the prior period which was heavily impacted by the COVID-19 pandemic. In addition, favorable productivity initiatives benefited material and factory costs. These amounts were partially offset by inflation and increased logistics costs. Higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period.

Fire & Security Segment

For the six months ended June 30, 2021, Net sales in our Fire & Security segment were $2.7 billion, a 20% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	13%
Foreign currency translation	7%
Total % change in Net sales	20%

The organic increase in Net sales of 13% was driven by strong results across each of the segment's businesses reflecting the gradual improvement in the global economic environment as our end markets improved from the prior year impacts of the COVID-19 pandemic. Field service sales (14%) benefited from improved end-markets in regions that were previously impacted by COVID-19, including Europe and Asia. An increase in product sales (13%) was primarily driven by improvements in the Americas, Asia and Europe which were impacted by shutdowns related to COVID-19 in the prior period.

For the six months ended June 30, 2021, Operating profit in our Fire & Security segment was $298 million, a 32% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	40%
Foreign currency translation	6%
Restructuring	(5)%
Other	(9)%
Total % change	32%

The increase in operational profit of 40% was primarily attributable to higher sales volumes and favorable mix compared with the prior period which was heavily impacted by the COVID-19 pandemic. These operational increases were partially offset by unfavorable component costs and higher freight. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period. Amounts reported in Other represent transaction costs associated with the planned divestiture of our Chubb business as well as the absence of a favorable adjustment related to a product recall matter in the prior period.

LIQUIDITY AND FINANCIAL CONDITION

We assess liquidity in terms of our ability to generate adequate amounts of cash necessary to fund our current and future cash requirements to support our business and strategic initiatives. In doing so, we review and analyze our cash on hand, working capital, debt service requirements and capital expenditures. We rely on operating cash flows as our primary source of liquidity. In addition, we have access to other sources of capital to finance our strategic initiatives and fund growth.

As of June 30, 2021, we had cash and cash equivalents of $2.6 billion, of which approximately 38% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2021 and December 31, 2020, the amount of such restricted cash was approximately $34 million and $4 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. This Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments. Borrowings are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable rate based on LIBOR plus a ratings-based margin (or customary LIBOR replacement provisions), which was 125 basis points as of June 30, 2021. As of June 30, 2021, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. This is accomplished through research and development activities with a focus on new product development and new technology innovation as well as sustaining activities with a focus on improving existing products and reducing production costs. We also pursue potential acquisitions to compliment existing products and services to enhance our product portfolio. In addition, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments to manage our business portfolio.

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

The Revolving Credit Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2021, we were in compliance with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of June 30, 2021:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Stable
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable

(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on June 16, 2020. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to stable from negative on May 14, 2021.

The following table contains several key measures of our financial condition and liquidity:

(In millions, except percentages)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$2,630	$3,115
Total debt	$9,725	$10,227
Total equity	$7,120	$6,578

Net debt (total debt less cash and cash equivalents)	$7,095	$7,112
Total capitalization (total debt plus total equity)	$16,845	$16,805
Net capitalization (total debt plus total equity less cash and cash equivalents)	$14,215	$13,690
Total debt to total capitalization	58%	61%
Net debt to net capitalization	50%	52%

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to indebtedness are expected to approximate $282 million per year, reflecting an approximate weighted-average interest rate of 2.89%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

During the six months ended June 30, 2021, we acquired consolidated and minority-owned businesses, including a 70% controlling stake in Giwee. We plan to complete the acquisition of the remaining 30% stake in Giwee in 2021. The aggregate cash paid for acquisitions, net of cash acquired, totaled $167 million and was funded through cash on hand. See Note 15 - Business Acquisitions and Dispositions for additional information.

On February 4, 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of our outstanding common stock. Share repurchases may take place from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions, subject to compliance with our obligations under the TMA and our Revolving Credit Facility. During the three and six months ended June 30, 2021, we repurchased 2.1 million and 3.1 million shares of our common stock, respectively, for an aggregate purchase price of $130 million for the six months ended June 30, 2021, which are held in Treasury stock as of June 30, 2021 in the Unaudited Condensed Consolidated Balance Sheet.

We paid dividends on common stock of $0.12 per share during the three months ended June 30, 2021, totaling $104 million. On June 9, 2021, the Board of Directors declared a dividend of $0.12 per share of common stock payable on August 10, 2021 to shareowners of record at the close of business on June 24, 2021.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Unaudited Condensed Consolidated Statement of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$745	$556
Investing activities	(301)	(103)
Financing activities	(898)	1,315
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(17)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(456)	$1,751

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income from operations in the current period and improved working capital balances. Higher outstanding accounts payable balances driven by the timing of raw material purchases and vendor payments more than offset the seasonal increase in inventory, higher accounts receivable balances, increase in tax payments and interest payments.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2021, net cash used in investing activities was $301 million. The primary driver of the outflow related to the acquisition of several businesses and a joint venture, which totaled $167 million, net of cash acquired and $132 million of capital expenditures. During the six months ended June 30, 2020, net cash used by investing activities was $103 million with the primary drivers of the outflow relating to capital expenditures of $94 million and the settlement of derivative contracts of $23 million.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the six months ended June 30, 2021, net cash used in financing activities was $898 million. The primary driver of the outflow related to the redemption of long-term Notes of $500 million. In addition, we paid $209 million in dividends to our common shareowners and paid $130 million to repurchase shares of our common stock. During the six months ended June 30, 2020, net cash provided by financing activities was $1.3 billion with the primary drivers of the increase relating to the issuance of $750 million of long-term debt and a $590 million cash contribution from UTC in connection with the Separation.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2020. There have been no material changes for the three and six months ended June 30, 2021 to our off-balance sheet arrangements and contractual obligations disclosed in our 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2021. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Marketing Risk and Risk Management" in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller

("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flows, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, our strategies or transactions, the estimated costs associated with the Separation, our plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

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
•risks resulting from being a smaller, less diversified company than prior to the Separation;
•the outcome of legal proceedings, investigations and other contingencies;
•the impact of pension plan assumptions on future cash contributions and earnings;
•the impact of the negotiation of collective bargaining agreements and labor disputes;
•the effect of changes in political conditions in the U.S. (including in connection with the Biden administration in Washington, D.C.) and other countries in which we and our businesses operate, including the effect of changes in

U.S. trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes (including potentially as a result of the Biden administration in Washington, D.C.) in tax, environmental, regulatory (including among other things import/export) and other laws and regulations in the U.S. and other countries in which we and our businesses operate;
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

The above list of factors is not exhaustive or necessarily in order of importance. In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See Note 18 – Commitments and Contingent Liabilities, in the "Notes to Unaudited Condensed Consolidated Financial Statements" and "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," in this Form 10-Q and the sections titled "Legal Proceedings" and "Risk Factors" in our 2020 Form 10-K. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 18 – Commitments and Contingent Liabilities in the Notes to the "Unaudited Condensed Consolidated Financial Statements" for information regarding legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended June 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2021
April 1 - April 30	131	$43.07	131	$306.8
May 1 - May 31	1,506	$43.88	1,506	$240.7
June 1 - June 30	441	$46.14	441	$220.4
Total	2,078	$44.33	2,078

(1) Excludes broker commissions.

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

Item 6.    Exhibits

Exhibit Number	Exhibit Description
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20210331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20210331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20210331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20210331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20210331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20210331_pre.xml)

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 29, 2021	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 29, 2021	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)