Form 10-Q
period 2021-09-30
CARRIER GLOBAL Corp
filed 2021-10-28
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2021, there were 866,584,932 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2021

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales
Product sales	$4,510	$4,193	$12,958	$10,615
Service sales	831	809	2,522	2,247
Total Net sales	5,341	5,002	15,480	12,862
Costs and expenses
Cost of products sold	(3,172)	(2,884)	(9,131)	(7,464)
Cost of services sold	(568)	(557)	(1,735)	(1,574)
Research and development	(123)	(100)	(369)	(292)
Selling, general and administrative	(748)	(681)	(2,304)	(2,010)
Total Costs and expenses	(4,611)	(4,222)	(13,539)	(11,340)
Equity method investment net earnings	76	62	201	148
Other income (expense), net	22	239	40	168
Operating profit	828	1,081	2,182	1,838
Non-service pension (expense) benefit	14	16	51	47
Interest (expense) income, net	(74)	(88)	(238)	(206)
Income from operations before income taxes	768	1,009	1,995	1,679
Income tax (expense) benefit	(288)	(261)	(626)	(560)
Net income from operations	480	748	1,369	1,119
Less: Non-controlling interest in subsidiaries' earnings from operations	11	7	29	21
Net income attributable to common shareowners	$469	$741	$1,340	$1,098

Earnings per share
Basic	$0.54	$0.86	$1.54	$1.27
Diluted	$0.53	$0.84	$1.50	$1.25

Weighted-average number of shares outstanding
Basic	867.6	866.4	868.6	866.3
Diluted	892.0	881.5	890.9	876.2
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income from operations	$480	$748	$1,369	$1,119
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments arising during period	(203)	307	(265)	68
Pension and post-retirement benefit plan adjustments	6	5	19	18
Other comprehensive income (loss), net of tax	(197)	312	(246)	86
Comprehensive income (loss)	283	1,060	1,123	1,205
Less: Comprehensive income (loss) attributable to non-controlling interest	11	12	29	25
Comprehensive income (loss) attributable to common shareowners	$272	$1,048	$1,094	$1,180
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,671	$3,115
Accounts receivable, net	2,669	2,781
Contract assets, current	502	656
Inventories, net	1,926	1,629
Assets held for sale	3,148	—
Other assets, current	384	343
Total current assets	11,300	8,524
Future income tax benefits	456	449
Fixed assets, net	1,764	1,810
Operating lease right-of-use assets	626	788
Intangible assets, net	481	1,037
Goodwill	9,237	10,139
Pension and post-retirement assets	25	554
Equity method investments	1,619	1,513
Other assets	280	279
Total Assets	$25,788	$25,093

Liabilities and Equity
Accounts payable	$2,158	$1,936
Accrued liabilities	2,260	2,471
Contract liabilities, current	418	512
Liabilities held for sale	1,102	—
Current portion of long-term debt	130	191
Total current liabilities	6,068	5,110
Long-term debt	9,558	10,036
Future pension and post-retirement obligations	416	524
Future income tax obligations	331	479
Operating lease liabilities	515	642
Other long-term liabilities	1,678	1,724
Total Liabilities	18,566	18,515
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(276)	—
Additional paid-in capital	5,384	5,345
Retained earnings	2,774	1,643
Accumulated other comprehensive loss	(991)	(745)
Non-controlling interest	322	326
Total Equity	7,222	6,578
Total Liabilities and Equity	$25,788	$25,093
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	—	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$—	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818
Net income	—	—	—	—	—	487	10	497
Other comprehensive income (loss), net of tax	—	65	—	—	—	—	—	65
Dividends declared on common stock (1)	—	—	—	—	—	(209)	—	(209)
Shares issued under incentive plans, net	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Acquisition of non-controlling interest	—	—	—	—	—	—	46	46
Treasury stock repurchase	—	—	—	(92)	—	—	—	(92)
Balance as of June 30, 2021	$—	$(794)	$9	$(130)	$5,366	$2,305	$364	$7,120
Net income	—	—	—	—	—	469	11	480
Other comprehensive income (loss), net of tax	—	(197)	—	—	—	—	—	(197)
Shares issued under incentive plans, net	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(6)	(6)
Acquisition of non-controlling interest	—	—	—	—	(2)	—	(47)	(49)
Treasury stock repurchase	—	—	—	(146)	—	—	—	(146)
Balance as of September 30, 2021	$—	$(991)	$9	$(276)	$5,384	$2,774	$322	$7,222

(1) Cash dividends declared were $0.24 per share for the three months ended June 30, 2021

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2019	$15,355	$(1,253)	$—	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	—	6	102
Other comprehensive income (loss), net of tax	—	(483)	—	—	—	—	(2)	(485)
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Net transfers to UTC	(11,014)	—	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	—	(4)
Balance as of March 31, 2020	$4,433	$(1,736)	$—	$—	$—	$—	$329	$3,026
Net income	—	—	—	—	—	261	8	269
Other comprehensive income (loss), net of tax	—	257	—	—	—	—	1	258
Dividends declared on common stock (2)	—	—	—	—	—	(70)	—	(70)
Shares issued under incentive plans, net	—	—	—	—	24	—	—	24
Net transfers from UTC	859	—	—	—	—	—	—	859
Reclassification of UTC Net investment to Common stock and Additional paid-in capital	(5,292)	—	9	—	5,283	—	—	—
Balance as of June 30, 2020	$—	$(1,479)	$9	$—	$5,307	$191	$338	$4,366
Net income	—	—	—	—	—	741	7	748
Other comprehensive income (loss), net of tax	—	307	—	—	—	—	5	312
Shares issued under incentive plans, net	—	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2020	$—	$(1,172)	$9	$—	$5,327	$932	$341	$5,437

(2) Cash dividends declared were $0.08 per share for the three months ended June 30, 2020

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Operating Activities
Net income from operations	$1,369	$1,119
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	251	241
Deferred income tax provision	69	121
Stock-based compensation costs	60	56
Equity method investment net earnings	(201)	(148)
Distributions from equity method investments	65	88
Impairment charge on minority-owned joint venture investments	2	72
(Gain) loss on sale of investments	(4)	(252)
Changes in operating assets and liabilities
Accounts receivable, net	(290)	(117)
Contract assets, current	(66)	(120)
Inventories, net	(344)	(237)
Other assets, current	(20)	52
Accounts payable and accrued liabilities	496	529
Contract liabilities, current	43	44
Defined benefit plan contributions	(29)	(29)
Other operating activities, net	(77)	74
Net cash flows provided by (used in) operating activities	1,324	1,493

Investing Activities
Capital expenditures	(206)	(151)
Investment in businesses, net of cash acquired	(214)	—
Dispositions of businesses	3	—
Proceeds on sale of investments	—	300
Settlement of derivative contracts, net	(18)	67
Other investing activities, net	9	14
Net cash flows provided by (used in) investing activities	(426)	230

Financing Activities
Increase (decrease) in short-term borrowings, net	(17)	(22)
Issuance of long-term debt	122	11,762
Repayment of long-term debt	(692)	(124)
Repurchases of common stock	(275)	—
Dividends paid on common stock	(313)	(70)
Dividends paid to non-controlling interest	(32)	(17)
Net transfers to UTC	—	(10,359)
Other financing activities, net	(18)	3
Net cash flows provided by (used in) financing activities	(1,225)	1,173
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(342)	2,896
Less: Change in cash balances classified as assets held for sale	74	—
Cash, cash equivalents and restricted cash, beginning of period	3,120	957
Cash, cash equivalents and restricted cash, end of period	2,704	3,853
Less: restricted cash	33	5
Cash and cash equivalents, end of period	$2,671	$3,848
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

In connection with the Separation, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis following the Separation and the Distribution, including a transition services agreement ("TSA"), a tax matters agreement ("TMA"), an employee matters agreement and an intellectual property agreement that cover services such as information technology, tax, finance and human resources. In addition, the Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations and totaled $24 million for the three months ended September 30, 2020. Costs for the nine months ended September 30, 2021 and 2020 were $19 million and $92 million, respectively. The TSA expired on March 31, 2021.

Impact of the COVID-19 Pandemic

In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, the Company temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, the Company took several preemptive actions during 2020 to manage liquidity as demand for its products decreased. Despite the adverse impacts of the pandemic on the Company’s results beginning in the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020, including the reinstatement of annual merit-based salary increases and continued investment to support the Company's strategic priorities.

The Company continues to focus its efforts on preserving the health and safety of its employees and customers as well as maintaining the continuity of its operations. In addition, the Company continues to actively monitor its liquidity position and working capital needs and believes that its overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, including a resurgence in cases and the spread of COVID-19 variants, management's judgments could change. While the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.

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

Held for Sale

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi"). The transaction is expected to close late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to regulatory approvals, required works council approval in France and customary closing conditions. In accordance with U.S. GAAP, the assets and liabilities of Chubb have been classified as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 16 - Divestitures for additional information.

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

The major classes of inventory are as follows:

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$521	$363
Work-in-process	203	143
Finished goods	1,202	1,123
Inventories, net	$1,926	$1,629

The Company performs periodic assessments to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to estimated realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $165 million and $183 million as of September 30, 2021 and December 31, 2020, respectively.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying value.

The changes in the carrying amount of goodwill are as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2020	$5,489	$1,251	$3,399	$10,139
Goodwill resulting from business combinations (1)	180	(1)	—	179
Reclassified as Assets held for sale (2)	—	—	(936)	(936)
Foreign currency translation	(78)	(19)	(48)	(145)
Balance as of September 30, 2021	$5,591	$1,231	$2,415	$9,237
(1) See Note 15 - Acquisitions for additional information
(2) See Note 16 - Divestitures for additional information

Indefinite-lived intangible assets are tested and reviewed annually for impairment during the third quarter or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets are comprised of the following:

	September 30, 2021			December 31, 2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount (1)	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$924	$(684)	$240	$1,558	$(1,285)	$273
Patents and trademarks	230	(179)	51	301	(222)	79
Monitoring lines	—	—	—	71	(59)	12
Service portfolios and other	662	(536)	126	644	(542)	102
	1,816	(1,399)	417	2,574	(2,108)	466
Unamortized:
Trademarks and other	64	—	64	571	—	571
Intangible assets, net	$1,880	$(1,399)	$481	$3,145	$(2,108)	$1,037
(1) See Note 16 - Divestitures for additional information

Amortization of intangible assets was $25 million and $26 million for the three months ended September 30, 2021 and 2020, respectively, and $74 million and $76 million for the nine months ended September 30, 2021 and 2020, respectively.

Annual Impairment Assessment

The Company tested its goodwill and indefinite-lived intangible assets for impairment as part of its annual assessment. For each test, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined that it was more likely than not that the fair value of any asset exceeded its carrying amount.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	September 30, 2021		December 31, 2020
1.923% Notes due February 15, 2023	$—	(1)	$500
2.242% Notes due February 15, 2025	2,000		2,000
2.493% Notes due February 15, 2027	1,250		1,250
2.722% Notes due February 15, 2030	2,000		2,000
2.700% Notes due February 15, 2031	750		750
3.377% Notes due April 5, 2040	1,500		1,500
3.577% Notes due April 5, 2050	2,000		2,000
Total long-term Notes	9,500		10,000
Other debt (including project financing obligations and finance leases)	261		308
Discounts and debt issuance costs	(73)		(81)
Total debt	9,688		10,227
Less: current portion of long-term debt	130		191
Long-term debt, net of current portion	$9,558		$10,036
(1) In February 2021, the Company prepaid the 1.923% Notes due in February 2023 and incurred a $17 million make-whole premium upon prepayment and wrote-off $2 million of the remaining unamortized deferred financing costs

Revolving Credit Facility

On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate based on LIBOR plus a ratings-based margin, which was 125 basis points as of September 30, 2021. As of September 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

As of September 30, 2021, the Company had a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2021, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $108 million and $102 million of debt during the nine months ended September 30, 2021 and 2020, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2021 and 2020 were $170 million and $124 million, respectively.

Debt Covenants

The Revolving Credit Facility and the indenture for the long-term notes contain affirmative and negative covenants customary for financings of these types which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment of the Revolving Credit Facility, under which certain terms of the facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification"). The Company terminated the Covenant Modification effective as of August 27, 2021 in accordance with the procedure for termination set forth in the revolving credit agreement, which returned the consolidated leverage ratio covenant to the limit in effect prior to the Covenant Modification. As of September 30, 2021, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

(In millions)	Total		Level 1	Level 2	Level 3
September 30, 2021
Derivative assets	$10	(1)	$—	$10	$—
Derivative liabilities	$(4)	(2)	$—	$(4)	$—

December 31, 2020
Derivative assets	$17	(1)	$—	$17	$—
Derivative liabilities	$(5)	(2)	$—	$(5)	$—
(1) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet
(2) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet

The Company's long-term debt is measured at fair value based on observable market inputs which are considered Level 1 within the fair value hierarchy. The following table provides the carrying amounts and fair values of financial instruments that are not recorded at fair value in the Company's Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Long-term Notes (1)	$9,500	$9,960	$10,000	$10,811

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

Contributions to the plans were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Defined benefit plans	$2	$1	$29	$29
Defined contribution plans	$30	$23	$97	$78
Multi-employer pension plans	$5	$5	$17	$15

The following table illustrates the components of net periodic pension benefits for the defined benefit pension and post-retirement benefit plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Service cost	$7	$7	$21	$22
Interest cost	9	13	28	39
Expected return on plan assets	(36)	(35)	(109)	(104)
Amortization of prior service credit	—	1	1	2
Recognized actuarial net (gain) loss	8	5	24	15
Net settlement, curtailment and special termination benefit (gain) loss	4	—	4	1
Net periodic pension expense (benefit)	$(8)	$(9)	$(31)	$(25)

NOTE 8: STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation - Stock Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured at the date of grant and is generally not adjusted for subsequent changes. The Company's stock-based compensation plans include programs for stock appreciation rights, restricted stock units and performance share units.

Stock-based compensation expense is included in Cost of products sold, Selling, general and administrative and Research and development in the accompanying Unaudited Condensed Consolidated Statements of Operations. The expense recognized was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Equity settled	$21	$21	$60	$56
Cash settled	5	5	15	2
Total stock-based compensation expense	$26	$26	$75	$58

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

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Balance as of January 1,	$514	$488
Warranties, performance guarantees issued and changes in estimated liability	136	131
Settlements made	(127)	(111)
Other	1	1
Balance as of September 30,	$524	$509

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2021, 872,324,594 shares of common stock were issued, which includes 5,705,590 shares of treasury stock.

Share Repurchase Program

In July 2021, the Company's Board of Directors authorized a $1.75 billion increase to the Company's existing $350 million stock repurchase program. This program allows the Company to repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions and subject to compliance with the Company's obligations under the TMA. The Company records repurchases under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock as a reduction to equity. The reissuance of treasury stock uses the first-in, first-out method of accounting.

The Company repurchased 2.7 million shares and 5.7 million shares of common stock for an aggregate purchase price of $146 million and $276 million for the three and nine months ended September 30, 2021, respectively, which are held in Treasury stock as of September 30, 2021 as reflected on its Unaudited Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and 2020 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2021	$(253)	$(541)	$(794)
Other comprehensive income (loss) before reclassifications, net	(203)	—	(203)
Amounts reclassified, pre-tax	—	8	8
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of September 30, 2021	$(456)	$(535)	$(991)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2020	$(1,018)	$(461)	$(1,479)
Other comprehensive income (loss) before reclassifications, net	302	—	302
Amounts reclassified, pre-tax	—	6	6
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of September 30, 2020	$(716)	$(456)	$(1,172)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(265)	—	(265)
Amounts reclassified, pre-tax	—	25	25
Tax expense reclassified	—	(6)	(6)
Balance as of September 30, 2021	$(456)	$(535)	$(991)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(780)	$(473)	$(1,253)
Other comprehensive income (loss) before reclassifications, net	64	2	66
Amounts reclassified, pre-tax	—	18	18
Tax expense reclassified	—	(3)	(3)
Balance as of September 30, 2020	$(716)	$(456)	$(1,172)

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

Sales disaggregated by product and service are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Sales Type
Product	$2,702	$2,547	$7,606	$6,180
Service	352	345	1,054	962
HVAC sales	3,054	2,892	8,660	7,142

Product	894	771	2,701	2,093
Service	117	105	336	291
Refrigeration sales	1,011	876	3,037	2,384

Product	1,012	965	2,943	2,587
Service	365	359	1,141	1,000
Fire & Security sales	1,377	1,324	4,084	3,587

Total segment sales	5,442	5,092	15,781	13,113
Eliminations and other	(101)	(90)	(301)	(251)
Net sales	$5,341	$5,002	$15,480	$12,862

Contract Balances

Total contract assets and liabilities arising from contracts with customers are as follows:

(In millions)	September 30, 2021	December 31, 2020
Contract assets, current	$502	$656
Contract assets, non-current (included within Other assets)	119	98
Total contract assets	621	754

Contract liabilities, current	418	512
Contract liabilities, non-current (included within Other long-term liabilities)	169	165
Total contract liabilities	587	677
Net contract assets	$34	$77

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities. Contract assets relate to the conditional right to consideration for any completed performance under a contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is conditioned upon transfer of a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. The Company recognized revenue of $337 million during the nine months ended September 30, 2021 that related to contract liabilities as of January 1, 2021. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
HVAC	$7	$—	$18	$3
Refrigeration	2	(1)	7	2
Fire & Security	3	4	23	13
Total Segment	12	3	48	18
General corporate expenses	1	—	4	1
Total restructuring costs	$13	$3	$52	$19

Cost of sales	$7	$(1)	$18	$5
Selling, general and administrative	6	4	34	14
Total restructuring costs	$13	$3	$52	$19

The changes in the restructuring accrual, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet, are as follows:

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Balance as of January 1,	$49	$66
Net pre-tax restructuring costs	52	19
Utilization, foreign exchange and other	(54)	(46)
Reclassified as Liabilities held for sale (1)	(14)	—
Balance as of September 30,	$33	$39
(1) See Note 16 - Divestitures for additional information

During the nine months ended September 30, 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of September 30, 2021, the Company had $33 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended September 30, 2021 was 37.5% compared with 25.9% for the three months ended September 30, 2020. The period-over-period increase was driven by a net tax charge of $136 million primarily relating to the re-organizations and disentanglements of certain Chubb subsidiaries executed in advance of the planned divestiture of the Company's Chubb business. This increase was partially offset by a favorable tax adjustment of $23 million due to foreign tax credits generated and expected to be utilized in the current year.

The effective tax rate for the nine months ended September 30, 2021 was 31.4% compared with 33.4% for the nine months ended September 30, 2020. The year-over-year decrease is primarily due to the significant items recognized during the period as a percentage of Income from operations before income taxes. The nine months ended September 30, 2021 include a net tax charge of $136 million primarily relating to the re-organizations and disentanglements of certain Chubb subsidiaries executed in advance of the planned divestiture of the Company's Chubb business, a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom, partially offset by a favorable tax adjustment of $23 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from re-organization of a German subsidiary. The nine months ended September 30, 2020 include a tax charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a $46 million charge resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of between $25 million and $75 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to common shareowners	$469	$741	$1,340	$1,098

Basic weighted-average number of shares outstanding	867.6	866.4	868.6	866.3
Stock awards and equity units (share equivalent)	24.4	15.1	22.3	9.9
Diluted weighted-average number of shares outstanding	892.0	881.5	890.9	876.2

Antidilutive shares excluded from computation of diluted earnings per share	0.2	3.2	0.2	3.2

Earnings Per Share
Basic	$0.54	$0.86	$1.54	$1.27
Diluted	$0.53	$0.84	$1.50	$1.25

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

NOTE 15: ACQUISITIONS

During the nine months ended September 30, 2021, the Company acquired consolidated businesses and a minority-owned business. The aggregate cash paid, net of cash acquired, totaled $214 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with these transactions totaled $94 million and primarily related to customer relationships, technology assets and a non-compete agreement. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $180 million.

Acquisition of Giwee Group Co.

On June 1, 2021, the Company acquired a 70% controlling stake in Guangdong Giwee Group and its subsidiaries ("Giwee") and acquired the remaining 30% ownership interest on September 7, 2021. Giwee is a China-based manufacturer of HVAC products, offering a portfolio of products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee are reported within the HVAC segment as of the date of acquisition. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

The excess of the purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $174 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value, which consisted of the following:

(in millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	14	$52
Technology	10	34
Non-compete agreement	5	8
Total intangible assets acquired		$94

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, customer attrition rates and royalty rates. The projected future cash flows are discounted to present value using an appropriate discount rate. As of September 30, 2021, the Company has not finalized the process of allocating the purchase price and valuing the acquired assets and liabilities for the Giwee acquisition.

NOTE 16: DIVESTITURES

Sale of Chubb Fire & Security Business

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb business to APi for an enterprise value of $3.1 billion (the "Chubb Sale Agreement"). Chubb, reported within the Company’s Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The transaction is expected to close late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to regulatory approvals, required works council approval in France and customary closing conditions. The purchase price is subject to working capital and other adjustments as provided in the Chubb Sale Agreement. In accordance with U.S. GAAP, the assets and liabilities of Chubb have been reclassified as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell, and are no longer depreciated or amortized. Based on the carrying amount of Chubb’s net assets, foreign currency translation rates and other assumptions at September 30, 2021, the Company expects to recover the carrying value of the disposal group upon completion of the transaction.

The components of Chubb's assets and liabilities recorded as held for sale on the Unaudited Condensed Consolidated Balance Sheet at September 30, 2021 were as follows:

(in millions)	September 30, 2021
Cash and cash equivalents	$74
Accounts receivable, net	414
Inventories, net	70
Contract assets, current	210
Other assets, current	28
Fixed assets, net	66
Intangible assets, net	551
Goodwill	936
Operating lease right-of-use assets	173
Pension and post-retirement assets	600
Other assets	26
Total assets held for sale	$3,148

Accounts payable	$178
Accrued liabilities	288
Contract liabilities, current	154
Future pension and post-retirement obligations	85
Future income tax obligations	255
Operating lease liabilities	122
Other long-term liabilities	20
Total liabilities held for sale	$1,102

NOTE 17: SEGMENT FINANCIAL DATA

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In millions)	2021	2020	2021	2020
HVAC	$3,054	$2,892	$573	$839
Refrigeration	1,011	876	119	103
Fire & Security	1,377	1,324	182	200
Total segment	5,442	5,092	874	1,142
Eliminations and other	(101)	(90)	(10)	(31)
General corporate expenses	—	—	(36)	(30)
Total Consolidated	$5,341	$5,002	$828	$1,081

	Net Sales		Operating Profit
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
HVAC	$8,660	$7,142	$1,511	$1,364
Refrigeration	3,037	2,384	369	263
Fire & Security	4,084	3,587	480	426
Total segment	15,781	13,113	2,360	2,053
Eliminations and other	(301)	(251)	(73)	(122)
General corporate expenses	—	—	(105)	(93)
Total Consolidated	$15,480	$12,862	$2,182	$1,838

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
United States	$2,832	$2,780	$8,033	$6,983
International:
Europe	1,416	1,307	4,273	3,455
Asia Pacific	869	715	2,518	1,879
Other	224	200	656	545
Net sales	$5,341	$5,002	$15,480	$12,862

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Sales to equity method investees included in Product sales	$556	$576	$1,675	$1,400
Purchases from equity method investees included in Cost of products sold	$93	$70	$266	$213

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2021	December 31, 2020
Receivables from equity method investees included in Accounts receivable, net	$253	$161
Payables to equity method investees included in Accounts payable	$55	$38

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

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental and legal matters (including asbestos). In accordance with ASC 450, Contingencies ("ASC 450"), the Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the Company's competitive position, results of operations, cash flows or financial condition.

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

(In millions)	September 30, 2021	December 31, 2020
Environmental reserves included in Accrued liabilities	$19	$26
Environmental reserves included in Other long-term liabilities	202	213
Total Environmental reserves	$221	$239

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

The Company had asbestos liabilities and related recoveries as follows:

(In millions)	September 30, 2021	December 31, 2020
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	221	228
Total Asbestos liabilities	$238	$245

Asbestos-related recoveries included in Other assets, current	$5	$6
Asbestos-related recoveries included in Other assets	93	97
Total Asbestos-related recoveries	$98	$103

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021. The amended Complaint, now with Raytheon, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. Carrier believes that the claims against the Company are without merit.

Aqueous Film Forming Foam Litigation

As of September 30, 2021, the Company has been named as a defendant in 1,629 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company has also been named as a defendant in 149 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires primarily at military bases and airports. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC first entered the AFFF business with the acquisition of National Foam and Angus Fire in 2005 as part of the acquisition of Kidde. In 2013, Kidde divested the National Foam and Angus Fire businesses to a third party. The Company acquired Kidde as part of its separation from UTC in April 2020. During the eight year period of its operation by Kidde, National Foam manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania ("Pennsylvania Site"). During the same period, Angus Fire manufactured AFFF for sale outside the United States at a single facility located in Bentham, England.

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. National Foam and Angus Fire did not manufacture fluorosurfactants but instead purchased these substances from unrelated third parties. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as perflourooctane sulfonate ("PFOS") and/or perflourooctane acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

Plaintiffs in the MDL Proceedings allege that PFOS and PFOA contamination has resulted from the use of AFFF containing fluorosurfactants manufactured using a process known as ECF. They also allege that PFOA contamination has resulted from the use of AFFF containing fluorosurfactants manufactured using a different process, known as telomerization. Plaintiffs further allege that 3M was the only AFFF manufacturer that used fluorosurfactants relying on the ECF process and that all other foam manufacturers (including National Foam and Angus Fire) relied solely on fluorosurfactants produced via telomerization. Compounds containing PFOS and PFOA (as well as many other per- and polyfluoroalkyl substances known collectively as "PFAS") have also been used for decades by many third parties in a number of different industries to manufacture carpets, clothing, fabrics, cookware, food packaging, personal care products, cleaning products, paints, varnishes and other consumer and industrial products.

Plaintiffs in the MDL Proceedings have named multiple defendants, including four suppliers of chemicals and raw materials used to manufacture fluorosurfactants, four fluorosurfactant manufacturers, two toll manufacturers of fluorosurfactants and seven current (including National Foam and Angus Fire) and former (including the Company) AFFF manufacturers.

General liability discovery in the MDL Proceedings continues. The parties are also currently conducting preliminary stage discovery with respect to ten "bellwether" water provider cases, which are scheduled to conclude by October 2021. At that point, the MDL Court intends to reduce that pool to three cases, after which the parties will conduct expanded fact and expert discovery and pursue dispositive motions, followed by trials to commence in 2023. The MDL Court has established a briefing schedule with respect to certain aspects of the government contractor defense, potentially applicable to AFFF sold to or used by the U.S. federal government or other customers requiring product manufactured to meet military specification, such that all briefs will be filed by late January 2022 with a hearing to follow thereafter.

Outside of the MDL Proceedings, the Company and other defendants are also party to six lawsuits in U.S. state courts brought by oil refining companies alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage. In addition, the Company and other defendants are party to two actions related to the Pennsylvania Site in which the plaintiff water utility seeks remediation costs related to the alleged contamination of the local water supply.

The Company believes that it has meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Based on the 2013 agreement for the sale of National Foam and Angus Fire, the Company is pursuing indemnification against these claims from the purchaser and current owner of National Foam and Angus Fire. The Company is also pursuing insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate the damages, if any, to be allocated to the Company, if one or more plaintiffs were to prevail in these cases, and there can be no assurance that any such future exposure will not be material in any period.

Income Taxes

Under the TMA, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $453 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $36 million included within Accrued Liabilities. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three and nine months ended September 30, 2021 and 2020, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 28, 2021, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2021

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

Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population and the rising standards of living in emerging markets. We believe that our business segments are well positioned to benefit from favorable secular trends, including these mega-trends and from the strength of our industry-leading brands and track record of innovation. In addition, we regularly review our markets to proactively identify trends and adapt our strategies accordingly.

Our business is also affected by changes in the general level of economic activity, such as changes in business and consumer spending, construction and shipping activity as well as short-term economic factors such as currency fluctuations, commodity price volatility and supply disruptions. However, we continue to invest in our business, take pricing actions to mitigate supply chain and inflationary pressures, develop new products and services in order to remain competitive in our markets and use risk management strategies to mitigate various exposures. We believe that we have industry-leading global brands, which form the foundation of our business strategy. Coupled with our focus on growth, innovation and operational efficiency, we expect to drive long-term future growth and increased value for our shareowners.

Recent Developments

Supply Chain Challenges

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages and transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future.

We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been limited disruption to the availability of our products, though it is possible that more significant disruptions could occur if these supply chain challenges continue.

Sale of Chubb Fire & Security Business

On July 26, 2021, we entered into a stock purchase agreement to sell our Chubb business to APi for an enterprise value of $3.1 billion. The purchase price is subject to working capital and other adjustments as provided in the Chubb Sale Agreement. Chubb, reported within our Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. This transaction is expected to close late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to regulatory approvals, required works council approvals in France and customary closing conditions. In conjunction with the Chubb Sale Agreement, we have agreed to provide APi, and APi has agreed to provide us certain transitional services for varying periods after the closing. The services we will receive include tax and accounting support and information technology services for certain entities.

Separation from United Technologies Corporation
On April 3, 2020, UTC completed the Separation of Carrier into an independent, publicly traded company. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis that govern various aspects of the relationship among us, UTC and Otis following the Separation and the Distribution including the TSA (which expired on March 31, 2021), the TMA, an employee matters agreement and an intellectual property agreement. Income and expense under these agreements are not material. On April 1, 2020 and April 2, 2020, we received cash contributions totaling $590 million from UTC related to the Separation.

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

Impact of the COVID-19 Pandemic

In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, we temporarily closed or reduced production at manufacturing facilities across the globe to ensure employee safety and instructed non-essential employees to work from home. In addition, we took several preemptive actions during 2020 to manage liquidity as demand for our products decreased. Despite the adverse impacts of the pandemic on our results beginning in the first quarter of 2020, manufacturing operations resumed and several restorative actions were completed during 2020 including the reinstatement of annual merit-based salary increases and continued investment to support our strategic priorities.

We continue to focus our efforts on preserving the health and safety of our employees and customers as well as maintaining the continuity of our operations. In addition, we continue to actively monitor our liquidity position and working capital needs and believe that our overall capital resources and liquidity position are adequate. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, including a resurgence in cases and the spread of COVID-19 variants, management's judgments could change. While our results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
(In millions)	2021	2020	Period Change	% Change
Net sales	$5,341	$5,002	$339	7%
Cost of products and services sold	(3,740)	(3,441)	(299)	9%
Gross margin	1,601	1,561	40	3%
Operating expenses	(773)	(480)	(293)	61%
Operating profit	828	1,081	(253)	(23)%
Non-operating income (expenses), net	(60)	(72)	12	(17)%
Income from operations before income taxes	768	1,009	(241)	(24)%
Income tax expense	(288)	(261)	(27)	10%
Net income from operations	480	748	(268)	(36)%
Less: Non-controlling interest in subsidiaries' earnings from operations	11	7	4	57%
Net income attributable to common shareowners	$469	$741	$(272)	(37)%

Net Sales

For the three months ended September 30, 2021, Net sales were $5.3 billion, a 7% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

For the Three Months Ended September 30, 2021
Organic	4%
Foreign currency translation	1%
Acquisitions and divestitures, net	2%
Total % change	7%

During the three months ended September 30, 2021, continued end-market recovery in each of our segments increased organic sales by 4% compared with the same period of 2020. The organic increase was primarily driven by our Refrigeration segment as strong demand for global transportation continued. Higher volume in our Commercial HVAC business and improved pricing in our North America residential and light commercial business benefited the HVAC segment. In addition, higher volume and pricing were the primary drivers of growth in the Fire & Security segment. However, the current global economic environment has led to supply chain constraints that impacted volume in each of our segments during the period. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended September 30, 2021, gross margin was $1.6 billion, a 3% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended September 30,
(In millions)	2021	2020
Net sales	$5,341	$5,002
Cost of products and services sold	(3,740)	(3,441)
Gross margin	$1,601	$1,561
Percentage of net sales	30.0%	31.2%

The increase in gross margin for the three months ended September 30, 2021 was primarily driven by continued improvement in the global economic environment during the current period and pricing improvements. Higher sales in each of our segments outpaced operational costs as we continued to focus on Carrier 700 cost containment actions. However, each of our segments has been impacted by the rising cost for commodities and components used in our products, supply chain constraints and higher freight costs. As a result, gross margin as a percentage of Net sales decreased by 120 basis points compared with the same period of 2020.

Operating Expenses
For the three months ended September 30, 2021, operating expenses, including Equity method investment net earnings, were $773 million, a 61% increase compared with the same period of 2020. The components were as follows:

	For the Three Months Ended September 30,
(In millions)	2021	2020
Selling, general and administrative	$(748)	$(681)
Research and development	(123)	(100)
Equity method investment net earnings	76	62
Other income (expense), net	22	239
Total operating expenses	$(773)	$(480)
Percentage of net sales	14.5%	9.6%

For the three months ended September 30, 2021, Selling, general and administrative expenses were $748 million, a 10% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending, employee furloughs and temporarily closing or limiting the presence of our workforce in our facilities. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation costs and restructuring charges along with transaction costs of $14 million associated with the planned divestiture of our Chubb business further contributed to the year-over-year increase. Costs associated with the Separation for the three months ended September 30, 2020 were $24 million.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2021, Equity method investment net earnings were $76 million, a 23% increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in North America and Asia as end-markets improved compared with the prior period and the absence of a 2020 product performance matter at one of our HVAC joint ventures. These increases were partially offset by the reduction in earnings resulting from the sale of our investment in Beijer REF AB in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended September 30, 2020, we realized a $252 million gain on sale of our investment in Beijer REF AB and recorded an $11 million charge resulting from a litigation matter. In addition, higher gains on hedging activities were recognized in the three months ended September 30, 2021 as compared with the same period of 2020.

Non-Operating Income (Expenses), net

For the three months ended September 30, 2021, Non-operating income (expenses), net was $60 million, a 17% decrease compared with the same period of 2020. The components were as follows:

	For the Three Months Ended September 30,
(In millions)	2021	2020
Non-service pension (expense) benefit	$14	$16

Interest expense	$(76)	$(90)
Interest income	2	2
Interest (expense) income, net	$(74)	$(88)

Non-operating income (expenses), net	$(60)	$(72)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended September 30, 2021, Interest expense was $76 million, a 16% decrease compared with the same period in 2020. The decrease was primarily driven by the repayment of our $1.75 billion Term Loan Credit Facility in 2020 and the prepayment of the $500 million 1.923% Notes in February 2021. These amounts were partially offset by the issuance of $750 million of long-term notes in June 2020.

Income Taxes

	For the Three Months Ended September 30,
	2021	2020
Effective tax rate	37.5%	25.9%

The increase in the effective tax rate for the three months ended September 30, 2021 compared with the same period of 2020 was driven by a net tax charge of $136 million primarily relating to the re-organizations and disentanglements of certain Chubb subsidiaries executed in advance of the planned divestiture of our Chubb business. The increase was partially offset by a favorable tax adjustment of $23 million due to foreign tax credits generated and expected to be utilized in the current year.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
(In millions)	2021	2020	Period Change	% Change
Net sales	$15,480	$12,862	$2,618	20%
Cost of products and services sold	(10,866)	(9,038)	(1,828)	20%
Gross margin	4,614	3,824	790	21%
Operating expenses	(2,432)	(1,986)	(446)	22%
Operating profit	2,182	1,838	344	19%
Non-operating income (expenses), net	(187)	(159)	(28)	18%
Income from operations before income taxes	1,995	1,679	316	19%
Income tax expense	(626)	(560)	(66)	12%
Net income from operations	1,369	1,119	250	22%
Less: Non-controlling interest in subsidiaries' earnings from operations	29	21	8	38%
Net income attributable to common shareowners	$1,340	$1,098	$242	22%

Net Sales

For the nine months ended September 30, 2021, Net sales were $15.5 billion, a 20% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

For the Nine Months Ended September 30, 2021
Organic	16%
Foreign currency translation	3%
Acquisitions and divestitures, net	1%
Total % change	20%

As the global economy continues to recover from the impact of the COVID-19 pandemic, we continue to see improvement across our global business. During the nine months ended September 30, 2021, higher volume and pricing improvements in each of our segments increased organic sales by 16% compared with the same period of 2020. The organic increase was primarily driven by our HVAC segment with strong demand in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Higher sales in our Refrigeration and Fire & Security segments were driven by improved global end-markets and pricing improvements compared with the prior period. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the nine months ended September 30, 2021, gross margin was $4.6 billion, a 21% increase compared with the same period of 2020. The components were as follows:

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Net sales	$15,480	$12,862
Cost of products and services sold	(10,866)	(9,038)
Gross margin	$4,614	$3,824
Percentage of net sales	29.8%	29.7%

The increase in gross margin for the nine months ended September 30, 2021 was primarily driven by continued improvement in the global economic climate during the current period. Higher volumes in each of our segments outpaced operational costs as we continued to focus on Carrier 700 cost containment actions. However, each of our segments have been impacted by the rising cost for commodities and components used in our products, certain supply chain constraints and higher freight costs. As a result, gross margin as a percentage of Net sales was flat compared with the same period of 2020.

Operating Expenses
For the nine months ended September 30, 2021, operating expenses, including Equity method investment net earnings, were $2.4 billion, a 22% increase compared with the same period of 2020. The components were as follows:

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Selling, general and administrative	$(2,304)	$(2,010)
Research and development	(369)	(292)
Equity method investment net earnings	201	148
Other income (expense), net	40	168
Total operating expenses	$(2,432)	$(1,986)
Percentage of net sales	15.7%	15.4%

For the nine months ended September 30, 2021, Selling, general and administrative expenses were $2.3 billion, a 15% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending, employee furloughs and temporarily closing or limiting the presence of our workforce in our facilities. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation costs and restructuring charges in the current period along with transaction costs of $29 million associated with the planned divestiture of our Chubb business further contributed to the year-over-year increase. Costs associated with the Separation were $19 million during the nine months ended September 30, 2021 compared with $92 million for the same period of 2020.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2021, Equity method investment net earnings were $201 million, a 36% increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in Asia, the Middle East and North America as end-markets improved compared with the prior period and the absence of a 2020 product performance matter at one of our HVAC joint ventures. These increases were partially offset by the reduction in earnings resulting from the sale of our investment in Beijer REF AB in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. The nine months ended September 30, 2020 included a $252 million gain on sale of our investment in Beijer REF AB. The gain was partially offset by a $71 million other-than-temporary impairment charge on a minority-owned joint venture, an $11 million charge resulting from a litigation matter and a $12 million unfavorable impact for a change in the estimate of certain long-term liabilities. In addition, higher gains on hedging activities were partially offset by deferred compensation costs in the current period.

Non-Operating Income (Expenses), net

For the nine months ended September 30, 2021, Non-operating income (expenses), net was $187 million, an 18% increase compared with the same period of 2020. The components were as follows:

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Non-service pension (expense) benefit	$51	$47

Interest expense	$(247)	$(213)
Interest income	9	7
Interest (expense) income, net	$(238)	$(206)

Non-operating income (expenses), net	$(187)	$(159)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the nine months ended September 30, 2021 Interest expense was $247 million, a 16% increase compared with the same period in 2020. In connection with the Separation and the Distribution, we issued $11.0 billion of long-term debt in February 2020. As a result, interest expense during the nine months ended September 30, 2020 only included interest expense incurred on such debt after the issuance date. In addition, we issued $750 million of 2.70% long-term notes in June 2020. During the nine months ended September 30, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	For the Nine Months Ended September 30,
	2021	2020
Effective tax rate	31.4%	33.4%

The decrease in the effective tax rate for the nine months ended September 30, 2021 compared with the same period of 2020 is primarily due to the significant items recognized during each period as a percentage of Income from operations before income taxes. The nine months ended September 30, 2021 include a net tax charge of $136 million primarily relating to the re-organizations and disentanglements of certain Chubb subsidiaries executed in advance of the planned divestiture of our Chubb business, a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom, partially offset by favorable tax adjustments of $23 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from a re-organization of a German subsidiary. The nine months ended September 30, 2020 include a tax charge of $51 million related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a $46 million tax charge resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

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

We determine our segments based on how our Chief Executive Officer, who is the Chief Operating Decision Maker (the "CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments based on Net sales and Operating profit. Adjustments to reconcile segment reporting to the consolidated results are included in Note 17 - Segment Financial Data.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Summary performance for each of our segments for the three months ended September 30, 2021 and 2020 is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(In millions)	2021	2020	2021	2020	2021	2020
HVAC	$3,054	$2,892	$573	$839	18.8%	29.0%
Refrigeration	1,011	876	119	103	11.8%	11.8%
Fire & Security	1,377	1,324	182	200	13.2%	15.1%
Total segment	$5,442	$5,092	$874	$1,142	16.1%	22.4%

HVAC Segment

For the three months ended September 30, 2021, Net sales in our HVAC segment were $3.1 billion, a 6% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	2%
Foreign currency translation	1%
Acquisitions and divestitures, net	3%
Total % change in Net sales	6%

The organic increase in Net sales of 2% was primarily driven by our Commercial HVAC business (4%) reflecting the gradual improvement in the global economic environment as our end-markets improved from the prior year impacts of the COVID-19 pandemic. Volume growth in Europe was the primary driver of improved results during the period with modest growth in Asia due to a resurgence of COVID-19 cases and additional restrictions put in place. Net sales in our North America residential and light commercial business were flat compared with the same period of 2020. Results during the three months ended September 30, 2020 reflected a significant rebound in demand after initial weakness during the first half of 2020 due to the COVID-19 pandemic. Current period results reflect normalizing demand. In addition, the current global economic environment has led to supply chain constraints and shipping delays that negatively impacted Net sales which were offset by pricing improvements during the period.

On June 1, 2021, the Commercial HVAC business completed the acquisition of Giwee. Giwee is a China-based manufacturer of HVAC products, offering a portfolio of products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 2% to Net sales during the three months ended September 30, 2021. Refer to Note 15 - Acquisitions for additional information.

For the three months ended September 30, 2021, Operating profit in our HVAC segment was $573 million, a 32% decrease compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	(1)%
Foreign currency translation	—%
Acquisitions and divestitures, net	(1)%
Restructuring	(1)%
Other	(29)%
Total % change in Operating profit	(32)%

The decrease in organic operational profit of 1% was primarily attributable to higher costs for commodities and components used in our products and higher freight costs, partially offset by pricing improvements and higher earnings from equity method investments compared with the prior period. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period.

Operating profit was also impacted by the acquisition of Giwee, the results of which included transaction costs, inventory step-up and backlog amortization during the period. In addition, the decrease in Other reflects the absence of a $252 million gain on sale of our investment in Beijer REF AB in the prior period.

Refrigeration Segment

For the three months ended September 30, 2021, Net sales in our Refrigeration segment were $1.0 billion, a 15% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	14%
Foreign currency translation	1%
Total % change in Net sales	15%

The organic increase in Net sales of 14% was primarily driven by our Transport refrigeration business reflecting the gradual improvement in the global economic environment as our end-markets improved from the prior year impacts of the COVID-19 pandemic. Transport refrigeration sales (24%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation. Commercial refrigeration sales decreased (1%) as sales volume growth was limited by supply chain constraints and end market weakness in Asia.

For the three months ended September 30, 2021, Operating profit in our Refrigeration segment was $119 million, a 15% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	16%
Foreign currency translation	2%
Restructuring	(3)%
Total % change in Operating profit	15%

The increase in operational profit of 16% was primarily attributable to higher sales volumes compared with the prior period, which was impacted by the COVID-19 pandemic. In addition, pricing improvements also contributed to the increase. These increases were partially offset by higher costs for commodities and components used in our products and higher freight costs. Higher selling, general and administrative costs and research and development activities further impacted operational profit as our businesses return to normal spending levels compared with the prior period in addition to incremental investments in product development and expanding our sales force.

Fire & Security Segment

For the three months ended September 30, 2021, Net sales in our Fire & Security segment were $1.4 billion, a 4% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	2%
Foreign currency translation	2%
Total % change in Net sales	4%

The organic increase in Net sales of 2% was driven by the gradual improvement in the global economic environment as our end-markets improved from the prior year impacts of the COVID-19 pandemic. An increase in product sales (3%) was primarily driven by volume improvements in the commercial and industrial businesses, which were impacted by shutdowns related to COVID-19 in the prior period. Favorable pricing also contributed to the increase. In addition, volume increases in Europe benefited from improved end-markets impacted by COVID-19 in the prior period. These amounts were partially offset by reduced demand in Asia due to a resurgence of COVID-19 cases and supply chain constraints. Field service sales were flat compared with the prior period. Improved end-markets impacted by COVID-19 in the prior period were offset by continued restrictions in certain countries in Asia and supply chain constraints during the current period.

For the three months ended September 30, 2021, Operating profit in our Fire & Security segment was $182 million, a 9% decrease compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	(9)%
Foreign currency translation	1%
Restructuring	1%
Other	(2)%
Total % change in Operating profit	(9)%

The decrease in operational profit of 9% was primarily attributable to higher costs for commodities and components used in our products and freight costs. These amounts were partially offset by higher sales volumes and pricing improvements compared with the prior period, which was impacted by the COVID-19 pandemic. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period in addition to incremental investments in product development and expanding our sales force.

Amounts reported in Other represent transaction costs associated with the planned divestiture of our Chubb business. These amounts were partially offset by lower depreciation and amortization, which was ceased on Chubb's assets held for sale in accordance with ASC 360, Property, Plant and Equipment.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Summary performance for each of our segments for the nine months ended September 30, 2021 and 2020 is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
(in millions)	2021	2020	2021	2020	2021	2020
HVAC	$8,660	$7,142	$1,511	$1,364	17.4%	19.1%
Refrigeration	3,037	2,384	369	263	12.2%	11.0%
Fire & Security	4,084	3,587	480	426	11.8%	11.9%
Total segment	$15,781	$13,113	$2,360	$2,053	15.0%	15.7%

HVAC Segment

For the nine months ended September 30, 2021, Net sales in our HVAC segment were $8.7 billion, a 21% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	18%
Foreign currency translation	1%
Acquisitions and divestitures, net	2%
Total % change in Net sales	21%

The organic increase in Net sales of 18% was driven by improved results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (21%) were driven by new construction, the ongoing stay-at-home workforce, higher distributor stocking levels and pricing improvements. Increased sales in our Commercial HVAC business (14%) benefited from the gradual improvement in the global economic environment as our end-markets continue to improve from the prior year impacts of the COVID-19 pandemic. Volume growth in Europe and Asia were the primary drivers of improved results during the period, although sales in certain countries in Asia were tempered by additional restrictions as a result of a resurgence of COVID-19 cases.

On June 1, 2021, the Commercial HVAC business completed the acquisition of Giwee. The results of Giwee has been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 1% to Net sales during the nine months ended September 30, 2021. Refer to Note 15 - Acquisitions for additional information.

For the nine months ended September 30, 2021, Operating profit in our HVAC segment was $1.5 billion, an 11% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	26%
Foreign currency translation	1%
Acquisitions and divestitures, net	(2)%
Restructuring	(1)%
Other	(13)%
Total % change in Operating profit	11%

The operational profit increase of 26% was primarily attributable to higher sales volumes in each of the segment's businesses compared with the prior period. Favorable product mix, pricing improvements and higher earnings from equity method investments also benefited operational profit. These amounts were partially offset by higher selling, general and administrative costs and research and development as our businesses return to normal spending levels as compared with the prior period.

The decrease in Other of 13% primarily reflects the absence of a $252 million gain on sale of our investment in Beijer REF AB in the prior period. In addition, the amounts reported in Other reflects the absence of a prior period non-cash, other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic.

Refrigeration Segment

For the nine months ended September 30, 2021, Net sales in our Refrigeration segment were $3.0 billion, a 27% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	23%
Foreign currency translation	4%
Total % change in Net sales	27%

The organic increase in Net sales of 23% was driven by improved results across each of the segment's businesses. Transport refrigeration sales (29%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation and COVID-19 vaccine-related cargo monitoring. Commercial refrigeration sales (12%) also increased due to a rebound in demand.

For the nine months ended September 30, 2021, Operating profit in our Refrigeration segment was $369 million, a 40% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	36%
Foreign currency translation	7%
Restructuring	(2)%
Other	(1)%
Total % change in Operating profit	40%

The increase in operational profit of 36% was primarily attributable to higher sales volumes and pricing improvements compared with the prior period, which was heavily impacted by the COVID-19 pandemic. In addition, favorable productivity initiatives benefited factory costs. These amounts were partially offset by increased logistics costs. Higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period in addition to incremental investments in product development and expanding our sales force.

Fire & Security Segment

For the nine months ended September 30, 2021, Net sales in our Fire & Security segment were $4.1 billion, a 14% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	5%
Total % change in Net sales	14%

The organic increase in Net sales of 9% was driven by improved results across each of the segment's businesses. Field service sales (9%) benefited from improved end-markets in regions that were previously impacted by COVID-19, including Europe and Asia. An increase in product sales (9%) was primarily driven by improvements in the Americas, Asia and Europe, which were impacted by shutdowns related to COVID-19 in the prior period.

For the nine months ended September 30, 2021, Operating profit in our Fire & Security segment was $480 million, a 13% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating Profit
Operational	17%
Foreign currency translation	3%
Restructuring	(2)%
Other	(5)%
Total % change in Operating profit	13%

The increase in operational profit of 17% was primarily attributable to higher sales volumes, pricing improvements and favorable mix compared with the prior period, which was heavily impacted by the COVID-19 pandemic. These operational increases were partially offset by higher costs for commodities and components used in our products and higher freight. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the prior period.

Amounts reported in Other represent transaction costs associated with the planned divestiture of our Chubb business as well as the absence of a favorable adjustment related to a product recall matter in the prior period. These amounts were partially offset by lower depreciation and amortization, which was ceased on Chubb's assets held for sale in accordance with ASC 360, Property, Plant and Equipment.

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

As of September 30, 2021, we had cash and cash equivalents of $2.7 billion, of which approximately 36% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2021 and December 31, 2020, the amount of such restricted cash was approximately $33 million and $4 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. This Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments. Borrowings are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable rate based on LIBOR plus a ratings-based margin (or customary LIBOR replacement provisions), which was 125 basis points as of September 30, 2021. As of September 30, 2021, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The Revolving Credit Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2021, we were in compliance with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of September 30, 2021:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Stable
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable

(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on June 16, 2020. Fitch's long-term rating was affirmed on June 3, 2021
(2) S&P revised its outlook to stable from negative on May 14, 2021

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,671	$3,115
Total debt	$9,688	$10,227
Total equity	$7,222	$6,578

Net debt (total debt less cash and cash equivalents)	$7,017	$7,112
Total capitalization (total debt plus total equity)	$16,910	$16,805
Net capitalization (total debt plus total equity less cash and cash equivalents)	$14,239	$13,690
Total debt to total capitalization	57%	61%
Net debt to net capitalization	49%	52%

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to Long-term Notes are expected to approximate $273 million per year, reflecting an approximate weighted-average interest rate of 2.87%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

During the nine months ended September 30, 2021, we acquired consolidated businesses and a minority-owned business. The aggregate cash paid for acquisitions, net of cash acquired, totaled $214 million and was funded through cash on hand. See Note 15 – Acquisitions for additional information.

On February 4, 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $350 million of our outstanding common stock. The share repurchase program, which was increased by $1.75 billion on July 27, 2021, allows us to repurchase shares from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under the TMA. During the nine months ended September 30, 2021, we repurchased 5.7 million shares of our common stock for an aggregate purchase price of $276 million, which are held in Treasury stock as of September 30, 2021 in the Unaudited Condensed Consolidated Balance Sheet.

We paid dividends on common stock during the nine months ended September 30, 2021, totaling $313 million. On October 14, 2021, the Board of Directors declared a dividend of $0.12 per share of common stock payable on November 22, 2021 to shareowners of record at the close of business on October 29, 2021.

Cash Flows

The following table reflects the major categories of cash flows. For additional details, see the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$1,324	$1,493
Investing activities	(426)	230
Financing activities	(1,225)	1,173
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(342)	$2,896

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by higher working capital balances during the current period. Continued strong demand and an increase of safety stock due to supply chain constraints led to higher inventory balances. In addition, higher accounts receivable balances due to increased sales more than offset outstanding accounts payable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2021, net cash used in investing activities was $426 million. The primary driver of the outflow related to the acquisition of several businesses and a minority-owned business, which totaled $214 million, net of cash acquired and $206 million of capital expenditures. During the nine months ended September 30, 2020, net cash provided by investing activities was $230 million with the primary drivers of the inflow relating to the proceeds received from the sale of our investment in Beijer REF AB and the settlement of derivative contracts of $67 million. These inflows were partially offset by capital expenditures of $151 million.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the nine months ended September 30, 2021, net cash used in financing activities was $1.2 billion. The primary driver of the outflow related to the redemption of long-term Notes of $500 million. In addition, we paid $313 million in dividends to our common shareowners and paid $275 million to repurchase shares of our common stock. During the nine months ended September 30, 2020, net cash provided by financing activities was $1.2 billion with the primary drivers of the increase relating to the issuance of $750 million of long-term debt and a $590 million cash contribution from UTC in connection with the Separation.

Off-Balance Sheet Arrangements and Contractual Obligations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Contractual Obligations" in our 2020 Form 10-K provided disclosures about our contractual obligations and commercial commitments at the end of 2020. There have been no material changes for the three and nine months ended September 30, 2021 to our off-balance sheet arrangements and contractual obligations disclosed in our 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2021. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2020 Form 10-K.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors and other risks and uncertainties listed from time to time in our filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 19 – Commitments and Contingent Liabilities in the Notes to the "Unaudited Condensed Consolidated Financial Statements" for information regarding legal proceedings.

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2020 Form 10-K.

Item 1A. Risk Factors

Except as noted below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2020 Form 10-K.

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.

We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. We use various tactical and strategic actions to mitigate our raw material and supply chain risks and challenges, including consolidating commodity purchases, proactive engagement with suppliers and our workforce and dynamic management of freight costs and availability.

Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures and hazards such as fire, earthquakes, flooding or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to factors largely beyond our control: a global shortage of semi-conductors, a strain on raw materials and cost inflation, all of which could escalate in future quarters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.

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

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, financial condition and results of operations. The pandemic continues to result in widespread and extended or partial shutdowns and other restrictions on the operations of non-essential businesses, including construction, hospitality venues, offices and travel. The nature and extent of the continuing impact of COVID-19 on our business, financial condition and results of operations is uncertain and will depend on future developments, including the recent and pending approvals of vaccines, the wide-spread distribution of vaccines and the effectiveness of such vaccines in preventing COVID-19, and the time it takes to vaccinate a sufficient percentage of the U.S. and global populations. Nonetheless, further prolonged closures and restrictions throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may again disrupt our operations and the operations of our suppliers, distributors and customers.

As a result of the foregoing, the pandemic and its impact have also affected and could continue to affect our ability to obtain necessary raw materials and parts, ship finished products to customers, the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which could result in a decrease and/or cancellation of orders and/or payment delays or defaults. The COVID-19 pandemic has impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. Facility closures or other restrictions, including employee vaccine mandates, could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Further, such conditions may also adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at the anticipated cost. We also may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, labor shortages, due to prolonged illness or quarantine or an increase in the cost of labor could adversely affect our profit margins and results of operations.

Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is currently drafting an emergency regulation (“OSHA Regulation”) to carry out this mandate, which is expected to take effect in the coming weeks. At this time, it is unclear, among other things, if the OSHA Regulation will apply to all employees or only to employees who work in the office, or how compliance will be documented.

In addition, on September 9, 2021, President Biden issued an executive order (“Executive Order”) requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by December 8, 2021.

As a company with more than 100 employees and a modest portfolio of U.S. Government contracts, it is anticipated that we may be subject to the OSHA Regulation and Executive Order. Our suppliers may also be subject to the OSHA Regulation and Executive Order. At this time, it is not possible to predict with certainty the nature and extent to which the company or our suppliers will be subject to the OSHA Regulation or Executive Order, or impact that the OSHA Regulation or Executive Order will have on us, on our workforce, or on our suppliers. Additional vaccine mandates may be announced in other jurisdictions in which our businesses or our suppliers operate. Implementation of these requirements by the company and our suppliers may result in employee attrition, including attrition of critically skilled labor, and difficulty in fulfilling future labor requirements or obtaining parts, components and manufacturing equipment, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended September 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2021
July 1 - July 31	244	$49.85	244	$1,958
August 1 - August 31	1,361	$56.12	1,361	$1,882
September 1 - September 30	1,047	$55.25	1,047	$1,824
Total	2,652	$55.20	2,652	$1,824

(1) Excludes broker commissions

In July 2021, our Board of Directors authorized a $1.75 billion increase to our existing $350 million stock repurchase program. This program allows us to repurchase shares from time to time, subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under the TMA.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the three months ended September 30, 2021, Patrick Goris, Senior Vice President and Chief Financial Officer, and Kyle Crockett, Vice President, Controller, entered into Rule 10b5-1 stock trading plans (the "Plans"). The Plans were adopted in accordance with Rule 10b5-1 under the Exchange Act and the guidelines specified by the Company’s insider trading policy.

In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who are not then in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish the amounts, prices and dates of future purchases or sales of Company stock, including shares issued upon the exercise or vesting of equity awards. Under the Company’s insider trading policy, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than four months after adoption of the trading plan.

Neither Mr. Goris nor Mr. Crockett has discretion over transactions under their respective Plans. The use of these trading plans permits asset diversification as well as financial and tax planning.

Transactions under the Plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. Except as required by law, the Company does not undertake to report other Rule 10b5-1 trading plans that may be adopted by the Company, any officer, director or other shareowner in the future or to report any modifications or terminations of the Plans or any other publicly disclosed trading plans.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10
Stock Purchase Agreement, dated July 26, 2021, among Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation (incorporated by reference to Exhibit 2.1 to Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on July 30, 2021, File No. 001-39220)

15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20210930.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20210930.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20210930_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20210930_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20210930_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20210930_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 28, 2021	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 28, 2021	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)