Form 10-K
period 2021-12-31
CARRIER GLOBAL Corp
filed 2022-02-08
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $42.1 billion, based on the New York Stock Exchange closing price for such shares on that date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
As of January 31, 2022, there were 855,514,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant's definitive proxy statement related to its 2022 annual meeting of shareowners.

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
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation (as defined in PART I, ITEM I, BUSINESS, Separation from United Technologies Corporation). Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flows, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, the estimated costs associated with the Separation, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Carrier and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19, any variants and their effects, among other things, on production and on global supply, demand, and distribution as the outbreak continues and results in a prolonged period of travel, commercial and other restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
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
•the effect of changes in political conditions in the U.S. and other countries in which Carrier and our businesses operate, including the effect of changes in U.S. trade policies, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
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

This Annual Report on Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K under the heading "Note 23 – Commitments and Contingent Liabilities," the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section entitled "Risk Factors." This Annual Report on Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

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

PART I

ITEM 1. BUSINESS

General

Carrier Global Corporation is a leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. Our portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2, Carrier Transicold and Automated Logic that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

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

Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security. For the year ended December 31, 2021, our net sales were $20.6 billion and our operating profit was $2.6 billion. Our net sales for 2021 were derived from the Americas (54%), Europe, Middle East and Africa ("EMEA") (29%) and Asia-Pacific (17%). Our international operations, including U.S. export sales, represented approximately 52% of our net sales for 2021. During the same period, new equipment comprised 73% and aftermarket comprised 27% of our net sales.

Sales by Segment *	Net Sales by Region	Sales by Type

* Segment sales include inter-company sales.

Separation from United Technologies Corporation

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC") completed the spin-off of Carrier into an independent publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") of all of the outstanding shares of common stock of the Company to UTC shareowners. Our common stock is listed under the symbol "CARR" on the New York Stock Exchange ("NYSE"). In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among us, UTC and Otis following the Separation and the Distribution including the Transition Services Agreement ("TSA"), which expired on March 31, 2021, the Tax Matters Agreement ("TMA"), an employee matters agreement and an intellectual property agreement. Income and expense under these agreements are not material. On April 1, 2020 and April 2, 2020, we received cash contributions totaling $590 million from UTC related to the Separation.

Sale of Chubb Fire and Security Business

On January 3, 2022, we completed the sale of our Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi") pursuant to a stock purchase agreement for an enterprise value of $3.1 billion (the "Chubb Sale Agreement"). Chubb, reported within our Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The purchase price is subject to working capital and other adjustments as provided in the Chubb Sale Agreement. Consistent with our capital allocation strategy, the net proceeds of approximately $2.6 billion will be used to fund investments in organic and inorganic growth initiatives and capital returns to our shareowners as well as for general corporate purposes.

Business Strategy

Our business strategy is to be the world leader in healthy, safe, sustainable and intelligent building and cold chain solutions which we believe is supported by a variety of favorable secular trends. We are focused on three pillars of growth to execute our business strategy:

Strengthen and Grow our Core. Our strategy involves driving organic growth in part by maintaining our proven track record of innovation, which is focused on designing smarter, more connected and more sustainable systems and solutions. Our strategy also relies on our iconic, industry-leading brands and on strengthening our long-term relationships with channel partners and customers by offering solutions that anticipate customer needs related to healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on technologies related to environmentally-friendly refrigerants, energy efficiency, low emissions, air quality, electrification, noise reduction and safety.

Increase Product Extensions and Geographic Coverage. Our strategy involves leveraging our global operations, the strength of our iconic, industry-leading brands and our success in creating valuable partnerships to focus on targeted expansion into new locations and channels where we believe that we can drive profitable growth. We are also focused on emerging trends in our segments; namely, healthy, safe, sustainable and intelligent buildings and cold chain solutions. We believe that we are well-positioned to meet the demand expected to result from these trends through products such as our Infinity whole home air purifier and the OptiClean Dual-Mode Air Scrubber & Negative Air Machine for commercial building and home applications, and through products such as Carrier Pods monitored by Sensitech that can help ensure the safe storage and transport of food and medicines.

Grow Aftermarket and Digital. Our strategy is focused on bringing differentiated parts and service solutions to our customers across the entire product lifecycle. Our BluEdge service platform builds on our history of innovation and our expertise as an original equipment manufacturer. The platform offers a tiered suite of services across our HVAC, Refrigeration and Fire & Security segments. Through our understanding of customer needs and investments in connected equipment and digital service solutions, BluEdge helps us achieve enhanced equipment efficiency and performance – key components of our Healthy Buildings, Healthy Homes and Connected Cold Chain Programs.

In order to differentiate our products and services, drive productivity and support operating efficiency for our customers and our channels, we leverage innovative digital capabilities across our business segments. Abound is a cloud-based building platform that unlocks and unites building data to create more healthy, safe, sustainable and intelligent solutions for indoor spaces. It gathers data from disparate systems, sensors and sources; identifies opportunities to optimize performance; and works with healthy building solutions to improve occupant experiences. In addition, our product teams are deriving insights from data by employing Amazon Web Services (“AWS”) for connectivity, artificial intelligence and machine learning. Carrier's Lynx digital platform was recognized among Fast Company’s 2021 World Changing Ideas. Our Lynx digital platform, developed in collaboration with AWS, allows customers to leverage data to enhance visibility, resiliency, agility and efficiency in the cold chain to reduce loss and support real-time decisions.

Our industry-leading global brands and track record of innovation form the foundation of our business strategy. This strategy is fueled by our position at the epicenter of important secular trends—including an emphasis on health and wellness, a growing focus on sustainability and increasing digitalization. Coupled with our focus on growth, innovation and operational efficiency, we expect to drive long-term growth and increased value for our shareowners.

Business Segments

We globally manage our business operations through three segments: HVAC, Refrigeration and Fire & Security. Financial information related to our segments is included in Note 21 – Segment Financial Data in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Each respective segment's major products, services and distribution methods are as follows:

HVAC. The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability. Our established brands include Automated Logic, Bryant, Carrier, CIAT, Day & Night, Heil, NORESCO and Riello which offer an innovative and complete portfolio of products that provide numerous solutions for our customers. Products include air conditioners, heating systems, controls and aftermarket components as well as aftermarket repair and maintenance services and building automation systems. Some of these products are part of Carrier’s Healthy Buildings Program, which offers a suite of targeted solutions that are focused on improving and optimizing indoor air quality in buildings and homes to enhance human health, safety and productivity. Products and solutions are sold directly to building contractors and owners and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets.

Refrigeration. The Refrigeration segment provides a healthier, safer, more sustainable and more intelligent cold chain through the reliable transport and preservation of food, medicine and other perishable cargo. Products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Our refrigeration and monitoring products, services and digital solutions, which form Carrier's Healthy, Safe, Sustainable and Intelligent Cold Chain offering, strengthen the connected cold chain and are designed for trucks, trailers, shipping containers, intermodal applications, food retail and warehouse cooling. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls which incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverages sold by retailers. Products and services are sold directly to transportation companies and retail stores and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers.

Fire & Security. The Fire & Security segment provides a wide range of residential, commercial and industrial technologies designed to help protect people and property. Our established brands include Kidde, Edwards, GST, LenelS2, Marioff, Autronica, Aritech, Det-Tronics, Onity, Supra and Fireye which provide product and technology innovations that are supported by installation, maintenance and monitoring through a network of channel partners and our own field service business, along with web-based and mobile applications and cloud-based services. Products include fire, flame, gas, smoke and carbon monoxide detection, portable fire extinguishers, fire suppression systems, intruder alarms, access control systems and video management systems and electronic controls. Other fire and security service offerings include audit, design, installation and system integration as well as aftermarket maintenance and repair and monitoring services. Our fire and security products and solutions, also part of Carrier's Healthy Homes and Healthy Buildings Program, are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution.

Other Matters Relating to Our Business as a Whole

Competitive Conditions

Each of our businesses is subject to significant competition from a number of companies throughout the world. Due to the nature of our products and services and the markets we serve, our competition can vary from regional or specialized companies to larger public or private companies. Some of our key competitors include Daikin Industries, Trane Technologies, Johnson Controls, Lennox International, Honeywell, Siemens, Bosch, Assa Abloy, MSA Safety, Stanley Black & Decker, Newell Brands, Midea Group, Mitsubishi Electric and China International Marine Containers.

The most significant competitive factors we face are technology differentiation, product performance, service, delivery schedule and price. Brand reputation, service to customers and quality are also important competitive factors for our products and services. While our competitive position varies among our products and services, we are a significant competitor with respect to each of our major product and service offerings. We believe that the loss of any individual contract or customer would not have a material adverse effect on our results.

Raw Materials and Supplies

We rely on suppliers and commodity markets to secure components and raw materials such as copper, aluminum and steel. In addition, we also use semi-conductors and other electronic components in the manufacture of our products. To maximize our buying effectiveness in the marketplace, we have a central strategic sourcing group that consolidates purchases of certain materials and components across our business segments.

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages and transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages and higher freight costs that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future.

We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our operations and supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been moderate disruption to the availability of our products, though it is possible that more significant disruptions could occur if these supply chain challenges continue.

Intellectual Property

We maintain a broad portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our business to protect our research and development investments and to maintain our competitive advantages. We hold approximately 9,000 active patents and pending patent applications worldwide. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringers. We believe that we have taken reasonable measures to build and protect this portfolio of intellectual property rights, but we cannot be assured that these rights will not be challenged, found invalid or unenforceable.

Operating System

We plan to continue to foster operational, financial and commercial excellence to drive sales and earnings growth. With roots in our legacy manufacturing and business processes, the Carrier operating system — Carrier Excellence — is our continuous improvement framework that is expected to drive operational excellence across our businesses. Our Supplier Excellence program is intended to apply these same operating principles to our supply base. We also implemented a strategic cost reduction initiative in 2020 that targeted eliminating $700 million in costs over three years through operational efficiency, digitalization, automation and supply chain productivity ("Carrier 700"). This initiative has helped reduce the impact of inflationary pressures experienced during 2021.

Joint Ventures and Strategic Relationships

Our joint ventures and strategic relationships are an important part of our business. We hold direct ownership interests in approximately 34 joint ventures, the financial results of which are accounted for by the equity method of accounting or the cost basis of accounting, of which 99% of such investments are in our HVAC segment. These relationships engage in distribution, manufacturing and product development activities and are integral to our business operations and growth strategy.

Seasonality

Demand for certain of our products and services is seasonal and can be impacted by weather conditions. For instance, sales and services of our HVAC products to residential customers have historically been higher in the second and third quarters of the calendar year, which represent the peak seasons for air conditioning-related sales in North America markets. A change in building and remodeling activity also can affect our financial performance. In addition, our financial performance may be influenced by the production and utilization of transport equipment, including truck production cycles in North America and Europe.

Compliance with the Regulation of our Business and Operations

We operate our business and sell our products all over the world. As a result, rapid changes in legislation, regulations and government policies, including with respect to regulations intended to combat climate change, affect our operations and business in the countries, regions and localities in which we operate and sell our products. International accords such as the Paris Agreement and the subsequent U.S. climate policies to meet its nationally determined contributions as well as local regulations in the U.S. reducing the use of fossil fuels in buildings all have the potential to impact our products and service offerings. Such changes, which can render our products and technologies non-compliant, involve refrigerants, noise levels, product and fire safety, hydrofluorocarbon emissions, fluorinated gases, hazardous substances and electric and electronic equipment waste. Increased fragmentation of regulatory requirements changes the manner in which we conduct our business and increases our costs because it necessitates the development of country or regional specific variants, monitoring of and compliance with those regulations and additional testing and certifications. In addition, our operations are subject to and affected by environmental regulations promulgated by federal, state and local authorities in the U.S. and by authorities with jurisdiction over our foreign operations. We have made, and will be required to continue to make, capital expenditures to design and upgrade our products to comply with or exceed environmental and other regulations and energy efficiency standards. However, it is our opinion that the costs related to compliance requirements for environmental or other government regulations will not have a material adverse effect on our capital expenditures, financial results or competitive position.

Environmental Goals

As a leading global provider of healthy, safe, sustainable and intelligent buildings and cold chain solutions, we are committed to making the world safer, sustainable and more comfortable. We have set ambitious environmental, social and governance goals to be reached by 2030, which include the following:

•Invest over $2 billion to develop healthy, safe, sustainable and intelligent buildings and cold chain solutions that incorporate sustainable design principles and reduce lifecycle impacts,
•Reduce our customers' carbon footprint by more than 1 gigaton,
•Achieve carbon neutral operations,
•Reduce energy intensity by 10% across our operations,
•Achieve water neutrality in our operations, prioritizing water-scarce locations, and
•Promote sustainability through education, partnerships and climate resiliency programs.

Human Capital Management

As of December 31, 2021, Carrier had approximately 58,000 employees worldwide, of which 34% are located in the Americas, 37% are located in EMEA and 29% are located in Asia. As of December 31, 2021, in the U.S., approximately 70% of Carrier's approximately 4,700 production and maintenance employees were covered under six collective bargaining agreements that have expiration dates ranging from 2022 to 2025. In the European Union, approximately 19,000 employees are represented by two European Works Councils and, at national and local levels, we inform and consult with 58 local works councils and with unions representing employees at approximately 40 sites. We believe that our relations with our labor unions and works councils are generally good.

We believe that our employees are our most important asset and that, in turn, our success and growth depend in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. We continuously evaluate, modify and enhance our recruitment and retention strategies, objectives and measures as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives.

Health & Safety. Our Environmental, Health and Safety program is focused on eliminating the risk of serious injuries, illness and fatalities to employees, contractors and customers during manufacturing, installation, servicing and other business activities by applying rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations and Carrier incident reporting requirements. For 2021, our total recordable incident rate ("TRIR") based upon the number of injuries per 200,000 hours worked for our employees in the U.S. was 0.35 and our lost time incident rate ("LTIR") was 0.11.

In response to COVID-19, we implemented various measures to protect the health and safety of our employees and customers including work-from-home requirements (where practical), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures, which comply with applicable governmental regulations and guidance.

Competitive Pay, Benefits and Total Rewards and Practices. Carrier's total rewards philosophy is designed to align the compensation of our employees with individual and Company performance, and to provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve superior results. In addition, we offer a company-paid assistance program to help employees and their families with mental health and other life challenges. In coordination with each country’s social welfare system, and in addition to any required local health care participation, we may provide additional health and welfare benefits depending on, among other things, the market competitiveness in that country. We also offer a tuition assistance program that is discussed in more detail below (see Talent Development and Employee Engagement).

Inclusion & Diversity. As of December 31, 2021, approximately 27% of our employees and 32% of our executives globally were women. As of December 31, 2021, people of color represented approximately 27% of our U.S. executive and 24% of our professional employees in the U.S.

Our greatest strength is the diversity of our people and their ideas and experiences; inclusion and diversity are the cornerstones of our values and we believe that it is a source of innovation. To this end, we continue to promote _belong, our inclusion and diversity philosophy and brand as well as an inclusion and diversity strategy that consists of four tenets – Reduce the Gap, Develop & Sponsor, Drive Inclusion and Lean Forward – which include a focus on recruitment, development and mentoring activities. We also sponsor multiple Employee Resource Groups ("ERGs"), such as Pride, Carrier Black Alliance, WE (Women's Empowerment at Carrier), CHEER (Carrier Hispanic & Latino Employee Engagement Resource group), UCAN (United Carrier Asian Network) and Military and Veterans. These ERGs operate with a formal leadership structure, a steering committee, senior leadership sponsorship and a defined mission statement that is aligned with supporting Carrier’s business strategy. We also have established multi-year relationships with two historically Black colleges and universities to create programs to help students develop skills for the future and provide career and recruitment initiatives.

We continue to take steps to expand our role as an employer that champions inclusion, diversity and equality of opportunity. Carrier has pledged to achieve gender parity in senior leadership roles by 2030. Our Chairman and Chief Executive Officer ("CEO") has signed the CEO Action for Diversity & Inclusion TM pledge joining more than 2,000 CEO's to underscore our commitment to ensure inclusion is core to our business culture. Our senior management has also signed the Hispanic Promise, joining other Fortune 500 companies in the pledge to hire, retain and develop Hispanics in the workplace. Additionally, we continue to provide our global workforce with inclusion and diversity training with a focus on unconscious bias, micro-aggression and allyship.

While we recognize more work needs to be done, we are proud of the strides we have made and the recognition we have received in furthering our inclusion and diversity strategy. In 2021, Carrier participated for the first time in the Human Rights Campaign Foundation's 2021 Corporate Equality Index and achieved a perfect score being recognized Best Place to Work for LGBTQ Equality.

Talent Development and Employee Engagement. We are committed to the continued development and engagement of our people. We promote continuous learning by offering a company-sponsored Employee Scholar Program, which covers the cost of an employee's tuition, academic fees and books at approved universities. We conduct annual leadership development reviews, a process through which senior leaders identify future leaders and discuss strengths and development opportunities, fostering succession planning for key leadership positions. We also have developed various talent development programs, such as internships, early career rotational programs and a suite of development programs for current and future leaders during the three critical stages of their careers – early career, mid-career and senior leadership.

Three-times per year we conduct an anonymous online survey in local languages to solicit feedback from our employees. The results are reviewed by our senior leadership and shared with our managers and other employees who collaborate to act on identified areas of improvement.

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
•Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.
•Risks associated with our international operations could adversely affect our competitive position, results of operations, cash flows or financial condition.
•We are party to joint ventures and other strategic relationships, which may not be successful and may expose us to unique risks and restrictions.
•Climate change, regulations associated with climate change and mitigation efforts could adversely affect our business.
•Demand for our HVAC products and services is influenced by weather conditions and seasonality.
•Our business and financial performance depend on continued and substantial investments in our information technology infrastructure, which may not yield anticipated benefits and which may be vulnerable to cyber-attacks.
•Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
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
•The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.
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

Risks Related to the Separation from UTC

•We have operated as an independent company since April 3, 2020, the effective date of the Distribution, and our historical financial information is not necessarily indicative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results. Additionally, we are a smaller, less diversified company than UTC prior to the Separation and the Distribution.
•After the Separation and the Distribution, certain members of management, directors and shareowners own stock in UTC, Carrier and Otis and as a result may face actual or potential conflicts of interest.
•We may not be able to engage in desirable capital-raising or strategic transactions following the Separation and Distribution.
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
•Our amended and restated bylaws designate the courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareowners, which could discourage lawsuits against Carrier and our directors and officers.
•Anti-takeover provisions could enable our Board of Directors to resist a takeover attempt by a third party and limit the power of our shareowners.

General Risks

•Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations, cash flows or financial condition, and may not be fully covered by insurance.
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

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, financial condition and results of operations. The pandemic continues to result in widespread and extended or partial shutdowns and other restrictions on the operations of non-essential businesses, specifically due to resurgence in cases and the spread of variants, including construction, hospitality venues, offices and travel. The nature and extent of the continuing impact of COVID-19 on our business, financial condition and results of operations is uncertain and will depend on future developments, including the emergence, severity and spread of COVID-19 variants, recent and pending approvals of vaccines and boosters, the wide-spread distribution of vaccines and the effectiveness of such vaccines in preventing and decreasing the length and severity of illness from COVID-19 and its variants, and the time it takes to vaccinate a sufficient percentage of the U.S. and global populations. Nonetheless, further prolonged closures and restrictions throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may again disrupt our operations and the operations of our suppliers, distributors and customers.

As a result of the foregoing, the pandemic and its impact have also affected and could continue to affect our ability to obtain necessary raw materials and parts, ship finished products to customers, the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which could result in a decrease and/or cancellation of orders and/or payment delays or defaults. The COVID-19 pandemic has impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. Facility closures or other restrictions, including employee vaccine mandates, could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Further, such conditions may also adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at the anticipated cost. We also may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, labor shortages due to prolonged illness or quarantine or an increase in the cost of labor could adversely affect our profit margins and results of operations.

Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, in the United States, the current widespread increase in COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed under Risk Factors in this Form 10-K are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) released its COVID-19 Vaccination and Testing Emergency Temporary Standard (“ETS”) to carry out this mandate. However, on January 13, 2022, the U.S. Supreme Court issued a stay on implementation of the ETS pending the conclusion of litigation at the Sixth Circuit Court of Appeals and in subsequent appeals, if applicable. On January 25, 2022, OSHA withdrew the ETS and asked the Sixth Circuit to dismiss the case against the ETS as moot. If OSHA seeks to implement similar, industry-specific rules that apply to Carrier businesses, the vaccination or weekly testing mandate might present logistical and cost challenges for a large portion of our U.S. operations.

In addition, on September 9, 2021, President Biden issued an executive order (“Executive Order”) requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated, with no testing alternative. On December 17, 2021, a federal appeals court confirmed a nationwide injunction against the Executive Order pending a full case review. If the Executive Order survives judicial review, its vaccination mandate may pose staffing issues for our businesses performing work in connection with federal contracts.

Our suppliers may also be subject to the Executive Order or possible new OSHA rules on vaccinations and testing. At this time, it is not possible to predict with certainty the nature and extent to which the company or our suppliers will be impacted. Also, additional vaccine mandates may be announced in other jurisdictions in which our businesses or our suppliers operate. Implementation of these requirements by the company and our suppliers may result in employee attrition, including attrition of critically skilled labor, and difficulty in fulfilling future labor requirements or obtaining parts, components and manufacturing equipment, which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with our international operations could adversely affect our competitive position, results of operations, cash flows or financial condition.

Approximately 52% of our net sales for the year ended December 31, 2021 are derived from international operations, including U.S. export sales. As a result, changes in local and regional economic conditions, including fluctuating exchange rates, may adversely affect demand for our products and the profits generated by our non-U.S. operations because a significant portion of our sales and expenses are denominated in currencies other than U.S. dollars. While we attempt to manage our exchange rate risks, we are not completely insulated from that exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our operating margins in various locations outside of the U.S., which would adversely impact the comparability of our results from period to period.

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

We are party to joint ventures and other strategic relationships, which may not be successful and may expose us to unique risks and restrictions.

Our business operations, particularly in our HVAC segment, depend on various strategic relationships, namely, joint ventures and non-wholly owned subsidiaries. We sell our products and services through certain key distributor, joint venture and similar relationships, including the Carrier Enterprise joint ventures with Watsco, Inc., the Toshiba Carrier joint venture with Toshiba

Corporation, AHI-Carrier FZC, a United Arab Emirates-based joint venture and various joint ventures with members of the Midea Group.

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

In addition, our ability to apply our internal controls and compliance policies to our minority-held joint ventures is limited and can expose us to additional financial and reputational risks. We seek to take proactive steps to mitigate these concerns, including through audits and similar reviews.

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

In addition, there can be no assurance that any particular joint venture or strategic relationship will continue to be beneficial to us in the long term. For example, some of our joint ventures or other strategic agreements prohibit us from competing in certain geographic markets or product and services channels, and these restrictions may apply to other products and services we develop or businesses we acquire in the future.

Climate change, regulations associated with climate change and mitigation efforts could adversely affect our business.

The effects of climate change, including increased frequency and intensity of weather conditions and water scarcity, create financial risks to our business. The potential impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present; for example rising sea levels at certain of our facilities, changing storm patterns and intensities and changing temperature levels. The effects of climate change could disrupt our operations by impacting the availability and cost of materials and by increasing insurance and other operating costs. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them. Potential adverse impacts from climate change may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

There is a general consensus that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. Increased public awareness and concern about climate change will likely continue to: (1) generate more international, regional and/or national requirements to curtail the use of high global warming potential refrigerants (e.g. the Kigali Amendment to the Montreal Protocol and the American Innovation and Manufacturing ("AIM") Act of 2020, which are essential to many of our products); (2) increase building energy and cold chain efficiency; and (3) cause a shift away from the use of fossil fuels as an energy source, including natural gas prohibitions. In some instances, these requirements may render our existing technology, particularly some of our HVAC and refrigeration products, non-compliant or obsolete and we may be required to make increased capital expenditures to meet new regulations and standards, changing interpretations and stricter enforcement of current laws and regulations. Furthermore, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preferences that we may not be able to timely meet due to our required level of capital investment and technology advancement. While we are committed to pursuing sustainable solutions for our products, there can be no assurance that our development efforts will be successful, that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will justify our investments in new product development.

The inconsistent international, regional and/or national requirements associated with climate change regulations, such as the U.S. re-entrance into the Paris Climate Agreement, also create economic and regulatory uncertainty. There is also regulatory and budgetary uncertainty associated with government incentives, which, if discontinued, could adversely impact the demand for energy-efficient buildings and could increase costs of compliance.

We have set environmental, social and governance goals to be achieved by 2030, which include investing over $2 billion to develop healthy, safe, sustainable and intelligent buildings and cold chain solutions that incorporate sustainable design principles and reduce lifecycle impacts, reducing our customers' carbon footprint by more than 1 gigaton, achieving carbon neutral operations and reducing energy intensity by 10% across our operations. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our goals will be achieved, or that any future expenditures or investments we make in furtherance of achieving such goals will be available, effective, meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. For example, to make substantial progress toward or to meet some of these goals, we may need to purchase or deploy a combination of renewable energy utility contracts, carbon credits or offsets, energy-efficient or low-emission products or operations, or carbon sequestration technologies, and there can be no assurance of the extent to which such contracts, credits, offsets, products, operations or technologies will be available in or effective in reducing emissions or energy intensity. Moreover, we may determine that it is in the best interest of our company and our shareowners to prioritize other business, social, governance or sustainability investments over the achievement of our current goals based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to make substantial progress toward or meet these goals, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

The efficient operation of our business requires continued and substantial investments in information technology ("IT") infrastructure systems. The failure to design, develop, maintain and implement IT technology infrastructure systems in an effective and timely manner or to maintain these systems could divert management’s attention and resources. Our information systems may also become obsolete because of inadequate investments, requiring an unplanned transition to a new platform that could be time consuming, costly, and damaging to our competitive position and could require additional management attention. Repeated or prolonged interruptions of service because of poor execution, inadequate investments or obsolescence could have a significant adverse impact on our reputation and our ability to sell products and services.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Our business has been and may again in the future be impacted by disruptions to our or third-party IT infrastructure, which have resulted and could in the future result from (among other causes) cyber-attacks, infrastructure failures or compromises to our physical security. Cyber-based risks are evolving and include attacks: (i) on our IT infrastructure (ii) targeting the security, integrity and/or availability of hardware and software; (iii) on information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into third-party products); and (iv) on facilities or similar infrastructure. Such attacks could disrupt our systems (or those of third parties) and business operations, impact the ability of our products to work as intended or result in the unauthorized access, use, disclosure, modification, or destruction of information in violation of applicable law and/or contractual obligations. We have experienced cyber-based attacks and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency or severity. We continue to make investments and adopt measures to enhance our protection, detection, response and recovery capabilities, and to mitigate potential risks to our technology, products, services, operations and confidential data. However, depending on the nature, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result, we could potentially experience: (i) production downtimes; (ii) operational delays or other detrimental impacts on our operations; (iii) destruction or corruption of data (our or third party); (iv) security breaches; (v) manipulation or improper use of our or third-party systems, networks or products; and (vi) financial losses from remedial actions, loss of business, liability, penalties, fines and/or damage to our reputation—any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
In addition, because of the global nature of our business, our internal systems and products must comply with applicable laws, regulations and standards in a number of jurisdictions, and government enforcement actions and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any disruption to our business arising from such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our reputation, competitive position, results of operations, cash flows or financial condition.

We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.

The Company's intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes and other confidential information. Although we consider our intellectual property rights in the aggregate to be valuable, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. We nonetheless rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, IT security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, IT security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary information may not be sufficient, however.

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

We use a variety of raw materials, supplier-provided parts, and third-party service providers in our business. The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our business performance. Significant shortages, supplier capacity constraints or production disruptions, price increases, or tariffs could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers and commodity markets to secure components and raw materials (such as copper, aluminum and steel), and on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials and services. We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our supply chain could be impacted by climate change through extreme weather events, resulting in delivery or production disruptions and increased material costs. In addition, other issues with suppliers (such as capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material shortages, or the decreased availability of trucks and other delivery services could also have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs.

We use various tactical and strategic actions to mitigate our raw material and supply chain risks and challenges, including consolidating commodity purchases, locking in prices of expected purchases of certain raw materials, proactive engagement with suppliers and our workforce and dynamic management of freight costs and availability. However, these efforts could cause us to pay higher prices for a commodity when compared with the market price at the time the commodity is actually purchased or delivered. Our suppliers could be subject to tariffs as well as climate change related regulations, compliance with which would increase our costs and the impacts of which are difficult to predict. We believe that our supply management and production practices appropriately balance the foreseeable risks and the costs of alternative practices. Nonetheless, these risks may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, IT failure and hazards such as fire, earthquakes, flooding or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to factors largely beyond our control: a global shortage of semi-conductors, a strain on raw materials and cost inflation, all of which could escalate in the future. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our competitive position.

We design, manufacture and service products that incorporate advanced technologies. The introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.

Our future success depends on designing, developing, producing, selling and supporting innovative products that incorporate advanced technologies. The regulations applicable to our products, as well as our customers’ product and service needs, change from time to time. Moreover, regulatory changes, inclusive of those aimed at addressing climate change and its impacts, may render our products and technologies non-compliant and may subject us to operational, compliance and reputational risks. Our ability to realize the anticipated benefits of our technological advancements or product improvements – including those associated with regulatory changes – depends on a variety of factors, including: meeting development, production and regulatory approval schedules; meeting performance plans and expectations; the availability of raw materials and parts; our suppliers’ performance; the hiring, training and deployment of qualified personnel; achieving efficiencies; identifying emerging regulatory and technological trends; validating innovative technologies; the level of customer interest in new technologies and products; and the costs and customer acceptance of our new or improved products.

Our products and services also may incorporate technologies developed or manufactured by third parties, which, when combined with our technology or products, creates additional risks and uncertainties. As a result, the performance and market acceptance of these third-party products and services could affect the level of customer interest and acceptance of our own products in the marketplace.

Our research and development efforts, including those that advance environmental sustainability, may not culminate in new technologies or timely products, or may not meet the needs of our customers as effectively as competitive offerings. Our competitors may develop competing technologies that gain market acceptance before or instead of our products. In addition, we may not be successful in anticipating or reacting to changes in the regulatory environments in which our products are sold, and the markets for our products may not develop or grow as we anticipate.

We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.

In certain of our businesses, our contracts are typically awarded on a competitive basis. Our bids are based upon, among other factors, the cost to timely provide the products and services. To generate an acceptable return, we must accurately estimate our costs and schedule. If we fail to do so, the profitability of contracts may be adversely affected – including because some of our contracts provide for liquidated damages if we do not perform on time – which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Labor matters may impact our business.

A significant portion of our employees are represented by labor unions or works councils in a number of countries under various collective bargaining agreements with varying durations and expiration dates. See the section entitled "Other Matters Relating to Our Business as a Whole - Human Capital Management." We may not be able to satisfactorily renegotiate these agreements before they expire. In addition, existing agreements may not prevent a strike or work stoppage, union and works council campaigns and other labor disputes. We may also be subject to general country strikes or work stoppages unrelated to our specific business or collective bargaining agreements. Additionally, a shortage in certain work forces, such as technicians, manufacturing workers or truck drivers, may impact our business by affecting the ability to produce, install, sell and deliver our products. Any such work stoppages (or potential work stoppages) or labor shortages could have a material adverse effect on our reputation, productivity, financial condition, cash flows and results of operations.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results.

The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 10 – Employee Benefit Plans to the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion on pension plans and related obligations and contingencies.

We may not realize expected benefits from our cost reduction and restructuring efforts, and our profitability or our business otherwise might be adversely affected.

In order to operate more efficiently and cost effectively, we have and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards – which has been the case – or our customers’ expectations regarding safety or quality, we can and have experienced lost sales and increased costs and we can and have been exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement actions, which has also occurred in certain instances. In addition, when our products fail to perform as expected, we are exposed to warranty, product liability, personal injury and other claims.

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

In many jurisdictions, product liability claims are not limited to any specified amount of recovery. If any such claims or contribution requests or requirements exceed our available insurance or if there is a product recall, there could be an adverse impact on our results of operations. In addition, a recall or claim could require us to review our entire product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and which could have a further adverse impact on our business, financial condition, results of operations and cash flows. There can be no assurance that we will not experience any material warranty or product liability claims in the future, that we will not incur significant costs to defend such claims or that we will have adequate reserves to cover any recall, repair and replacement costs.

We are subject to litigation, environmental and other legal and compliance risks.

We are subject to a variety of litigation, legal and compliance risks including, without limitation, claims, lawsuits and/or regulatory enforcement actions relating to breach of contract, cybersecurity and data privacy, employment and labor, environmental and employee health and safety matters, global chemical compliance, intellectual property rights, personal injury, product safety and taxes as well as anti-corruption, competition and securities laws and other laws governing improper business practices. If found responsible in connection with such matters, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages), and experience reputational harm.

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

At times, we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and property damage. Existing and future asbestos-related claims could adversely affect our financial condition, results of operations and cash flows. Personal injury lawsuits may involve individual and putative class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions. Property damage lawsuits may involve claims relating to environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations or where certain of our products have been manufactured and used.

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

We also must comply with various laws and regulations relating to the import and export of products, services and technology into and from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, amongst others, the Export Administration Regulations administered by the U.S. Department of Commerce and embargoes and sanctions regulations administered by the U.S. Department of the Treasury. Restrictions on the export of our products, services or technologies could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

For a description of material legal proceedings and regulatory matters, see the section entitled "Legal Proceedings" and Note 23 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We are subject to risks arising from doing business with the U.S. government.

As a supplier and service provider to the U.S. government, including as a subcontractor under prime contracts with the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. In light of the current U.S. government contracting environment, we are and will continue to be the subject of U.S. government investigations relating to our U.S. government contracts or subcontracts. Such investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if a business unit were charged with wrongdoing in connection with a U.S. government investigation (including fraud or violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts or subcontracts. If convicted or found liable, the U.S. government could fine and debar us from receiving new awards for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated.

We engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

We seek to grow through strategic acquisitions in addition to organic growth. In the past several years, we have acquired consolidated and minority-owned businesses in an effort to complement and expand our business. We expect to continue such pursuits in the future. Our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s historical activities. For example, we may incur unanticipated costs, expenses or other liabilities, or reduced sales, as a result of an acquisition’s violation of applicable laws, such as the FCPA or other anti-corruption laws outside of the U.S. We also may incur – and have incurred – unanticipated costs or expenses, including asset impairment and other charges and expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may encounter – and have encountered – difficulties in integrating acquired businesses with our operations, establishing internal controls at these acquired businesses, or in managing strategic investments. Additionally, we may not realize – and have sometimes not realized – the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings subsequent to periods in which we acquire new businesses.

We also make strategic divestitures from time to time. Our divestitures may result in continued financial exposure to the divested businesses, such as through guarantees, other financial arrangements, continued supply and services arrangements or through the retention of liabilities, such as for environmental and product liability claims. Under these arrangements, nonperformance by those divested businesses or claims against retained liabilities could result in the imposition of obligations that could have a material adverse effect on our results of operations, cash flows or financial condition.

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

As of December 31, 2021, the net carrying value of our goodwill and certain other intangible assets totaled $9.3 billion and $509 million, respectively. Our other intangible assets primarily consist of trademarks. We periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or other intangible assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to the capital markets.

Carrier has been issued an investment grade credit rating by each of Moody’s Investors Services, Inc. ("Moody's"), Standard & Poor’s ("S&P") and Fitch Ratings Inc. ("Fitch Ratings"). Nonetheless, any future downgrades could increase our borrowing costs, reduce market capacity for our commercial paper or require the posting of collateral under our derivative contracts. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to the capital markets. Additionally, our credit agreements generally provide for an increase in interest rates if the ratings for our debt are downgraded.

We incurred debt obligations, and we may incur additional debt obligations in the future, which could adversely affect our business and profitability and our ability to meet other obligations.

As of December 31, 2021, we had approximately $9.7 billion in aggregate principal amount of outstanding indebtedness. See Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and the section entitled "Liquidity and Financial Condition" in this Annual Report on Form 10-K for additional information. We may also incur additional indebtedness in the future.

Our debt obligations could potentially have important consequences to us and our debt and equity investors, including: (1) requiring a substantial portion of our cash flows from operations to make interest payments; (2) making it more difficult to satisfy debt service and other obligations; (3) increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; (4) increasing our vulnerability to general adverse economic and industry conditions; (5) reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; (6) limiting our flexibility in planning for, or reacting to, changes in our business and the industry; (7) placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged; and (8) limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares.

As described in Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and "Liquidity and Financial Condition" the terms of our indebtedness contain covenants restricting our financial flexibility in a number of ways, including, among other things, restrictions on our ability and the ability of certain of our subsidiaries to incur liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the Revolving Credit Facility (defined subsequently) requires that we not exceed a maximum consolidated total leverage ratio. If we breach a restrictive covenant under any of our indebtedness, or an event of default occurs in respect of any of our indebtedness, our lenders may be entitled to declare all amounts owing in respect thereof to be immediately due and payable.

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

Risks Related to the Separation from UTC

We have operated as an independent company since April 3, 2020, the effective date of the Distribution, and our historical financial information is not necessarily indicative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results; additionally, we are a smaller, less diversified company than UTC prior to the Separation and the Distribution.

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

Following the Separation and the Distribution, certain members of management and the Board of Directors of each of UTC, Carrier and Otis own common stock in all three companies. This ownership overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute regarding the terms of the agreements governing the Separation and Carrier’s relationship with UTC and Otis thereafter. These agreements include a separation and distribution agreement, the TMA, the employee matters agreement, the intellectual property agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or UTC may enter into in the future. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on these agreements.

We may not be able to engage in desirable capital-raising or strategic transactions following the Separation and the Distribution.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its shareowners as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the Separation and the Distribution, and in addition to Carrier’s indemnity obligation described subsequently, the TMA restricts us, for the two-year period following the Distribution, except in specific circumstances, from: (1) entering into any transaction pursuant to which all or a portion of the shares of Carrier common stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing shares of Carrier common stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of our businesses. The TMA also prohibits us from taking or failing to take any other action that would prevent the Distribution and certain related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code") or for applicable non-U.S. income tax purposes. Further, the TMA imposes similar restrictions on us and our subsidiaries during the two-year period following the Distribution that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our shareowners or that might increase the value of our business. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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

Pursuant to the Separation and the Distribution agreement and certain other agreements among UTC, Carrier and Otis, each party has agreed to indemnify the other parties for certain liabilities as discussed further in Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Indemnities that we may be required to provide UTC and/or Otis are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that UTC and/or Otis has agreed to retain. The indemnities from UTC and Otis for our benefit may not be sufficient to protect us against the full amount of such liabilities, and UTC and/or Otis may not be able to fully satisfy their respective indemnification obligations. Any amounts we are required to pay pursuant to such indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business.

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

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, UTC would recognize a taxable gain as if it had sold Carrier's common stock in a taxable sale for its fair market value, and UTC shareowners who received Carrier common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were to otherwise qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, it may result in taxable gain to UTC (but not its shareowners) under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in UTC or Carrier. For this purpose, any acquisitions of UTC or Carrier common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although UTC or Carrier may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

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

Under the TMA, Carrier is generally required to indemnify UTC and Otis for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from: (1) an acquisition of all or a portion of the equity securities or assets of Carrier, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Carrier or (3) certain of Carrier’s representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS ruling and/or the opinion of counsel being incorrect or violated. Further, under the TMA, we are generally required to indemnify UTC and Otis for a specified portion of any taxes (and any related costs and other damages) (a) arising as a result of the failure of the Distribution and certain related transactions to qualify as a transaction that is generally tax-free (including as a result of Section 355(e) of the Code) or a failure of any internal separation transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis or UTC or (b) arising from an adjustment, pursuant to an audit or other tax proceeding, with respect to any separation transaction that is not intended to qualify as a transaction that is generally tax-free. Any such indemnity obligations could be material. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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

The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate.

The factors that could affect our common stock price include among others: (1) industry or general market conditions, including inflation and increasing cost of goods; (2) domestic and international economic factors unrelated to our performance; (3) impact of the COVID-19 pandemic; (4) lawsuits, enforcement actions and other claims by third parties or governmental authorities; (5) changes in our customers’ preferences; (6) new regulatory pronouncements and changes in regulatory guidelines; (7) actual or anticipated fluctuations in our quarterly operating results; (8) changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts; (9) action by institutional shareowners or other large shareowners; (10) failure to meet any financial guidance given by us or any change in any financial guidance given by us, or changes by us in our financial guidance practices; (11) announcements by us of significant impairment charges; (12) speculation in the press or investment community; (13) investor perception of us and our industry; (14) changes in market valuations or earnings of similar companies; (15) announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; (16) war or terrorist acts; (17) any future sales of our common stock or other securities; (18) additions or departures of key personnel, and (19) failure to achieve any of our environmental, social or governance goals.

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

The percentage ownership of shareowners in Carrier's common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Our employees have, and will receive from Carrier, stock-based awards that correspond to shares of our common stock. Such awards have had and will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. See Note 14 – Stock-Based Compensation and Note 18 – Earnings Per Share in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Quarterly cash dividends may be discontinued or modified, are subject to a number of uncertainties and may affect the price of our common stock.

Quarterly cash dividends are a component of our capital allocation strategy, which we fund with operating cash flows, borrowings and divestitures. However, we are not required to declare dividends. Dividends may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends may be changed, and the amount, timing and frequency of such dividends may vary from past practice or from our stated expectations. Decisions with respect to dividends are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend could adversely affect the market price of our common stock.

Our amended and restated bylaws designate the courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareowners, which could discourage lawsuits against Carrier and our directors and officers.

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

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended ("Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although Carrier shareowners will not be deemed to have waived Carrier’s compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

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

General Risks

Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations, cash flows or financial condition and may not be fully covered by insurance.

The occurrence of one or more natural disasters, power outages or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics (including COVID-19) or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our facilities or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability and/or cost of materials needed for manufacturing. In some cases, we have one factory that can manufacture a specific product or product line. As a result, damage to or the closure of a certain factory or factories may disrupt or prevent us from manufacturing certain products. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or harm our sales.

We may be affected by global economic, capital market and political conditions, and conditions in the construction, transportation and infrastructure industries in particular.

Our business, operating results, cash flows and financial condition may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues (including COVID-19 and its effects), natural disasters, commodity prices, energy costs, interest rates, inflation, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), regulatory changes, actual or anticipated defaults on sovereign debt and other challenges that could affect the global economy.

These economic and political conditions affect our business in a number of ways. At this point, the extent to which COVID-19 will continue to impact the global economy remains uncertain, but pandemics or other significant public health events, or the perception that such events may occur, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Additionally, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Additionally, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or sanctions or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

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

We are subject to income taxes in the U.S. and various international jurisdictions. Changes to tax laws and regulations as well as changes and conflicts in related interpretations or other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also launch new examinations and expand existing examinations. The global and diverse nature of our operations means that these risks will continue, and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, results of operations, cash flows or financial condition may be affected by the outcome of examinations, proceedings and contingencies that cannot be predicted with certainty.

See "Business Overview" and "Results of Operations—Income Taxes" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 – Summary of Significant Accounting Policies and Note 17 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion on income taxes and related contingencies.

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may change over time due to changes in our business or in applicable accounting rules. We cannot provide assurance that our internal controls over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal controls over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal controls over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate approximately 1,200 sites, which comprise approximately 37 million square feet of productive space. Of these, our facilities and key manufacturing sites greater than 100,000 square feet comprise approximately 27 million square feet of productive space. Approximately 60%, 18% and 18% of these significant properties are associated with our HVAC, Refrigeration and Fire & Security segments, respectively, with approximately 4% not associated with a particular segment. Approximately 35% of these significant properties are leased and the remainder are owned. Approximately 32% of these significant properties are located in the U.S.

Our fixed assets as of December 31, 2021 include manufacturing facilities and non-manufacturing facilities, such as warehouses and machinery and equipment, most of which is general purpose machinery and equipment that use special jigs, tools and fixtures and that, in many instances, have automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2021 are in good operating condition, are well-maintained and substantially all are in regular use.

ITEM 3. LEGAL PROCEEDINGS

Asbestos Matters

The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that the Company no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or have been covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period. The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that the Company believes are reasonable and are made with input from outside actuarial experts. See Item 7. Critical Accounting Estimates and Note 23 - Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Aqueous Film Forming Foam Litigation

As of December 31, 2021, the Company has been named as a defendant in over 1,800 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company has also been named as a defendant in over 160 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the

U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

General liability discovery in the MDL Proceedings continues. Preliminary stage discovery in ten "bellwether" water provider cases was concluded and three of these cases were selected for tier two site- specific discovery. That discovery is ongoing. The MDL Court has established a briefing schedule with respect to certain aspects of the government contractor defense, potentially applicable to AFFF sold to or used by the U.S. government or other customers requiring product manufactured to meet military specification, such that all briefs were filed at the end of January 2022 with a hearing to follow.

Outside of the MDL Proceedings, the Company and other defendants are also party to six lawsuits in U.S. state courts brought by oil refining companies alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage. In addition, the Company and other defendants are party to two actions related to the Pennsylvania Site in which the plaintiff water utility company seeks remediation costs related to the alleged contamination of the local water supply.

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation ("RTX"), Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to RTX, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, now with RTX, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. We believe that the claims against us are without merit. Defendants moved to dismiss the Amended Complaint on October 13, 2021.

Other

We have commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the ordinary course of business. Additionally, we are routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against us and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

A further discussion of our potential regulatory liabilities can be found under the headings "Business" and "Risk Factors" in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the ticker symbol "CARR." As of December 31, 2021, the approximate number of common stock shareowners of record was 23,865.

The declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements and other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

On April 3, 2020, UTC completed the Separation of Carrier into a stand-alone company. As a result of the Separation and the Distribution, Carrier became an independent public company. The following graph presents the cumulative total shareowner return from the Distribution Date through December 31, 2021 for our common stock, as compared with the S&P 500 Index and the Dow Jones Industrial Average.

Our common stock is a component of the S&P 500 Index. These figures assume that all dividends paid over the period were reinvested and that the starting value of each index and the investment in Carrier common stock was $100 on April 3, 2020.

Comparison of Cumulative Total Return

The cumulative total returns on Carrier common stock and each index as of each April 3, 2020 through December 31, 2021 plotted in the above graph are as follows:

Company / Index	April 3, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	March 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021
Carrier Global Corporation	$100.00	$167.93	$230.82	$286.66	$320.86	$371.32	$395.46	$416.55
S&P 500 Index	$100.00	$123.27	$134.28	$150.59	$159.89	$173.56	$174.57	$193.82
Dow Jones Industrials Index	$100.00	$121.27	$131.23	$145.31	$157.36	$165.35	$162.93	$175.75

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended December 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2021
October 1 - October 31	430	$53.00	430	$1,801
November 1 - November 30	2,547	$53.98	2,547	$1,664
December 1 - December 31	1,693	$54.75	1,693	$1,571
Total	4,670	$54.17	4,670

(1) Excludes broker commissions.

In July 2021, the Company's Board of Directors authorized a $1.75 billion increase to the Company's existing $350 million stock repurchase program. The program allows the Company to repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions and subject to compliance with the Company's obligations under the TMA.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters, of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
Business Summary

Carrier Global Corporation is a leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. Our portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2, Carrier Transicold and Automated Logic that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
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
Recent Developments
Supply Chain Challenges

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages and transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages and higher freight costs that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our business for the foreseeable future.

We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our operations and supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been moderate disruption to the availability of our products, though it is possible that more significant disruptions could occur if these supply chain challenges continue.

Sale of Chubb Fire & Security Business

On January 3, 2022, we completed the sale of Chubb to APi pursuant to a stock purchase agreement for an enterprise value of $3.1 billion. Chubb, reported within our Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. As a result, the operations of Chubb are included in our 2021 consolidated results of operations. However, the assets and liabilities of Chubb are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2021. The purchase price is subject to working capital and other adjustments as provided in the Chubb Sale Agreement. Consistent with our capital allocation strategy, the net proceeds of approximately $2.6 billion will be used to fund investments in organic and inorganic growth initiatives and capital returns to our shareowners as well as for general corporate purposes.

Separation from United Technologies Corporation

On April 3, 2020, UTC completed the Separation of Carrier into an independent publicly traded company. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis that govern various aspects of the relationship among us, UTC and Otis following the Separation and the Distribution including the TSA (which expired on March 31, 2021), the TMA, an employee matters agreement and an intellectual property agreement. Income and expense under these agreements are not material. On April 1, 2020 and April 2, 2020, we received cash contributions totaling $590 million from UTC related to the Separation.

Our financial statements for periods prior to the Separation and the Distribution are prepared on a "carve-out" basis and include all amounts directly attributable to Carrier. Net cash transfers and other property transferred between UTC and us, including related party receivables and payables between us and other UTC affiliates, are presented as Net transfers to UTC. In addition, the financial statements include allocations of costs for administrative functions and services performed on our behalf by centralized groups within UTC. All allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. Our financial statements for the periods subsequent to April 3, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company. See Note 2 – Basis of Presentation in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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
RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity for the year ended December 31, 2021 compared with December 31, 2020. This discussion should be read in conjunction with Item 8, the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. A detailed discussion of the year ended December 31, 2020 compared with December 31, 2019 is not included herein and can be found in the Management's Discussion and Analysis section in the Company's 2020 Annual Report on Form 10-K, filed with the SEC on February 9, 2021, under the heading "Results of Operations," which is incorporated herein by reference.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

The following represents our consolidated net sales and operating results:

(In millions)	2021	2020	Period Change	% Change
Net sales	$20,613	$17,456	$3,157	18%
Cost of products and services sold	(14,633)	(12,347)	(2,286)	19%
Gross margin	5,980	5,109	871	17%
Operating expenses	(3,335)	(2,026)	(1,309)	65%
Operating profit	2,645	3,083	(438)	(14)%
Non-operating income (expense), net	(245)	(228)	(17)	7%
Income from operations before income taxes	2,400	2,855	(455)	(16)%
Income tax expense	(699)	(849)	150	(18)%
Net income from operations	1,701	2,006	(305)	(15)%
Less: Non-controlling interest in subsidiaries' earnings from operations	37	24	13	54%
Net income attributable to common shareowners	$1,664	$1,982	$(318)	(16)%

Net Sales

For the year ended December 31, 2021, Net sales was $20.6 billion, an 18% increase compared with 2020. The components of the year-over-year change were as follows:

2021
Organic / Operational	15%
Foreign currency translation	2%
Acquisitions and divestitures, net	1%
Total % change	18%

For the year ended December 31, 2021, higher volumes and pricing improvements in each of our segments increased organic sales by 15% compared with 2020. The organic increase was primarily driven by our HVAC segment with strong demand in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Higher sales in our Refrigeration and Fire & Security segments were driven by improved global end-markets. Results for 2021 reflected a significant rebound in demand after initial weakness during the first half of 2020 due to the COVID-19 pandemic and current demand remains strong. However, supply chain and logistic constraints continue to be challenging, negatively impacting our sales and results of operations. For additional discussion on the segment results for 2021, see the section entitled "Segment Review."

Gross Margin

For the year ended December 31, 2021, gross margin was $6.0 billion, a 17% increase compared with the same period of 2020. The components were as follows:

(In millions)	2021	2020
Net sales	$20,613	$17,456
Cost of products and services sold	(14,633)	(12,347)
Gross margin	$5,980	$5,109
Percentage of net sales	29.0%	29.3%

The increase in gross margin for the year ended December 31, 2021 was primarily driven by continued improvement in the global economic climate during the current period. Higher volumes and pricing improvements in each of our segments outpaced operational costs as we continued to focus on Carrier 700 cost containment actions. However, each of our segments was impacted by the rising cost for commodities and components used in our products, certain supply chain constraints and higher freight costs particularly in the second half of the year. As a result, gross margin as a percentage of Net sales decreased by 30 basis points compared with the same period of 2020.

Operating Expenses

For the year ended December 31, 2021, operating expenses, including Equity method investment net earnings, was $3.3 billion, a 65% increase compared with the same period of 2020. The components were as follows:

	For the Year Ended December 31,
(In millions)	2021	2020
Selling, general and administrative	$(3,120)	$(2,820)
Research and development	(503)	(419)
Equity method investment net earnings	249	207
Other income (expense), net	39	1,006
Operating expenses	$(3,335)	$(2,026)
Percentage of net sales	16.2%	11.6%

For the year ended December 31, 2021, Selling, general and administrative expenses were $3.1 billion, an 11% increase compared with the same period of 2020. At the onset of the COVID-19 pandemic, we initiated various cost containment initiatives in order to help mitigate the impacts on our business, which included reducing discretionary spending, employee furloughs and temporarily closing or limiting the presence of our workforce in our facilities. As a result, the increase in Selling, general and administrative expense in the current period reflects the gradual return to our operational spending levels prior to the COVID-19 pandemic. In addition, higher compensation and restructuring costs as well as transaction costs of $43 million associated with the divestiture of our Chubb business further contributed to the year-over-year increase. Costs associated with the Separation were $20 million for the year ended December 31, 2021 compared with $141 million for the same period of 2020.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the year ended December 31, 2021, Equity method investment net earnings were $249 million, a 20% increase compared with the same period of 2020. The increase was primarily related to higher earnings in HVAC joint ventures in Asia, the Middle East and North America as end-markets improved compared with the same period of 2020 and the absence of a 2020 product performance matter at one of our HVAC joint ventures. These increases were partially offset by the reduction in earnings resulting from the sale of our investment in Beijer REF AB ("Beijer") in 2020.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. The twelve months ended December 31, 2020 included a $1.1 billion gain on sale of our investment in Beijer. The gain was partially offset by a $71 million other-than-temporary impairment charge on a minority-owned joint venture, an $11 million charge resulting from a litigation matter and a $12 million unfavorable impact for a change in the estimate of certain long-term liabilities. In addition, higher gains on hedging activities were partially offset by deferred compensation costs in the current period.

Non-Operating Income (Expense), net

For the year ended December 31, 2021, Non-operating income (expense), net was $245 million, a 7% increase compared with the same period of 2020. The components were as follows:

	For the Year Ended December 31,
(In millions)	2021	2020
Non-service pension benefit	$61	$60

Interest expense	(319)	(298)
Interest income	13	10
Interest (expense) income, net	(306)	(288)

Non-operating income (expense), net	$(245)	$(228)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the year ended December 31, 2021, interest expense was $319 million, a 7% increase compared with the same period of 2020. In connection with the Separation and the Distribution, we issued $11.0 billion of long-term debt in February 2020. As a result, interest expense for the year ended December 31, 2020 only included interest expense incurred on such debt after the issuance date. In addition, we issued $750 million of 2.70% long-term notes in June 2020. During the year ended December 31, 2021, we incurred a make-whole premium of $17 million and write-off of $2 million of unamortized deferred financing costs as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	2021	2020
Effective tax rate	29.1%	29.7%

The effective tax rate for the year ended December 31, 2021 includes a net tax charge of $157 million primarily relating to the re-organization and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of Chubb, a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom, partially offset by a favorable tax adjustment of $70 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from the re-organization of a German subsidiary.

The effective tax rate for the year ended December 31, 2020 reflects a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carry forward and a charge of $46 million resulting from our decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings.

Segment Review

We have three operating segments:
•The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability.
•The Refrigeration segment includes transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal applications, food retail and warehouse cooling, as well as commercial refrigeration products.
•The Fire & Security segment provides a wide range of residential, commercial and industrial technologies designed to help protect people and property.

We determine our segments based on how our Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), allocates resources, assesses performance and makes operational decisions. The CODM allocates resources and evaluates the financial performance of each of our segments based on Net sales and Operating profit. Adjustments to reconcile segment reporting to the consolidated results are included in Note 21 - Segment Financial Data.

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Margin
(In millions)	2021	2020	2021	2020	2021	2020
HVAC	$11,390	$9,478	$1,738	$2,462	15.3%	26.0%
Refrigeration	4,127	3,333	476	357	11.5%	10.7%
Fire & Security	5,515	4,985	662	584	12.0%	11.7%
Total segment	$21,032	$17,796	$2,876	$3,403	13.7%	19.1%

HVAC Segment

For the year ended December 31, 2021, Net sales in our HVAC segment was $11.4 billion, a 20% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	17%
Foreign currency translation	1%
Acquisitions and divestitures, net	2%
Total % change	20%

The organic increase in Net sales of 17% was driven by improved results across each of our HVAC segment's businesses. Increased sales in our North America residential and light commercial business (22%) were driven by new construction, the demand for our products by the ongoing stay-at-home workforce, higher distributor stocking levels and pricing improvements. Increased sales in our Commercial HVAC business (11%) benefited from the gradual improvement in the global economic environment as our end-markets continue to improve from the prior year impacts of the COVID-19 pandemic. Volume growth in Europe and Asia were the primary drivers of improved results during the period. Results for 2021 reflected a significant rebound in demand after initial weakness during the first half of 2020 due to the COVID-19 pandemic and current demand remains strong. However, supply chain and logistic constraints continue to be challenging, negatively impacting our sales and results of operations.

On June 1, 2021, the Commercial HVAC business completed the acquisition of Giwee. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee have been included in our Consolidated Financial Statements since the date of acquisition. The transaction added 2% to Net sales for the year ended December 31, 2021. See Note 19 - Acquisitions in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

For the year ended December 31, 2021, Operating profit in our HVAC segment was $1.7 billion, a 29% decrease compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	15%
Foreign currency translation	1%
Acquisitions and divestitures, net	(2)%
Restructuring	(1)%
Other	(42)%
Total % change	(29)%

The operational profit increase of 15% was primarily attributable to higher sales volumes and higher earnings from equity method investments compared with the same period of 2020. In addition, productivity initiatives and favorable product mix further contributed to the segment's results. Pricing improvements offset higher costs for commodities and components used in our products as well as higher freight costs experienced during the year. Higher selling, general and administrative costs and research and development impacted operational profit as our businesses return to normal spending levels as compared with the same period of 2020.

The decrease in Other of 42% primarily reflects the absence of a $1.1 billion gain on the sale of our investment in Beijer in the prior year. In addition, the amounts reported in Other reflect the absence of a prior period non-cash, other-than-temporary impairment charge of $71 million on a minority-owned joint venture investment due to a reduction in sales and earnings that were driven by a deterioration in the oil and gas industry (the joint venture's primary market) and the impact of the COVID-19 pandemic.

Refrigeration Segment

For the year ended December 31, 2021, Net sales in our Refrigeration segment was $4.1 billion, a 24% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	21%
Foreign currency translation	3%
Total % change	24%

The organic increase in Net sales of 21% was driven by improved results across each of our Refrigeration segment's businesses. Transport refrigeration sales (28%) benefited from the continued recovery associated with the cyclical decline that began in late 2019 as well as a rebound in the demand for global transportation and COVID-19 vaccine-related cargo monitoring products. Commercial refrigeration sales (9%) also increased due to a rebound in demand. Results for 2021 reflected a significant rebound in demand after initial weakness during the first half of 2020 due to the COVID-19 pandemic and current demand remains strong. However, supply chain and logistic constraints continue to be challenging, negatively impacting our sales and results of operations.

For the year ended December 31, 2021, Operating profit in our Refrigeration segment was $476 million, a 33% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	32%
Foreign currency translation	7%
Restructuring	(4)%
Other	(2)%
Total % change	33%

The increase in operational profit of 32% was primarily attributed to higher sales volumes compared with the same period of 2020, which was heavily impacted by the COVID-19 pandemic. In addition, pricing improvements also contributed to the increase. These increases were partially offset by higher costs for commodities and components used in our products and higher freight costs. Higher selling, general and administrative costs and research and development activities further impacted operational profit as our businesses return to normal spending levels compared with the same period of 2020 in addition to incremental investments in product development and expanding our sales force.

Fire & Security Segment

For the year ended December 31, 2021, Net sales in our Fire & Security segment was $5.5 billion, an 11% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	7%
Foreign currency translation	4%
Total % change	11%

The organic increase in Net sales of 7% was driven by improved results across each of our Fire & Security segment's businesses. Field service sales (6%) benefited from improved end-markets in regions that were previously impacted by COVID-19, including Europe and Asia. An increase in product sales (8%) was primarily driven by improvements in the Americas, Asia and Europe, which were impacted by shutdowns related to COVID-19 in the prior year. Results for 2021 reflected a significant rebound in demand after initial weakness during the first half of 2020 due to the COVID-19 pandemic and current demand remains strong. However, supply chain and logistic constraints continue to be challenging, negatively impacting our sales and results of operations.

For the year ended December 31, 2021, Operating profit in our Fire & Security segment was $662 million, a 13% increase compared with the same period of 2020. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	10%
Foreign currency translation	3%
Other	—%
Total % change	13%

The operational profit increase of 10% was primarily attributable to higher sales volumes, pricing improvements and favorable mix compared with the same period of 2020, which was heavily impacted by the COVID-19 pandemic. These operational increases were partially offset by higher costs for commodities and components used in our products and higher freight. In addition, higher selling, general and administrative costs and research and development further impacted operational profit as our businesses return to normal spending levels as compared with the same period of 2020 as well as continued investment in selling and engineering.

Other activity recorded in Operating profit includes transaction costs associated with the planned divestiture of our Chubb business and the absence of a favorable adjustment related to a product recall matter in the prior year, offset by lower depreciation and amortization, which was ceased on Chubb's assets that were held for sale in accordance with ASC 360, Property, Plant and Equipment ("ASC 360").

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

We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which those funds can be accessed if held by foreign subsidiaries. As of December 31, 2021, we had cash and cash equivalents of approximately $3.0 billion, of which approximately 38% was held by Carrier’s foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2021 and 2020, the amount of such restricted cash included in Other current assets on the accompanying Consolidated Balance Sheet was approximately $39 million and $4 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2021, there were no borrowings outstanding under the commercial paper program.

We maintain a $2.0 billion revolving credit agreement with various banks that matures on April 3, 2025, as amended (the "Revolving Credit Facility"), which supports our commercial paper borrowing program and cash requirements. This Revolving Credit Facility has a commitment fee of 0.125% that is charged on the unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling. Pounds Sterling bears interest at a variable interest rate based on the daily simple Sterling Overnight Index Average ("SONIA") plus 0.0326%, Euros bear interest at the Euro Interbank Offered Rate (“EURIBOR”) and U.S. Dollar bears interest at LIBOR, in each case, plus a ratings-based margin, which was 125 basis points as of December 31, 2021. As of December 31, 2021, there were no borrowings on the Revolving Credit Facility.

We believe that our available cash and operating cash flows will be sufficient to meet our future operating cash needs. Our committed credit facilities and access to the debt and equity markets provide additional sources of short-term and long-term capital to fund current operations, dividends, share repurchases, debt maturities and future investment opportunities. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of credit ratings; (2) the liquidity of the overall capital markets; and (3) the state of the economy, including the impact of the COVID-19 pandemic and inflation. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.

The Revolving Credit Facility and the indentures for our long-term notes contain affirmative and negative covenants customary for financings of this type, that among other things, limit Carrier and our subsidiaries' ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, we entered into an amendment of the Revolving Credit Facility, under which certain terms of the facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification"). We terminated the Covenant Modification effective as of August 27, 2021 in accordance with procedures for termination set forth in the Revolving Credit Facility, which returned the consolidated leverage ratio to the limit in effect prior to the Covenant Modification. As of December 31, 2021, we were compliant with all covenants under the agreements governing our outstanding indebtedness.

Financing for operational and strategic requirements, not satisfied by operating cash flows, is subject to the availability of external funds through short-term and long-term credit markets. The access to and cost of financing is dependent upon, among other factors, our credit ratings. The following table presents our credit ratings and outlook as of December 31, 2021:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
S&P	BBB	A2	Stable
Moody's	Baa3	P3	Stable
Fitch Ratings	BBB-	F3	Stable

(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on June 16, 2020. Fitch Ratings' long-term rating was issued on June 3, 2021.
(2) S&P revised its outlook to stable from negative on May 14, 2021.

The following table contains several key measures of our financial condition and liquidity:

	As of December 31,
(In millions)	2021	2020
Cash and cash equivalents	$2,987	$3,115
Total debt	$9,696	$10,227
Net debt (total debt less cash and cash equivalents)	$6,709	$7,112
Total equity	$7,094	$6,578
Total capitalization (total debt plus total equity)	$16,790	$16,805
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,803	$13,690
Total debt to total capitalization	58%	61%
Net debt to net capitalization	49%	52%

Borrowings and Lines of Credit

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to long-term notes are expected to approximate $273 million per year, reflecting an approximate weighted-average interest rate of 2.80%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 7 - Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2022	$183
2023	$74
2024	$2
2025	$2,002
2026	$2
Thereafter	$7,504

Share Repurchase Program

During 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $2.1 billion of Carrier’s outstanding common stock. The repurchase program allows us to repurchase shares from time to time, subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under the TMA and our Revolving Credit Facility. During the year ended December 31, 2021, we repurchased 10.4 million shares of our common stock for an aggregate purchase price of $529 million, which are held in Treasury stock as of December 31, 2021 in the accompanying Consolidated Balance Sheet. On January 4, 2022, we entered into an accelerated share repurchase agreement to repurchase $500 million of the Company's common stock to be completed in the first quarter of 2022.

Dividends

We paid dividends on our common stock of $0.48 per share during the year ended December 31, 2021, totaling $417 million. On December 8, 2021, the Board of Directors declared a dividend of $0.15 per share of common stock payable on February 10, 2022 to shareowners of record at the close of business on December 23, 2021.

Acquisitions

During the year ended December 31, 2021, we acquired consolidated and minority-owned businesses, including Giwee. The aggregate cash paid for acquisitions, net of cash acquired, totaled $366 million and was funded through cash on hand. See Note 19 - Acquisitions in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Discussion of Cash Flows

	For the Years Ended December 31,
(In millions)	2021	2020
Cash provided by (used in):
Operating activities	$2,237	$1,692
Investing activities	(692)	1,106
Financing activities	(1,562)	(681)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	45
Net increase (decrease) in cash and cash equivalents and restricted cash	$(33)	$2,162

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. We define working capital as the assets and liabilities, other than cash, generated through our primary operating activities. The year-over-year increase in net cash provided by operating activities was primarily driven by income generated by our operations after adjusting for non-cash transactions. In addition, lower working capital balances during the current period further added to the increase. Higher inventory levels, driven by continued strong demand and an increase of safety stock due to supply chain constraints were more than offset by higher outstanding accounts payable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions and divestitures. During the year ended December 31, 2021, net cash used in investing activities was $692 million. The primary driver of the outflow related to the acquisition of several businesses and a minority-owned business, which totaled $366 million, net of cash acquired and $344 million of capital expenditures. During the year ended December 31, 2020, net cash provided by investing activities was $1.1 billion with the primary drivers of the inflow relating to the proceeds received from the sale of our investment in Beijer and the settlement of derivative contracts of $40 million. These inflows were partially offset by capital expenditures of $312 million.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the year ended December 31, 2021 net cash used in financing activities was $1.6 billion. The primary drivers of the outflow resulted from the repurchase of $527 million of our common stock, the redemption of our 1.923% Notes of $500 million and the payment of $417 million in dividends to our common shareowners. During the year ended December 31, 2020, net cash used by financing activities was $681 million with the primary drivers of the decrease relating to the prepayment of the Term Loan Credit Facility of $1.75 billion. This outflow was partially offset by the issuance of $750 million of long-term debt and a $590 million cash contribution from UTC in connection with the Separation.

Summary of Other Sources and Uses of Cash

We continue to actively manage and strengthen our business and product portfolio to meet the current and future needs of our customers. This is accomplished through research and development activities with a focus on new product development and new technology innovation as well as sustaining activities with a focus on improving existing products and reducing production costs. We also pursue potential acquisitions to complement existing products and services to enhance our product portfolio. In addition, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments to manage our business portfolio. As a result, we acquired consolidated and minority-owned businesses during the year ended December 31, 2021. The aggregate cash paid for acquisitions, net of cash acquired, totaled $366 million and was funded through cash on hand. In addition, on January 3, 2022, we completed the sale of Chubb to APi pursuant to a stock purchase agreement and received net proceeds of approximately $2.6 billion, subject to customary working capital and other adjustments as provided in the Chubb Sale Agreement.

Rapid changes in legislation, regulations and government policies, including with respect to regulations intended to combat climate change, affect our operations and business in the countries, regions and localities in which we operate and sell our products. We are committed to comply with these regulations and to environmental stewardship. As a result, we have set goals to invest over $2 billion by 2030 to develop healthy, safe, sustainable and intelligent buildings and cold chain solutions that incorporate sustainable design principles and reduce lifecycle impacts. In addition, to reach our goal to achieve carbon neutrality in our operations by 2030, we expect to incur capital expenditures for climate-related projects including upgrading our facilities, equipment and controls to optimize energy efficiency, transition our energy consumption from a dependency on fossil fuels to renewable energy and expanding the electrification of our fleet vehicles. See section entitled Environmental Goals under the headings "Other Matters Relating to Our Business as a Whole" for additional information.

We also have obligations related to environmental and asbestos matters, pension and post-retirement benefits and taxes. See Note 10 - Employee Benefit Plans, Note 17 - Income Taxes, and Note 23 - Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgement in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results could differ from management's estimates.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment or whenever there is a material change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset. We test our reporting units and indefinite-lived intangible assets for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances occur.

ASC 350 provides entities with an option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether a quantitative analysis for impairment is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments, including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate fair value.

For our 2021 impairment test, we elected to perform a qualitative step zero assessment for goodwill and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which our reporting units operate and where the intangible assets are utilized and the forecasted growth of the global industrial products industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, changes in the nature of each business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry and competitive environment, changes in the composition or carrying amount of net assets and any intention to sell or dispose of a reporting unit or cease the use of an indefinite-lived intangible assets. Based upon our qualitative analysis, we determined that our goodwill and indefinite-lived intangible assets were not impaired.

Revenue Recognition from Contracts with Customers

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A significant portion of our performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally the time of shipment. The remaining portion of our performance obligations are recognized over time as the customer simultaneously obtains control as we perform work under a contract, or if the product being produced for the customer has no alternative use and we have a contractual right to payment.

A performance obligation is a distinct good, service or a bundle of goods and services promised in a contract. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. We identify performance obligations at the inception of a contract and allocate the transaction price to each distinct performance obligation. Revenue is recognized when or as the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its relative stand-alone selling price.

We primarily generate revenue from the sale of products to customers and recognize revenue at a point in time when control transfers to the customer. Transfer of control is generally based on the shipping terms of the contract. In addition, we recognize revenue on an over-time basis on installation and service contracts. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs include direct costs such as labor, materials and subcontractors’ costs and, where applicable, indirect costs.

The transaction price allocated to performance obligations reflects our expectations about the consideration we will be entitled to receive from a customer. We include variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount and when it is probable that a significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. In addition, we customarily offer our customers incentives to purchase products to ensure an adequate supply of our products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. We account for estimated incentive payments as a reduction in sales at the time a sale is recognized.

Income Taxes

We account for income taxes in accordance with ASC 740: Income Taxes ("ASC 740"). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits to the extent that realizing these benefits is considered in our judgment to be more likely than not. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. We review the realizability of our deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required and will adjust our estimate if significant events so dictate. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

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

Employee Benefit Plans

We provide a range of benefit plans to eligible current and former employees. We account for our benefits plans in accordance with ASC 715: Compensation – Retirement Benefits ("ASC 715"), which requires balance sheet recognition of the overfunded or underfunded status of pension plans. The determination of the amounts associated with these benefits is performed by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net income from operations over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate.

A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements. The following table summarizes the sensitivity of our pension plan liabilities and net periodic cost to a 25 basis point change in the discount rates for benefit obligations, interest cost and service cost as of December 31, 2021:

(In millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(32)	$35
Net periodic pension (benefit) cost	$(2)	$2

Net periodic pension (benefit) cost is also sensitive to changes in the expected return on plan assets. An increase or decrease of 25 basis points in the expected return on plan assets would have decreased or increased 2021 pension expense by approximately $1 million. See Note 10 – Employee Benefit Plans in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Contingent Liabilities

We are involved in various litigation, claims and administrative proceedings, including those related to environmental and legal matters (including asbestos). In accordance with ASC 450, Contingencies ("ASC 450"), we record accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, we accrue the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. We are unable to predict the final outcome of these matters based on the information currently available. However, we do not believe that the resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

As described in Note 23 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, contractual, regulatory and other matters, including asbestos claims, may arise in the ordinary course of business that subject us to claims or litigation. We have recorded reserves in the consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience depending on the nature of the reserve, and in certain instances in consultation with legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. See the "Risk Factors" section in this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements and their effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

Carrier is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. To manage certain of these exposures, we primarily use foreign currency forward contracts, swaps and options. Factors that could influence the effectiveness of these hedging programs include currency markets, the availability of hedging instruments and the liquidity of the credit markets. There has been no significant change in our exposure to market risk for the year ended December 31, 2021.

Foreign Currency Exposures. We transact business in various foreign currencies, which exposes our cash flows and earnings to changes in foreign currency exchange rates. These exposures include the translation of local currency balances of foreign subsidiaries, remeasurement of assets and liabilities denominated in foreign currencies and other transactions involving foreign currencies. We attempt to manage foreign currency transaction exposures through operational strategies and the use of foreign currency hedging contracts. While the objective of our hedging program is to minimize the foreign currency exchange rate impact on operating results, there may be variances between the gains and losses resulting from the hedging contracts and the underlying exposures because of the duration of certain hedging contracts. We do not enter into hedging contracts for speculative purposes.

Commodity Price Exposures. We are exposed to volatility in the prices of raw materials used in some of our products and fuel costs to ship our products and materials. From time to time, we may use forward contracts in limited circumstances to manage some of those exposures. We do not enter into hedging contracts for speculative purposes. When hedges are utilized, gains and losses may affect earnings. Derivative activity as of December 31, 2021 was not material to our financial statements.

Interest Rate Exposures. Our long-term debt consists mostly of fixed-rate instruments. We may issue commercial paper, which exposes us to changes in interest rates. Currently, we do not hold any derivative contracts that hedge our interest rate exposures, but may consider such strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition from Contracts with Customers

As described in Note 13 to the consolidated financial statements, the Company recognized $20.6 billion of consolidated revenue for the year ended December 31, 2021. Some of the Company’s contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefit from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally at the time of shipment. The remaining portion of the Company's performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. The Company includes variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount and when it is probable that a significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. In addition, the Company customarily offers customers incentives to purchase products to ensure an adequate supply of its products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. The Company accounts for estimated incentive payments as a reduction in sales at the time a sale is recognized.

The principal considerations for our determination that performing procedures relating to revenue recognition from contracts with customers is a critical audit matter are the high degree of audit effort in performing procedures related to revenue recognized on the Company’s point-in-time and over-time contracts with customers and in evaluating evidence related to management’s determination of total estimated costs at completion for revenue recognized on an over-time basis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process on the Company’s point-in-time and over-time contracts with customers, including controls over the determination of total estimated costs at completion for revenue recognized on an over-time basis. These procedures also included, among others (i) evaluating management’s significant accounting policies related to revenue recognition; (ii) testing the appropriateness of the timing and amount of revenue recognized for a sample of point-in-time revenue transactions by obtaining and inspecting source documents, such as contracts with customers, purchase order information, shipping documents, cash receipts, and other documentation; and (iii) evaluating and testing management’s process for determining the total estimated costs at completion for a sample of over-time revenue contracts, which included evaluating the estimated costs at completion used by management by considering factors that can affect the accuracy of those estimates. Evaluating the total costs at completion for revenue recognized on an over-time basis involved comparing the originally estimated costs and actual costs incurred, including identifying circumstances that may warrant a modification to the total estimated costs to complete.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 8, 2022

We have served as the Company's auditor since 2019.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Net sales
Product sales	$17,214	$14,347	$15,360
Service sales	3,399	3,109	3,248
	20,613	17,456	18,608
Costs and expenses
Cost of products sold	(12,300)	(10,185)	(10,890)
Cost of services sold	(2,333)	(2,162)	(2,299)
Research and development	(503)	(419)	(401)
Selling, general and administrative	(3,120)	(2,820)	(2,761)
	(18,256)	(15,586)	(16,351)
Equity method investment net earnings	249	207	236
Other income (expense), net	39	1,006	(2)
Operating profit	2,645	3,083	2,491
Non-service pension benefit	61	60	154
Interest (expense) income, net	(306)	(288)	27
Income from operations before income taxes	2,400	2,855	2,672
Income tax expense	(699)	(849)	(517)
Net income from operations	1,701	2,006	2,155
Less: Non-controlling interest in subsidiaries' earnings from operations	37	24	39
Net income attributable to common shareowners	$1,664	$1,982	$2,116

Earnings per share
Basic	$1.92	$2.29	$2.44
Diluted	$1.87	$2.25	$2.44

Weighted-average number of shares outstanding
Basic	867.7	866.5	866.2
Diluted	890.3	880.2	866.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Net income from operations	$1,701	$2,006	$2,155
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(322)	604	48
Less: reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income (expense), net	8	—	2
Foreign currency translation adjustments arising during period	(314)	604	50

Pension and post-retirement benefit plans:
Net actuarial gain (loss) arising during period	53	(94)	(112)
Amortization of actuarial (gain) loss and prior service credit	34	24	11
Other	—	(35)	3
	87	(105)	(98)
Tax (expense) benefit	(17)	22	15
Pension and post-retirement benefit plans adjustments arising during the period	70	(83)	(83)

Other comprehensive income (loss), net of tax	(244)	521	(33)
Comprehensive income (loss)	1,457	2,527	2,122
Less: Comprehensive income (loss) attributable to non-controlling interest	(37)	(37)	(35)
Comprehensive income (loss) attributable to common shareowners	$1,420	$2,490	$2,087
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31,
(In millions, except share amounts)	2021	2020
Assets
Cash and cash equivalents	$2,987	$3,115
Accounts receivable, net	2,403	2,781
Contract assets, current	503	656
Inventories, net	1,970	1,629
Assets held for sale	3,168	—
Other assets, current	376	343
Total current assets	11,407	8,524
Future income tax benefits	563	449
Fixed assets, net	1,826	1,810
Operating lease right-of-use assets	640	788
Intangible assets, net	509	1,037
Goodwill	9,349	10,139
Pension and post-retirement assets	43	554
Equity method investments	1,593	1,513
Other assets	242	279
Total Assets	$26,172	$25,093

Liabilities and Equity
Accounts payable	$2,334	$1,936
Accrued liabilities	2,561	2,471
Contract liabilities, current	415	512
Liabilities held for sale	1,134	—
Current portion of long-term debt	183	191
Total current liabilities	6,627	5,110
Long-term debt	9,513	10,036
Future pension and post-retirement obligations	380	524
Future income tax obligations	354	479
Operating lease liabilities	527	642
Other long-term liabilities	1,677	1,724
Total Liabilities	19,078	18,515
Commitments and contingent liabilities (Note 23)
Equity
Common stock, par value $0.01; 4,000,000,000 shares authorized; 873,064,219 and 867,829,119 shares issued; 863,039,097 and 867,829,119 outstanding as of December 31, 2021 and 2020, respectively	9	9
Treasury stock - 10,375,654 common shares	(529)	—
Additional paid-in capital	5,411	5,345
Retained earnings	2,865	1,643
Accumulated other comprehensive income (loss)	(989)	(745)
Non-controlling interest	327	326
Total Equity	7,094	6,578
Total Liabilities and Equity	$26,172	$25,093
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of January 1, 2019	$15,132	$(1,215)	$—	$—	$—	$—	$352	$14,269
Net income	2,116	—	—	—	—	—	39	2,155
Other comprehensive income (loss), net of tax	—	(29)	—	—	—	—	(4)	(33)
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(28)	(28)
Disposition of non-controlling interest	—	—	—	—	—	—	(26)	(26)
Net transfers to UTC	(1,902)	—	—	—	—	—	—	(1,902)
Adoption impact of ASU 2018-02	9	(9)	—	—	—	—	—	—
Balance as of December 31, 2019	$15,355	$(1,253)	$—	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	1,886	24	2,006
Other comprehensive income (loss), net of tax	—	508	—	—	—	—	13	521
Capital contribution to non-controlling interest	—	—	—	—	—	—	4	4
Dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(243)	—	(243)
Shares issued under incentive plans, net	—	—	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(48)	(48)
Net transfers to UTC	(11,014)	—	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	—	(4)
Net transfers from UTC	859	—	—	—	—	—	—	859
Reclassification of UTC Net Investment to Common stock and Additional paid-in capital	(5,292)	—	9	—	5,283	—	—	—
Balance as of December 31, 2020	$—	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	—	1,664	37	1,701
Other comprehensive income (loss), net of tax	—	(244)	—	—	—	—	—	(244)
Dividends declared on common stock ($0.51 per share)	—	—	—	—	—	(442)	—	(442)
Shares issued under incentive plans, net	—	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	92	—	—	92
Acquisition (sale) of non-controlling interest, net	—	—	—	—	(2)	—	2	—
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(38)	(38)
Treasury stock purchases	—	—	—	(529)	—	—	—	(529)
Balance as of December 31, 2021	$—	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2021	2020	2019
Operating Activities
Net income from operations	$1,701	$2,006	$2,155
Adjustments to reconcile net income from operations to net cash flows from operating activities
Depreciation and amortization	338	336	335
Deferred income tax provision	(74)	97	(122)
Stock-based compensation cost	92	77	52
Equity method investment net earnings	(249)	(207)	(236)
Impairment charge on minority-owned joint venture investments	2	72	108
(Gain) loss on sale of investments and businesses	2	(1,123)	—
Changes in operating assets and liabilities
Accounts receivable, net	(97)	49	(129)
Contract assets, current	(47)	(9)	23
Inventories, net	(408)	(240)	(2)
Other assets, current	(11)	3	62
Accounts payable and accrued liabilities	829	237	(296)
Contract liabilities, current	51	46	(18)
Defined benefit plan contributions	(47)	(41)	(36)
Distributions from equity method investments	159	169	158
Other operating activities, net	(4)	220	9
Net cash flows provided by (used in) operating activities	2,237	1,692	2,063

Investing Activities
Capital expenditures	(344)	(312)	(243)
Proceeds on sale of investments	7	1,377	6
Investment in businesses, net of cash acquired	(366)	—	—
Settlement of derivative contracts, net	4	40	—
Other investing activities, net	7	1	(22)
Net cash flows provided by (used in) investing activities	(692)	1,106	(259)

Financing Activities
(Decrease) increase in short-term borrowings, net	13	(23)	25
Issuance of long-term debt	140	11,784	107
Repayment of long-term debt	(704)	(1,911)	(138)
Repurchases of common stock	(527)	—	—
Dividends paid on common stock	(417)	(138)	—
Dividends paid to non-controlling interest	(42)	(48)	(28)
Net transfers to UTC	—	(10,359)	(1,954)
Other financing activities, net	(25)	14	6
Net cash flows provided by (used in) financing activities	(1,562)	(681)	(1,982)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	45	1
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(33)	2,162	(177)
Less: Change in cash balances classified as assets held for sale	60	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(93)	2,162	(177)
Cash, cash equivalents and restricted cash, beginning of period	3,119	957	1,134
Cash, cash equivalents and restricted cash, end of period	3,026	3,119	957
Less: restricted cash	39	4	5
Cash and cash equivalents, end of period	$2,987	$3,115	$952

The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation is a leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. The Company's portfolio includes industry-leading brands such as Carrier, Kidde, Edwards, LenelS2, Carrier Transicold and Automated Logic that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

The Separation

On April 3, 2020, United Technologies Corporation, since renamed Raytheon Technologies Corporation, completed the spin-off of the Company into an independent, publicly traded company through a pro rata distribution on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

In connection with the Separation, the Company entered into several agreements with UTC and Otis that govern various aspects of the relationship among the Company, UTC and Otis following the Separation and the Distribution, including a TSA that expired on March 31, 2021, a TMA, an employee matters agreement and an intellectual property agreement that cover services such as information technology, tax, finance and human resources. In addition, the Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company.

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

NOTE 2: BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") as defined by the FASB within the FASB Accounting Standards Codification. Inter-company accounts and transactions have been eliminated. Related party transactions between the Company and its equity method investees have not been eliminated. Certain immaterial amounts presented in prior periods have been reclassified to conform to the current period presentation.

The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Non-controlling interest as a component of Total equity in the Consolidated Balance Sheet and the Non-controlling interest in subsidiaries' earnings from operations are presented as an adjustment to Net income from operations used to arrive at Net income attributable to common shareowners in the Consolidated Statement of Operations. Partially-owned equity affiliates represent 20-50% ownership interests in investments where the Company demonstrates significant influence, but does not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method.

The Separation

The Company's financial statements for the periods prior to the Separation and the Distribution are prepared on a "carve-out" basis and include all amounts directly attributable to the Company. Net cash transfers and other property transferred between UTC and the Company, including related party receivables and payables between the Company and other UTC affiliates, are presented as Net transfers to UTC within UTC Net Investment on the Consolidated Financial Statements. In addition, the financial statements include allocations of costs for administrative functions and services performed on behalf of the Company by centralized groups within UTC. All allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. The allocated centralized costs for the years ended December 31, 2020 and 2019, were $43 million and $245 million, respectively, and are primarily included in Selling, general and administrative in the Consolidated Statement of Operations.

The Company's financial statements for the periods subsequent to April 3, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company. In connection with the Separation, the Company incurred separation-related costs of approximately $20 million, $141 million and $58 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are primarily recorded in Selling, general and administrative in the Consolidated Statement of Operations and consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent, publicly traded company.

Held for Sale

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb business to APi. As a result, the assets and liabilities of Chubb have been presented as held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 20 - Divestitures for additional information.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements is as follows:

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Currency Translation. Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the equity section of the Consolidated Balance Sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded in Net income from operations.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. On occasion, the Company is required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. Restricted cash of $39 million and $4 million is included in Other assets, current as of December 31, 2021 and 2020, respectively.

Accounts Receivable. Accounts receivable consist of billed amounts owed for products shipped to or services performed for customers. Amounts are recorded net of an allowance for expected credit losses which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. The allowance is determined using a combination of factors including a reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical credit loss experience with its end markets, customer base and products. In addition, the Company considers knowledge of specific customers, current market conditions as well as reasonable and supportable forecasts of future events and economic conditions. As of December 31, 2021 and 2020, the allowance for expected credit losses was $88 million and $89 million, respectively. These estimates and assumptions are reviewed periodically with the effects of changes, if any, reflected in the Consolidated Statement of Operations in the period that they are determined.

Fixed Assets. Property, plant and equipment are stated at cost less accumulated depreciation. Assets placed in service are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Assets acquired in a business combination are recorded at fair value at the date of acquisition. Major expenditures for replacements and significant improvements that increase asset values and extend useful lives are capitalized. Repairs and maintenance expenditures that do not extend the useful life of an asset are charged to expense as incurred.

Per ASC 360, the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Equity Method Investments. Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are presented on the Consolidated Balance Sheet. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented within Operating profit on the Consolidated Statement of Operations since the activities of the investee are closely aligned with the operations of the Company. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the Consolidated Statement of Cash Flows based on the cumulative earnings approach.

Goodwill and Intangible Assets. The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. In accordance with ASC 350, goodwill and other indefinite-lived intangibles are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset.

Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test under ASC 350. For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

Intangible assets such as patents, service contracts, monitoring lines and customer relationships with finite useful lives are amortized based on the pattern in which the economic benefits of the intangible assets are consumed. If a pattern of economic benefit cannot be reliably determined or if straight-line amortization approximates the pattern of economic benefit, a straight-line amortization may be used.

The weighted-average useful lives approximate the following (in years):

Customer relationships	1 to 30
Patents and trademarks	5 to 30
Monitoring lines	7 to 10
Service portfolio and other	1 to 23

The Company assesses the recoverability of the carrying amount of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

Leases. The Company accounts for leases in accordance with ASC 842: Leases, which requires a lessee to record a right-of-use ("ROU") asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments except when an implicit interest rate is readily determinable. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

Income Taxes. The Company accounts for income taxes in accordance with ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits to the extent that realizing these benefits is considered in its judgment to be more likely than not. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required and will adjust its estimate if significant events so dictate. To the extent that the ultimate results differ from the Company's original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements.

Prior to the Separation, the Company’s income tax provision was prepared following the separate return methodology. The separate return method applies ASC 740 to the financial statements of each member of a consolidated group as if the group members were separate taxpayers. As a result, certain operations of the Company were included in a consolidated return with other UTC entities. The calculation of the Company's income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. See Note 17 – Income Taxes for additional information.

Pension and Post-retirement Obligations. The Company provides a range of benefit plans to eligible current and former employees. The Company accounts for its benefit plans in accordance with ASC 715 which requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Determining the amounts associated with these benefits are performed by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net income from operations over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. See Note 10 – Employee Benefit Plans for additional information.

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

Research and Development. The Company conducts research and development activities with a focus on new product development and technology innovation. These costs are charged to expense as incurred. For the years ended December 31, 2021, 2020 and 2019, these costs amounted to $503 million, $419 million and $401 million, respectively.

Recent Pronouncements

The FASB ASC is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements and SEC Rules

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which updates the current guidance to require that an entity recognize and measure contract asset and contract liabilities acquired in a business combination consistent with those recorded by the acquiree immediately before the acquisition. The guidance eliminates the complexity of determining the fair value of contract liabilities and will likely increase the balance of contract liabilities acquired in a business combination with a corresponding increase in post-combination revenue recognized by the acquirer. The update is effective for fiscal years beginning after December 15, 2022 and interim periods therein, with early adoption permitted. In October 2021, the Company early adopted ASU 2021-08 and the adoption did not have a material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions allowed by Topic 740 including exceptions to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU were effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact on the Company's Consolidated Financial Statements.

In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. The final rule modifies the significance test required in SEC Regulation S-X, Rule 1-02(w) by raising the significance threshold for reporting dispositions of a business from 10% to 20% and by modifying the calculation of the investment and income tests. In accordance with Rules 3-09 or 4-08(g), the revised income test will apply to the evaluation of equity method investments for significance. The Company adopted these modifications, which were effective for fiscal years beginning after December 31, 2020. The adoption of these amendments did not have a material impact on the Consolidated Financial Statements.

In November 2020, the SEC issued Final Rule Release No. 33-10980, which amends the requirements for providing selected quarterly financial data, contractual obligations and management discussion and analysis. These modifications were required after August 9, 2021. The Company applied the requirements of this release for this Annual Report on Form 10-K.

NOTE 4: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain Carrier entities use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	2021	2020
Raw materials	$559	$363
Work-in-process	197	143
Finished goods	1,214	1,123
Inventories, net	$1,970	$1,629

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to estimated realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $154 million and $183 million as of December 31, 2021 and 2020, respectively.

Certain entities use LIFO to determine the cost of inventory. If inventories that were valued using the LIFO method had been valued under the FIFO method, the net book value of the inventories would have been higher by $141 million and $118 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, approximately 31% and 33%, respectively, of all inventory utilized the LIFO method.

NOTE 5: FIXED ASSETS, NET

Fixed assets, net consisted of the following:

(In millions)	Estimated Useful Lives (Years)	2021	2020
Land		$114	$109
Buildings and improvements	20 to 40	1,084	1,160
Machinery, tools and equipment	3 to 25	2,093	2,138
Rental assets	3 to 12	381	416
Other, including assets under construction		304	261
Fixed assets, gross		3,976	4,084
Accumulated depreciation		(2,150)	(2,274)
Fixed assets, net		$1,826	$1,810

Depreciation expense was $238 million, $234 million and $219 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying amount.

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2019	$5,351	$1,228	$3,305	$9,884
Foreign currency translation	138	23	94	255
Balance as of December 31, 2020	$5,489	$1,251	$3,399	$10,139
Goodwill resulting from business combinations (1)	261	(1)	60	320
Reclassified to held for sale (2)	—	—	(940)	(940)
Foreign currency translation	(92)	(22)	(56)	(170)
Balance as of December 31, 2021	$5,658	$1,228	$2,463	$9,349
(1) See Note 19 - Acquisitions for additional information.
(2) See Note 20 - Divestitures for additional information.

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than its carrying amount. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	2021			2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$945	$(699)	$246	$1,558	$(1,285)	$273
Patents and trademarks	232	(182)	50	301	(222)	79
Monitoring lines	—	—	—	71	(59)	12
Service portfolios and other	688	(539)	149	644	(542)	102
	1,865	(1,420)	445	2,574	(2,108)	466
Unamortized:
Trademarks and other	64	—	64	571	—	571
Intangible assets, net	$1,929	$(1,420)	$509	$3,145	$(2,108)	$1,037

Amortization of intangible assets was $98 million, $102 million and $116 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated future amortization of intangible assets is as follows:

(In millions)	2022	2023	2024	2025	2026
Future amortization	$80	$75	$69	$59	$47

Annual Impairment Assessment

The Company tested its goodwill and indefinite-lived intangible assets for impairment as part of its annual assessment. For each test, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value. Based upon this assessment, the Company determined that it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired.

NOTE 7: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	2021		2020
1.923% Notes due February 15, 2023	$—	(1)	$500
2.242% Notes due February 15, 2025	2,000		2,000
2.493% Notes due February 15, 2027	1,250		1,250
2.722% Notes due February 15, 2030	2,000		2,000
2.700% Notes due February 15, 2031	750		750
3.377% Notes due April 5, 2040	1,500		1,500
3.577% Notes due April 5, 2050	2,000		2,000
Total long-term notes	9,500		10,000
Other (including project financing obligations and finance leases)	267		308
Discounts and debt issuance costs	(71)		(81)
Total debt	9,696		10,227
Less: current portion of long-term debt	183		191
Long-term debt, net of current portion	$9,513		$10,036

(1) In February 2021, the Company prepaid the 1.923% Notes due in February 2023 and incurred a $17 million make-whole premium upon prepayment and wrote-off $2 million of the remaining unamortized deferred financing costs.

Revolving Credit Facility

On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling. Pounds Sterling bears interest at a variable interest rate based on daily simple SONIA plus 0.0326%, Euros bears an interest rate using EURIBOR and U.S. Dollar bears an interest rate at LIBOR plus a ratings-based margin, which was 125 basis points as of December 31, 2021. As of December 31, 2021, there were no borrowings on the Revolving Credit Facility.

Commercial Paper Program

As of December 31, 2021, the Company had a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2021, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $124 million and $135 million of debt during the year ended December 31, 2021 and 2020, respectively. Long-term debt repayments associated with these financing arrangements for the years ended December 31, 2021 and 2020 were $181 million and $161 million, respectively.

Debt Covenants

The Revolving Credit Facility and the indenture for the long-term notes contain affirmative and negative covenants customary for financings of this type which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. On June 2, 2020, the Company entered into an amendment to the Revolving Credit Facility, under which certain terms of the facility were amended for a period beginning on June 2, 2020 and ending on December 30, 2021 (the "Covenant Modification"). The Company terminated the Covenant Modification effective as of August 27, 2021 in accordance with procedures for termination set forth in the revolving credit agreement, which returned the consolidated leverage ratio covenant to the limit in effect prior to the Covenant Modification. As of December 31, 2021, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

Schedule of Long-term Debt Maturities

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2022	$183
2023	$74
2024	$2
2025	$2,002
2026	$2
Thereafter	$7,504

As of December 31, 2021, the average maturity of the Company's long-term notes is approximately 12 years and the weighted-average interest rate on its total borrowings is approximately 2.8%.

Interest expense associated with long-term debt for the years ended December 31, 2021 and 2020 was $319 million and $298 million, respectively. Interest expense for the year ended December 31, 2021 includes amortization of debt issuance costs of $10 million, a make whole-premium related to the prepayment of the 1.923% Notes of $17 million and a write-off of debt issuance costs of $2 million. Interest expense for the year ended December 31, 2020 includes amortization of debt issuance costs of $9 million and a write-off of debt issuance costs of $5 million.

NOTE 8: FAIR VALUE MEASUREMENTS

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates with changes in fair value reported directly in earnings.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company's Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2021
Fair value measurement:
Derivative assets (1)	$8	$—	$8	$—
Derivative liabilities (2)	$(35)	$—	$(35)	$—

December 31, 2020
Fair value measurement:
Derivative assets (1)	$17	$—	$17	$—
Derivative liabilities (2)	$(5)	$—	$(5)	$—

(1) Included in Other assets, current on the accompanying Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the Consolidated Balance Sheet:

	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$9,500	$9,842	$10,000	$10,811
(1) Excludes debt discount and issuance costs.

The fair value of the Company's long-term debt is measured based on observable market inputs which are considered Level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term nature of these accounts and would be classified as Level 1 in the fair value hierarchy. The Company's financing leases and project financing obligations, included in Long-term debt approximate fair value and are classified as Level 3 in the fair value hierarchy. For the years ended December 31, 2021 and 2020 there were no transfers in or out of levels 1, 2 or 3.

NOTE 9: LEASES
The Company enters into operating and finance leases for the use of real estate space, vehicles, information technology equipment and certain other equipment. At contract inception, the Company determines a lease exists if the arrangement conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as the right to direct the use of that asset. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments with an offsetting entry to recognize a ROU asset.

Operating lease ROU assets and liabilities are reflected on the Consolidated Balance Sheet as follows:

(In millions)	2021	2020
Operating lease right-of-use assets	$640	$788

Accrued liabilities	$(130)	$(161)
Operating lease liabilities	(527)	(642)
Total operating lease liabilities	$(657)	$(803)

Weighted-Average Remaining Lease Term (in years)	7.8	7.7
Weighted-Average Discount Rate	3.0%	3.4%

The operating lease ROU assets include any lease payments related to initial direct costs and prepayments and excludes lease incentives. The Company's leases generally have remaining lease terms of 1 to 23 years, some of which include options to extend. For the majority of its leases with options to extend, those options are up to 5 years with the ability to terminate the lease within 1 to 5 years of inception. The exercise of lease renewal options is at the Company's sole discretion and its lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise.

Supplemental cash flow and lease expense information related to operating leases were as follows:

(In millions)	2021	2020	2019
Operating cash flows for measurement of operating lease liabilities	$197	$213	$201
Operating lease ROU assets obtained in exchange for operating lease obligations	$180	$169	$136

Operating lease expense	$200	$197	$206

Operating lease expense is recognized on a straight-line basis over the lease term. Where applicable, the Company accounts for each separate lease component of a contract and its associated non-lease component as a single lease component.

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2021 are as follows:

(In millions)
2022	$141
2023	123
2024	106
2025	87
2026	67
Thereafter	218
Total undiscounted lease payments	742
Less: imputed interest	(85)
Total discounted lease payments	$657

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company sponsors both funded and unfunded domestic and international defined benefit pension and defined contribution plans. In addition, the Company contributes to various domestic and international multi-employer defined benefit pension plans.

Pension Plans

Qualified domestic pension plan benefits covering collectively bargained U.S. employees comprise approximately 34% of the projected benefit obligation. This noncontributory defined benefit plan provides benefits on a flat dollar formula based on location and is closed to new entrants. The non-U.S. plans comprise approximately 66% of the projected benefit obligation; certain of these plans provide participants with one-time payments upon separation of employment rather than a retirement annuity. These plans provide benefits based on a plan specific benefit formula. Non-qualified domestic pension plans provide supplementary retirement benefits to certain employees and are not a material component of the projected benefit obligation.

The following table details information regarding the Company's pension plans:

(In millions)	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,224	$2,885
Service cost	27	29
Interest cost	37	52
Actuarial (gain) loss (1)	(112)	239
Benefits paid	(106)	(116)
Curtailment, settlements and special termination benefits	(54)	(16)
Other, including expenses paid	(48)	151
Liabilities held for sale (2)	(2,062)	—
Benefit obligation at end of year	$906	$3,224
Change in Plan Assets
Fair value at beginning of year	$3,294	$2,953
Actual return on plan assets	67	285
Company contributions	47	41
Benefits paid	(106)	(116)
Settlements	(54)	(15)
Other, including expenses paid	(34)	146
Assets held for sale (2)	(2,623)	—
Fair value of assets end of year	$591	$3,294
Funded status of plans	$(315)	$70
Amounts included in the balance sheet:
Other non-current assets	$43	$542
Accrued compensation and benefits	(10)	(10)
Post-employment and other benefit liabilities	(348)	(462)
Net amount recognized	$(315)	$70

(1) Reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom, Canada and Germany.
(2) See Note 20 - Divestitures for additional information.

The key contributor to the movement in the funded position was the reclassification of plans included in the sale of Chubb to held for sale. The plans to be retained by the Company experienced an improvement in the net deficit position due to better than expected asset performance globally, favorable exchange rate movements and an increase in the discount rate used to measure the benefit obligations of the plans. Discount rates in all applicable territories and countries increased over the measurement period as a result of increases in corporate bond yields.

The pretax amounts recognized in Accumulated other comprehensive (income) loss are:

(In millions)	Prior Service Cost (Benefit)	Net Actuarial (Gain) Loss	Total
As of December 31, 2020	$13	$689	$702
Current year changes recorded in AOCI	4	(34)	(30)
Amortization reclassified to earnings	(2)	(32)	(34)
Settlement/curtailment reclassified to earnings	—	(12)	(12)
Currency translation and other	—	(16)	(16)
As of December 31, 2021	$15	$595	$610

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(In millions)	2021	2020
Projected benefit obligation	$405	$622
Accumulated benefit obligation	$374	$579
Fair value of plan assets	$47	$156

Information for pension plans with projected benefit obligations in excess of plan assets:

(In millions)	2021	2020
Projected benefit obligation	$405	$666
Accumulated benefit obligation	$374	$615
Fair value of plan assets	$47	$194

The components of net periodic pension benefits for the defined benefit pension plans are as follows:

(In millions)	2021	2020	2019
Service cost	$27	$29	$31
Interest cost	37	52	67
Expected return on plan assets	(145)	(140)	(154)
Amortization of prior service cost	2	2	2
Recognized actuarial net loss	32	22	9
Net settlement, curtailment and special termination benefit loss	13	4	4
Net periodic pension benefit	$(34)	$(31)	$(41)

The accumulated benefit obligation for all defined benefit plans was $0.9 billion and $3.2 billion as of December 31, 2021 and 2020, respectively.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Costs
	2021	2020	2021	2020	2019	(2)
Discount rate
Projected benefit obligation	2.1%	1.4%	1.4%	2.0%	2.8%
Interest cost (1)	—%	—%	1.2%	1.8%	2.7%
Service cost (1)	—%	—%	2.1%	1.8%	3.2%
Salary scale	3.1%	2.8%	2.8%	3.3%	3.0%
Expected return on plan assets	—%	—%	4.6%	4.9%	5.6%

(1) The 2021 and 2020 discount rates used to measure the service cost and interest cost applies to the significant plans of the Company. The projected benefit obligation discount rate is used for the service cost and interest cost measurements for non-significant plans.
(2) Assumptions prior to 2020 include assumptions used for the UTC plan which included Carrier employees.

The weighted-average discount rates used to measure pension benefit obligations and net costs are set by reference to specific analyses using each plan’s specific cash flows and high-quality bond indices to assess reasonableness. For those significant plans, the Company utilizes a full yield curve approach in the estimation of the service cost and interest cost components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows.

In determining the expected return on plan assets, the Company considered the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Return projections are assessed for reasonableness using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns.

The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, investment strategies target a mix of approximately 50% of growth seeking assets and 50% of income generating and hedging assets using a wide diversification of asset types, fund strategies and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries and alternative-asset class strategies. Within the income generating assets, the fixed income portfolio primarily consists of government and broadly diversified high quality corporate bonds.

The plans seek to reduce interest rate risk and have incorporated liability hedging programs that include the adoption of a risk reduction objective as part of the long-term investment strategy. Under this objective, the income generating and hedging assets typically increase as funded status improves. The hedging programs incorporate a range of assets and investment tools, each with various interest rate sensitivities. As a result of the improved funded status of the plans, due to favorable asset returns and funding of the plans, the income generating and hedging assets increased in recent years.

The fair values of pension plan assets by asset category are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject
(In millions)	(Level 1)	(Level 2)	(Level 3)	to Leveling	Total
Asset Category
Public Equities:
Global Equities	$—	$29	$—	$—	$29
Global Equity Funds at net asset value (1) (2)	—	—	—	208	208
Fixed Income Securities:
Governments	—	26	—	—	26
Corporate Bonds	—	103	—	—	103
Fixed Income Securities (2)	—	—	—	189	189
Real Estate (3)	—	9	—	—	9
Other (4) (5)	—	5	—	—	5
Cash & Cash Equivalents (2)(6)	—	7	—	3	10
Subtotal	$—	$179	$—	$400	$579
Other assets and liabilities (7)					12
Total as of December 31, 2021 (8)					$591

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject
(In millions)	(Level 1)	(Level 2)	(Level 3)	to Leveling	Total
Asset Category
Public Equities:
Global Equities (1) (2)	$—	$52	$—	$65	$117
Global Equity Funds at net asset value (1)	—	—	—	733	733
Fixed Income Securities:
Governments	—	1,270	—	—	1,270
Corporate Bonds	—	121	—	41	162
Fixed Income Securities (2)	—	—	—	923	923
Real Estate (3)(2)	—	2	—	11	13
Other (4)(2)(5)	—	(422)	—	407	(15)
Cash & Cash Equivalents (2)(6)	—	32	—	22	54
Subtotal	$—	$1,055	$—	$2,202	$3,257
Other assets and liabilities (7)					37
Total as of December 31, 2020					$3,294

(1) Represents commingled funds that invest primarily in common stocks.
(2) In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets.
(3) Represents investments in real estate, including commingled funds and directly held properties.
(4) Represents insurance contracts and global balanced risk commingled funds consisting mainly of equity, bonds and some commodities.
(5) Includes fixed income repurchase agreements entered into for purposes of pension asset and liability matching.
(6) Represents short-term commercial paper, bonds and other cash or cash-like instruments.
(7) Represents trust receivables and payables that are not leveled.
(8) Chubb plan assets for 2021, totaling $2.6 billion are not included within this table, as the business has been reclassified as held for sale.

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

For the years ended December 31, 2021, 2020 and 2019, the Company made $47 million, $41 million and $36 million, respectively, of cash contributions to its defined benefit pension plans. The Company expects to make total contributions of approximately $3 million to its defined benefit pension plans in 2022. Contributions do not reflect benefits to be paid directly from corporate assets. Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $25 million in 2022, $28 million in 2023, $29 million in 2024, $32 million in 2025, $34 million in 2026 and $197 million from 2027 through 2030.

Multiemployer Benefit Plans

The Company contributes to various domestic and foreign multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from those of single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions to these plans for the years ended December 31, 2021 and 2020 was $14 million and $15 million, respectively.

Employee Savings Plans

The Company sponsors various employee savings plans. Certain employees of Carrier participate in these plans. Carrier’s contributions to employer sponsored defined contribution plans were $115 million, $103 million and $88 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 11: PRODUCT WARRANTIES

In the ordinary course of business, the Company provides standard warranty coverage on its products. Provisions for these amounts are established at the time of sale and estimated primarily based on product warranty terms and historical claims experience. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Provisions for these amounts are established when they are known and estimable. The Company assesses the adequacy of its initial provisions and will make adjustments as necessary based on known or anticipated claims or as new information becomes available that suggests it is probable that future costs will be different than estimated amounts. Amounts associated with these provisions are classified as Accrued liabilities or Other long-term liabilities based on their anticipated settlement date.

The changes is the carrying amount of warranty related provisions are as follows:

(In millions)	2021	2020
Balance as of January 1,	$514	$488
Warranties, performance guarantees issued and changes in estimated liability	172	167
Settlements made	(165)	(146)
Other	3	5
Balance as of December 31,	$524	$514

NOTE 12: EQUITY

Share Repurchase Program

In July 2021, the Company's Board of Directors authorized a $1.75 billion increase to the Company's existing $350 million stock repurchase program. The program allows the Company to repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions and subject to compliance with the Company's obligations under the TMA. The Company records repurchases under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock as a reduction to equity. The reissuance of treasury stock uses the first-in, first-out method of accounting.

The Company repurchased 10.4 million shares of common stock for an aggregate purchase price of $529 million for the year ended December 31, 2021, which are held in Treasury stock as of December 31, 2021 as reflected on its Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

A summary of the changes in each component of Accumulated other comprehensive income (loss) is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2019	$(834)	$(381)	$(1,215)
Other comprehensive income (loss) before reclassifications, net	52	(109)	(57)
Amounts reclassified, pre-tax	2	11	13
Tax benefit reclassified	—	15	15
ASU 2018-02 adoption impact	—	(9)	(9)
Balance as of December 31, 2019	$(780)	$(473)	$(1,253)
Other comprehensive income (loss) before reclassifications, net	589	2	591
Amounts reclassified, pre-tax	—	(105)	(105)
Tax benefit reclassified	—	22	22
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(322)	53	(269)
Amounts reclassified, pre-tax	8	34	42
Tax benefit reclassified	—	(17)	(17)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
NOTE 13: REVENUE RECOGNITION

The Company accounts for revenue in accordance with ASC 606: Revenue from Contracts with Customers. Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally the time of shipment. The remaining portion of the Company’s performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment.

Performance Obligations

A performance obligation is a distinct good, service or a bundle of goods and services promised in a contract. Some of the Company's contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to each distinct performance obligation. Revenue is recognized when or as the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on its relative stand-alone selling price.

The Company primarily generates revenue from the sale of products to customers and recognizes revenue at a point in time when control transfers to the customer. Transfer of control is generally based on the shipping terms of the contract. In addition, the Company recognizes revenue on an over-time basis on installation and service contracts. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs include direct costs such as labor, materials and subcontractors’ costs and where applicable, indirect costs.

Segment sales disaggregated by product and service are as follows:

(In millions)	2021	2020	2019
Sales Type
Product	$9,985	$8,165	$8,279
Service	1,405	1,313	1,433
HVAC sales	11,390	9,478	9,712

Product	3,653	2,927	3,405
Service	474	406	387
Refrigeration sales	4,127	3,333	3,792

Product	3,985	3,585	4,072
Service	1,530	1,400	1,428
Fire & Security sales	5,515	4,985	5,500
Total segment sales	21,032	17,796	19,004

Eliminations and other	(419)	(340)	(396)
Consolidated	$20,613	$17,456	$18,608

The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. The Company includes variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount and when it is probable that a significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. In addition, the Company customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. The Company accounts for estimated incentive payments as a reduction in sales at the time a sale is recognized.

Contract Balances

Total contract assets and liabilities consisted of the following:

(In millions)	2021	2020
Contract assets, current	$503	$656
Contract assets, non-current (included within Other assets)	70	98
Total contract assets	573	754

Contract liabilities, current	(415)	(512)
Contract liabilities, non-current (included within Other long-term liabilities)	(165)	(165)
Total contract liabilities	(580)	(677)
Net contract assets (liabilities)	$(7)	$77

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

The Company recognized revenue of $408 million for the year ended December 31, 2021 that was related to contract liabilities as of January 1, 2021. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months. There were no individually significant customers with sales exceeding 10% of total sales for the years ended December 31, 2021, 2020 and 2019.

NOTE 14: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation - Stock Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured at the date of grant and is generally not adjusted for subsequent changes. The Company's stock-based compensation plans include programs for stock appreciation rights, restricted stock and performance share units.

Stock Options and Appreciation Rights

Eligible participants may receive stock options or stock appreciation rights as part of the Company's long-term incentive program. The fair value of each instrument is determined as of the date of grant using a binomial lattice model and expensed on a straight-line basis over the required service period, which is generally a three-year vesting period. However, in the event of retirement, awards held for at least one year may vest and become exercisable (if applicable), subject to certain terms and conditions.

The following table summarizes fair value information for stock options and stock appreciation rights:

	2021 (1)	2020 (1)	2019 (2)
Stock options and stock appreciation rights weighted-average fair value per award	$10.13	$4.67	$21.02
Assumptions:
Volatility	31.6% to 34.1%	32.1% to 35.6%	18.8% to 19.7%
Expected term (in years)	6.6	7.0	6.5 to 6.6
Expected dividend yield	1.5%	1.4% to 2.0%	2.4%
Range of risk-free rates	0.7% to 1.4%	0.1% to 1.0%	2.3% to 2.7%
(1) Carrier has limited historical trading data and used peer group data to estimate expected volatility for the 2021 and 2020 awards.
(2) The assumptions for 2019 were determined by UTC based on UTC's stock price performance.

The Company used historical employee data, including data prior to the Separation and the Distribution, to estimate expected term. The expected dividend yield is consistent with management's expectations. The risk-free rate is based on the term structure of interest rates at the time the awards were granted.

Changes in stock options and stock appreciation rights outstanding subsequent to the Separation and Distribution were as follows:

	Shares Subject to Option (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (in years)
As of April 3, 2020	36,015	$19.90
Granted	3,921	$17.57
Exercised	(2,620)	$15.81
Cancelled	(584)	$22.31
As of December 31, 2020	36,732	$19.91
Granted	3,194	$38.92
Exercised	(5,934)	$17.59
Cancelled	(1,551)	$23.98
Outstanding as of December 31, 2021	32,441	$22.02	$1,046	6.3

Exercisable as of December 31, 2021	14,613	$18.96	$516	4.3

Restricted Stock Units

Eligible participants may receive restricted stock units ("RSU") as part of the Company's long-term incentive program. The fair value of restricted stock units are based on the closing market price of the Company's common stock on the date of grant and expensed on a straight-line basis over the required service period (which is generally the three-year vesting period). However, in the event of retirement, awards held for at least one year may vest and become exercisable (if applicable), subject to certain terms and conditions. Dividends accrue during the vesting period and are paid in shares of the Company's common stock.

Changes in restricted stock units subsequent to the Separation and Distribution were as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of April 3, 2020	5,622	$21.37
Granted	523	$21.43
Vested	(483)	$19.74
Cancelled	(88)	$23.29
Outstanding and unvested as of December 31, 2020	5,574	$21.57
Granted	286	$46.49
Vested	(2,168)	$21.45
Cancelled	(122)	$25.39
Outstanding and unvested as of December 31, 2021	3,570	$23.33

Performance Share Units

The Company has a performance share program for key employees whereby awards are provided in the form of performance share units ("PSU") based on performance against pre-established objectives. The annual target level is expressed as shares of the Company's common stock based on the fair value of its stock on the date of grant. Awards are earned over a three-year performance period based equally on a performance condition, measured by the compound annual growth rate of the Company's earnings per share and on a market condition, measured by the Company's relative total shareowner return compared to the total shareowner return of a subset of industrial companies in the S&P 500 Index. The fair value of the market condition is estimated using a Monte Carlo simulation approach. The fair value of the PSU awards are expensed over the required service period, which is generally a three-year vesting period. In the event of retirement, performance share units held for at least one year remain eligible to vest based on actual performance relative to pre-established metrics. Dividends do not accrue on the performance share units during the performance period.

Changes in PSUs subsequent to the Separation and Distribution were as follows:

	PSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of April 3, 2020	68	$21.23
Granted	728	$18.23
Forfeited	(24)	$19.25
Outstanding and unvested as of December 31, 2020	772	$18.46
Granted	821	$41.48
Vested	(20)	$23.72
Forfeited	(152)	$27.28
Outstanding and unvested as of December 31, 2021	1,421	$30.75

Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold , Selling, general and administrative and Research and development, in the accompanying Consolidated Statement of Operations.

Stock-based compensation cost by award type are as follows:

(In millions)	2021	2020 (1)	2019 (1)
Equity compensation costs - equity settled	$92	$77	$52
Equity compensation costs - cash settled (2)	19	11	6
Total stock-based compensation cost	$111	$88	$58

Income tax benefit	$13	$9	$11
(1) The stock-based compensation cost for 2020 and 2019 include amounts allocated to Carrier by UTC related to its direct employees.
(2) The cash settled awards are classified as liability awards and are measured at fair value at each balance sheet date.

Prior to the Separation and the Distribution, the Company participated in UTC’s long-term incentive plans, which authorized various types of market and performance-based incentive awards. Stock-based compensation expense was allocated to the Company from UTC based upon direct employee headcount. In connection with the Separation and the Distribution, all awards were converted to Carrier stock-based awards with unvested awards converted to preserve the aggregate intrinsic value immediately before and after the Separation.

As of December 31, 2021 and 2020, there were $77 million and $91 million of unrecognized stock-based compensation costs related to non-vested awards granted under the plan, respectively, which will be recognized ratably over the awards weighted-average vesting period of 2 years.

NOTE 15: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.
The Company recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

(In millions)	2021	2020	2019
HVAC	$33	$7	$56
Refrigeration	25	12	14
Fire & Security	26	28	53
Total Segment	84	47	123
General corporate expenses	5	2	3
Total restructuring costs	$89	$49	$126

Cost of sales	$28	$20	$36
Selling, general and administrative	60	29	90
Other income (expense), net	1	—	—
Total restructuring costs	$89	$49	$126

The following table summarizes the reserves and charges related to the restructuring reserve:

(In millions)	2021	2020
Balance as of January 1,	$49	$66
Net pre-tax restructuring costs	89	49
Utilization, foreign exchange and other	(76)	(66)
Reclassified to held for sale	(8)	—
Balance as of December 31,	$54	$49

During the year ended December 31, 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of December 31, 2021, the Company had $54 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

(In millions)	2021	2020	2019
Transaction gains (1)	$—	$1,123	$—
Impairment charge on minority-owned joint venture investments (1)	(2)	(72)	(108)
Other	41	(45)	106
Other income (expense), net	$39	$1,006	$(2)
(1) See Note 22 - Related Parties for additional information.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than the entity's functional currency and hedging-related activities.

NOTE 17: INCOME TAXES

Income Before Income Taxes

The sources of Income from operations before income taxes are as follows:

(In millions)	2021	2020	2019
United States	$1,528	$915	$1,460
Foreign	872	1,940	1,212
Total	$2,400	$2,855	$2,672

Provision for Income Taxes

The income tax expense (benefit) consisted of the following components:

(In millions)	2021	2020	2019
Current:
United States:
Federal	$336	$434	$262
State	83	74	72
Foreign	354	244	305
	773	752	639
Future:
United States:
Federal	(125)	13	(14)
State	(14)	6	(2)
Foreign	65	78	(106)
	(74)	97	(122)
Income tax expense	$699	$849	$517

Reconciliation of Effective Income Tax Rate

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax	1.9	1.7	2.5
Tax on international activities	7.2	4.2	3.3
Separation impact	—	3.4	(0.7)
Tax audit settlements	—	—	(5.6)
Other	(1.0)	(0.6)	(1.1)
Effective income tax rate	29.1%	29.7%	19.4%

The effective tax rate for the year ended December 31, 2021 includes a net tax charge of $157 million primarily relating to the re-organization and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of Chubb, a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom, partially offset by a favorable tax adjustment of $70 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from the re-organization of a German subsidiary.

The effective tax rate for the year ended December 31, 2020 reflects a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a charge of $46 million resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. These items were impacted by the Separation and are included in "Separation impact" in the previous table.

The effective tax rate for the year ended December 31, 2019 reflects a net tax benefit of $149 million as a result of the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority and the conclusion of an audit by the IRS for UTC's 2014, 2015 and 2016 tax years.

Deferred Tax Assets and Liabilities

Future income taxes represent the tax effects of transactions, which are reported in different periods for tax and GAAP purposes. These amounts consist of the tax effects of differences between tax and GAAP that are expected to be reversed in the future and tax carryforwards. Future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet.

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables as of December 31, 2021 and 2020 are as follows:

(In millions)	2021	2020
Future income tax benefits:
Insurance and employee benefits	$198	$109
Other assets basis differences	166	152
Other liabilities basis differences	512	487
Tax loss carryforward	175	258
Tax credit carryforward	24	63
Valuation allowances	(90)	(231)
Future income tax benefit	$985	$838

Future income tax payables:
Goodwill and intangible assets	$(270)	$(411)
Other asset basis differences	(307)	(336)
Future income tax payables	$(577)	$(747)

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards and certain foreign temporary differences to reduce future income tax benefits to expected realizable amounts. As of December 31, 2021, future income tax benefits and future income tax payables exclude a net liability of $266 million classified as held for sale. See Note 20 - Divestitures for additional information.

Changes to valuation allowances consisted of the following:

(In millions)
Balance as of January 1, 2019	$107
Additions charged to income tax expense	41
Reduction credited to income tax expense	(16)
Other adjustments	(4)
Balance as of December 31, 2019	$128
Additions charged to income tax expense (1)	112
Reduction credited to income tax expense	(13)
Other adjustments	4
Balance as of December 31, 2020	$231
Additions charged to income tax expense	32
Reduction credited to income tax expense	(22)
Other adjustments	(41)
Reclassified to held for sale	(110)
Balance as of December 31, 2021	$90
(1) Includes $89 million relating to "Separation impact" discussed in section "Reconciliation of Effective Income Tax Rate."

Tax Credit and Loss Carryforwards

As of December 31, 2021, tax credit carryforwards and tax loss carryforwards, excluding amounts associated with Chubb entities, were as follows:

(In millions)	Tax Loss Carryforwards	Tax Credit Carryforwards
Expiration period:
2022-2026	$100	$7
2027-2031	58	5
2032-2041	32	4
Indefinite	599	8
Total	$789	$24

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

Unrecognized Tax Benefits

As of December 31, 2021, the Company had unrecognized tax benefits of $251 million, all of which, if recognized, would impact its effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and related interest expense is as follows:

(In millions)	2021	2020	2019
Balance at beginning of period	$162	$166	$316
Additions for tax positions related to the current year	86	22	30
Additions for tax positions of prior years (1)	24	14	14
Reductions for tax positions of prior years (2)	(1)	(40)	(19)
Settlements	(18)	—	(175)
Reclassified as held for sale	(2)	—	—
Balance at end of period	$251	$162	$166
Gross interest expense related to unrecognized tax benefits	$8	$6	$8
Total accrued interest balance at end of period	$35	$25	$25
(1) Includes $14 million related to acquisitions during the year ended December 31, 2021.
(2) Includes an adjustment of $37 million recorded in UTC Net investment for the year ended December 31, 2020 for tax positions of prior years.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Separation and the Distribution. The IRS commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including the U.S., Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore and the United Kingdom. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to U.S. state and local and foreign income tax examinations for tax years before 2012.

During the second quarter of 2019, a subsidiary of the Company that was engaged in litigation before the Italian Supreme Court filed to participate in the Italian amnesty program. In addition, during the second quarter of 2019, the IRS completed its review of UTC’s 2014, 2015 and 2016 tax years and certain U.S. state income tax exams concluded. As a result of the amnesty filing in Italy and the conclusion of the IRS and U.S. state audits, the Company recognized a non-cash gain of approximately $166 million, including pre-tax interest of approximately $16 million.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. It is reasonably possible that a net decrease in unrecognized tax benefits from $10 million to $65 million may occur within 12 months as a result of additional worldwide uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes.

As a result of the Tax Cuts and Jobs Act ("TCJA"), the Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, the Company has recorded the taxes associated with the future remittance of these earnings. In addition, the Company no longer intends to permanently reinvest the book and tax basis difference including the undistributed earnings of the Company's Chubb business due to its divestiture. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, the Company intends to continue to permanently reinvest these earnings. As of December 31, 2021 such undistributed earnings were approximately $6.0 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts. In addition, the TCJA subjects the Company to a tax on global intangible low-taxed income ("GILTI"). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations which the Company has elected to account for as a period cost.

NOTE 18: EARNINGS PER SHARE

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

(In millions, except per share amounts)	2021	2020		2019
Net income attributable to common shareowners	$1,664	$1,982		$2,116

Basic weighted-average number of shares outstanding	867.7	866.5		866.2
Stock awards and equity units (share equivalent)	22.6	13.7		—
Diluted weighted-average number of shares outstanding	890.3	880.2		866.2

Antidilutive shares excluded from computation of diluted earnings per share	0.1	0.2	(1)	—

Earnings Per Share
Basic	$1.92	$2.29		$2.44
Diluted	$1.87	$2.25		$2.44
(1) The weighted-average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2020 was based on the weighted-average number of common shares outstanding for the period beginning after the Distribution Date.

On the Distribution Date, 866,158,910 shares of the Company’s common stock, par value $0.01 per share, were distributed to UTC shareowners of record as of March 19, 2020. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and the Distribution and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. It is assumed that there are no dilutive equity instruments for periods prior to the Separation and Distribution because there were no Carrier stock-based awards outstanding prior to the Separation and the Distribution.

NOTE 19: ACQUISITIONS

During the year ended December 31, 2021, the Company acquired consolidated and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $366 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with these transactions totaled $146 million and primarily related to customer relationships, technology assets and a non-compete agreement. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $320 million.

Acquisition of Guangdong Giwee Group Co.

On June 1, 2021, the Company acquired a 70% controlling stake in Guangdong Giwee Group Co. and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership in Giwee on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee are reported within the HVAC segment as of the date of acquisition. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

The excess of the purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $182 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	14	$52
Technology	10	34
Non-compete agreement	5	8
Total intangible assets acquired		$94

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, customer attrition rates and royalty rates. The projected future cash flows are discounted to present value using an appropriate discount rate. As of December 31, 2021, the Company has finalized the process of allocating the purchase price and valuing the acquired assets and liabilities for the Giwee acquisition.

NOTE 20: DIVESTITURES

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb business to APi. Chubb, reported within the Company’s Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe.

The assets and liabilities of Chubb have been reclassified as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell. In addition, depreciation and amortization was ceased in accordance with ASC 360. Based on the carrying amount of Chubb’s net assets, foreign currency translation rates and other assumptions as of December 31, 2021, the Company expects to recover the carrying value of the disposal group upon completion of the transaction.

The components of Chubb's assets and liabilities recorded as held for sale were as follows:

(In millions)	2021
Cash and cash equivalents	$60
Accounts receivable, net	445
Inventories, net	73
Contract assets, current	184
Other assets, current	27
Fixed assets, net	67
Intangible assets, net	545
Goodwill	940
Operating lease right-of-use assets	193
Pension and post-retirement assets	614
Other assets	20
Total assets held for sale	$3,168

Accounts payable	$(190)
Accrued liabilities	(248)
Contract liabilities, current	(162)
Future pension and post-retirement obligations	(69)
Future income tax obligations	(273)
Operating lease liabilities	(175)
Other long-term liabilities	(17)
Total liabilities held for sale	$(1,134)

On January 3, 2022, the Company completed the sale of Chubb for an enterprise value of $3.1 billion, subject to working capital and other adjustments as provided in the Chubb Sale Agreement. Consistent with the Company's capital allocation strategy, the net proceeds of approximately $2.6 billion will be used to fund investments in organic and inorganic growth initiatives and capital returns to its shareowners as well as for general corporate purposes.
NOTE 21: SEGMENT FINANCIAL DATA

The Company conducts its operations through three reportable operating segments: HVAC, Refrigeration and Fire & Security. In accordance with ASC 280 - Segment Reporting, the Company’s segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s CODM in deciding how to allocate resources and in assessing performance. Inter-company sales between segments are immaterial.

•The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability. Products include air conditioners, heating systems, controls and aftermarket components as well as aftermarket repair and maintenance services and building automation solutions. Products and solutions are sold directly to building contractors and owners and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets.

•The Refrigeration segment provides a healthier, safer, more sustainable and more intelligent cold chain through the reliable transport and preservation of food, medicine and other perishable cargo. Refrigeration and monitoring products services and digital solutions strengthen the connected cold chain and are designed for trucks, trailers, shipping containers, intermodal applications, food retail and warehouse monitoring. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls incorporating next-generation technologies to preserve freshness, ensure safety and enhance the appearance of retail food and beverage. Products and services are sold directly to transportation companies and retail stores and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers.

Table of Content
•The Fire & Security segment provides a wide range of residential, commercial and industrial technologies designed to help protect people and property. Products include fire, flame, gas, smoke and carbon monoxide detection, portable fire extinguishers, fire suppression systems, intruder alarms, access control systems and video management systems and electronic controls. Other fire and security offerings include audit, design, installation and system integration as well as aftermarket maintenance and repair and monitoring services. Products and solutions are sold directly to end customers as well as through manufacturers' representatives, distributors, dealers, value-added resellers and retail distribution.

Segment information are as follows:

	Net Sales			Operating Profit
(In millions)	2021	2020	2019	2021	2020	2019
HVAC	$11,390	$9,478	$9,712	$1,738	$2,462	$1,563
Refrigeration	4,127	3,333	3,792	476	357	532
Fire & Security	5,515	4,985	5,500	662	584	708
Total segment	21,032	17,796	19,004	2,876	3,403	2,803
Eliminations and other	(419)	(340)	(396)	(96)	(184)	(156)
General corporate expenses	—	—	—	(135)	(136)	(156)
Consolidated	$20,613	$17,456	$18,608	$2,645	$3,083	$2,491

Total assets are not presented for each segment as they are not presented to or reviewed by the CODM. Segment assets in the following table represent Accounts receivable, net , Contract assets, current and Inventories, net. These assets are regularly reviewed by management and are therefore reported in the following table as segment assets. All other remaining assets and liabilities for all periods presented are managed on a company-wide basis.

	Segment Assets		Capital Expenditures			Depreciation & Amortization
(In millions)	2021	2020	2021	2020	2019	2021	2020	2019
HVAC	$2,375	$2,150	$225	$188	$150	$186	$163	$160
Refrigeration	1,285	1,125	39	26	30	36	39	34
Fire & Security	1,203	1,788	49	51	50	83	108	123
Total Segment	4,863	5,063	313	265	230	305	310	317
Eliminations and other	13	3	31	47	13	33	26	18
Consolidated	$4,876	$5,066	$344	$312	$243	$338	$336	$335
Cash and cash equivalents	2,987	3,115
Other assets, current	376	343
Assets held for sale	3,168	—
Total current assets	$11,407	$8,524

Geographic External Sales

Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. as presented in the following table, there were no individually significant countries with sales exceeding 10% of total sales for the years ended December 31, 2021, 2020 and 2019.

Table of Content

	External Sales			Long-Lived Assets
(In millions)	2021	2020	2019	2021	2020
United States Operations	$10,492	$9,105	$9,594	$772	$782
International Operations
Europe	5,776	4,935	5,327	476	490
Asia Pacific	3,464	2,655	2,813	279	249
Other	881	761	874	299	289
Consolidated	$20,613	$17,456	$18,608	$1,826	$1,810

NOTE 22: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method, and therefore, these entities are considered to be related parties. The Company has 30 directly owned unconsolidated domestic and foreign affiliates as of December 31, 2021 and 2020, respectively, of which 99% of such investments are in its HVAC segment. Amounts attributable to equity method investees are as follows:

(In millions)	2021	2020	2019
Sales to equity method investees included in Product sales	$2,258	$1,758	$1,807
Purchases from equity method investees included in Cost of products sold	$357	$292	$368

The Company had receivables from and payables to equity method investees as follows:

(In millions)	2021	2020
Receivables from equity method investees included in Accounts receivable, net	$150	$161
Payables to equity method investees included in Accounts payable	$51	$38

The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value. In 2020, the Company determined that indicators of impairment existed for a minority owned joint venture investment and performed a valuation of this investment using a discounted cash flow method. The Company determined that the loss in value was other-than-temporary due to a reduction in sales and earnings that were primarily driven by a deterioration in the oil and gas industry (the joint venture's primary market) and by the impact of the COVID-19 pandemic. As a result, the Company recorded a non-cash, other-than-temporary impairment charge of $71 million on this investment in 2020, which is included in Other income (expense), net on the accompanying Consolidated Statement of Operations. In 2019, the Company determined that indicators of impairment existed for a minority owned joint venture investment and performed a valuation of this investment using a discounted cash flow method. The Company determined that the loss in value was other-than-temporary. As a result, the Company recorded a non-cash, other-than-temporary impairment charge of $108 million on this investment in 2019, which is included in Other income (expense), net on the accompanying Consolidated Statement of Operations.

In September 2020, the Company sold 9.25 million B shares of Beijer for SEK290 ($32.38) per share equal to approximately 7.9% of the outstanding B shares in Beijer, through an accelerated equity offering. The Company received proceeds of approximately $300 million and recognized a pre-tax gain on the sale of $252 million, which is included in Other income (expense), net on the Consolidated Statement of Operations. Subsequently, in December 2020, the Company sold all of its remaining A and B shares of Beijer for SEK245 ($29.03) per share. The Company received proceeds of approximately $1.1 billion and recognized a pre-tax gain on the sale of $871 million, which is included in Other income (expense), net on the Consolidated Statement of Operations. Prior to the sale of the Company's remaining shares, Beijer was reported as an equity method investment.

Summarized Financial Information. Pursuant to Rule 3-10 and Rule 4-08(g) of Regulation S-X under the Securities Act, the Company is required to present summarized financial information of the combined accounts of its non-consolidated joint

Table of Content
ventures accounted for by the equity method. Summarized unaudited financial information for equity method investments is as follows:

(In millions)	2021	2020
Current assets	$4,275	$3,671
Non-current assets	2,140	2,035
Total assets	6,415	5,706

Current liabilities	(2,596)	(2,223)
Non-current liabilities	(329)	(298)
Total liabilities	(2,925)	(2,521)
Total net equity of investees	$3,490	$3,185

(In millions)	2021	2020	2019
Net sales	$9,471	$9,299	$9,622
Gross profit	$1,907	$1,722	$1,741
Income from continuing operations	$650	$544	$578
Net income	$650	$544	$578

NOTE 23: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental and legal matters (including asbestos). In accordance with ASC 450, the Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the Company's competitive position, results of operations, cash flows or financial condition.

Environmental Matters

The Company’s operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to individual sites, including the technology required to remediate, current laws and regulations and prior remediation experience.

As of December 31, 2021 and 2020, the outstanding liability for environmental obligations are as follows:

(In millions)	2021	2020
Environmental reserves included in Accrued liabilities	$29	$26
Environmental reserves included in Other long-term liabilities	191	213
Total environmental reserves	$220	$239

For sites with multiple responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of other parties to fulfill their obligations in establishing a provision for those costs. Accrued environmental liabilities are not reduced by potential insurance reimbursements and are undiscounted.

Asbestos Matters

The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos allegedly integrated into certain Carrier products or business premises. While the Company has never manufactured asbestos and no longer incorporates it into any currently-manufactured products, certain products that the Company no longer manufactures contained components incorporating asbestos. A substantial majority of these asbestos-related claims have been dismissed without payment or have been covered in full or in part by insurance or other forms of indemnity. Additional cases were litigated and settled without any insurance reimbursement. The amounts involved in asbestos-related claims were not material individually or in the aggregate in any period.

The Company had asbestos liabilities and related insurance recoveries as follows:

(In millions)	2021	2020
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	220	228
Total asbestos liabilities	$237	$245

Asbestos-related recoveries included in Other assets, current	$5	$6
Asbestos-related recoveries included in Other assets	93	97
Total asbestos-related recoveries	$98	$103

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that the Company believes are reasonable and are made with input from outside actuarial experts. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are deemed probable. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. As of December 31, 2021, the estimated range of liability to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $237 million to $258 million.

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against RTX, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to RTX, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, now with RTX, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. Carrier believes that the claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint on October 13, 2021.

Aqueous Film Forming Foam Litigation

As of December 31, 2021, the Company has been named as a defendant in over 1,800 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of AFFF caused personal injuries and/or property damage. The Company has also been named as a defendant in over 160 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the MDL Court for MDL Proceedings. The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. National Foam and Angus Fire did not manufacture fluorosurfactants but instead purchased these substances from unrelated third parties. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as PFOS and/or PFOA. Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

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

General liability discovery in the MDL Proceedings continues. Preliminary stage discovery in ten "bellwether" water provider cases was concluded and three of these cases were selected for tier two site-specific discovery. That discovery is ongoing. The MDL Court has established a briefing schedule with respect to certain aspects of the government contractor defense, potentially applicable to AFFF sold to or used by the U.S. government or other customers requiring product manufactured to meet military specification, such that all briefs were filed at the end of January 2022 with a hearing to follow.

Outside of the MDL Proceedings, the Company and other defendants are also party to six lawsuits in U.S. state courts brought by oil refining companies alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage. In addition, the Company and other defendants are party to two actions related to the Pennsylvania Site in which the plaintiff water utility company seeks remediation costs related to the alleged contamination of the local water supply.

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

Income Taxes

Under the TMA, the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $417 million is included within the accompanying Consolidated Balance Sheet within Other Long-Term Liabilities as of December 31, 2021. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $34 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Self-Insurance

The Company maintains self-insurance for a number of risks, including but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. It has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses.

The Company's self-insurance liabilities were as follows:

(In millions)	2021	2020
Self-insurance liabilities included in Accrued liabilities	$154	$164
Self-insurance liabilities included in Other long-term liabilities	72	85
Total self-insurance liabilities	$226	$249

The Company incurred expenses related to self-insured risks of $155 million, $145 million and $177 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Matters

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

NOTE 24: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

(In millions)	2021	2020	2019
Interest paid, net of amounts capitalized	$317	$196	$28
Interest paid - related party	$—	$—	$55
Income taxes paid for - related party	$—	$—	$475
Income taxes paid, net of refunds	$675	$819	$284

Non-cash financing activity:
Common stock dividends payable	$130	$108	$—

NOTE 25: SUBSEQUENT EVENTS

Share Repurchase Program

On January 4, 2022, the Company announced that it has entered into an accelerated share repurchase agreement to repurchase $500 million of the Company's common stock pursuant to the Company's existing share repurchase program. The final settlement of the accelerated share repurchase is expected to be completed in the first quarter of 2022.

Toshiba Carrier Corporation Acquisition Agreement

On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership stake in Toshiba Carrier Corporation (“TCC”) for approximately $900 million. TCC, a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition will include all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The transaction is expected to close before the end of the third quarter of 2022, subject to customary closing conditions, including regulatory approvals. Upon closing, Toshiba Corporation will retain a 5% ownership in TCC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our CEO and Senior Vice President and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Company's CEO and CFO have concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareowners entitled "Proposal 1: Election of Directors" (under the subheading "Nominees for the 2022 Annual Meeting") and "Corporate Governance" (including under the subheading "Committee Meetings and Composition").

On December 16, 2021, Patrick Goris, Senior Vice President and Chief Financial Officer, terminated the Rule 10b5-1 stock trading plan (the "Plan") adopted in accordance with Rule 10b5-1 under the Exchange Act and the guidelines specified by the Company’s insider trading policy during 2021.

Information about our Executive Officers

The following persons are executive officers of Carrier Global Corporation:

Name	Position	Age as of February 8, 2022
David Gitlin	Chairman and Chief Executive Officer	52
Ajay Agrawal	Senior Vice President, Global Services and Healthy Buildings	58
Kyle Crockett	Vice President, Controller	48
Patrick Goris	Senior Vice President and Chief Financial Officer	50
Christopher Nelson	President, HVAC	51
Kevin J. O'Connor	Senior Vice President, Chief Legal Officer	54
Jurgen Timperman	President, Fire & Security	49
Nadia Villeneuve	Senior Vice President, Chief Human Resources Officer	49
Timothy White	President, Refrigeration	48

David Gitlin. Mr. Gitlin was elected Chairman of the Board in April 2021 and was appointed President and Chief Executive Officer of Carrier in June 2019. Mr. Gitlin also held the position of President, HVAC from December 2019 to March 2020. He most recently served as President and Chief Operating Officer of Collins Aerospace from 2018 to 2019 and President of UTC Aerospace Systems from 2015 to 2018. Between 2013 and 2015, Mr. Gitlin was President, Aircraft Systems, UTC Aerospace Systems. Mr. Gitlin joined UTC in 1997 and held various senior positions, including the following with Hamilton Sundstrand: President of Aerospace Customers & Business Development; Vice President of Auxiliary Power, Engine & Control Systems; Vice President and General Manager Power Systems; Vice President of Pratt & Whitney programs; and General Manager of Rolls-Royce/General Electric programs. Before joining Hamilton Sundstrand, he served in roles at UTC headquarters and Pratt & Whitney.

Ajay Agrawal. Mr. Agrawal was appointed Senior Vice President, Global Services & Healthy Buildings in March 2021 and served as Senior Vice President, Strategy & Services of Carrier from October 2019 to March 2021. He most recently served as Vice President, Aftermarket Services, and Vice President responsible for Rockwell Collins integration for Collins Aerospace, a UTC company, from August 2015 to September 2019 and as Vice President, Aftermarket and Programs at the Pratt & Whitney division of UTC from 2009 to July 2015. Prior to that he served in a variety of leadership roles in UTC from 2005 to 2009, including head of Financial Planning and Analysis for UTC, Vice President of Strategy and Business Development at Hamilton Sundstrand and Senior Director of Strategy and Development at UTC.

Kyle Crockett. Mr. Crockett was appointed Vice President, Controller of Carrier in January 2020. He joined Carrier from General Motors where he held several positions, including Director, Global Business Solutions – Finance from 2017 to 2020.

Patrick Goris. Mr. Goris was appointed Senior Vice President and Chief Financial Officer of Carrier effective November 2020. Prior to joining Carrier, Mr. Goris served as Senior Vice President and Chief Financial Officer of Rockwell Automation, Inc., from 2017 to 2020.

Christopher Nelson. Mr. Nelson was appointed President, HVAC in March 2020. Previously, he held many roles at Carrier including President, HVAC − Commercial from 2018 to March 2020; President, North American HVAC from 2012 to 2018; Vice President, Sales & Marketing for Residential & Commercial Systems from 2008 to 2012; Vice President and General Manager, Light Commercial Systems from 2006 to 2008; and Director of Residential Ducted System Platforms from 2004 to 2006.

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

Timothy White. Mr. White was appointed President, Refrigeration of Carrier effective August 16, 2021. Prior to joining Carrier, Mr. White served as CEO, Onshore Wind Americas for General Electric from 2020 to 2021. He was previously with UTC for 24 years where he held a number of senior leadership roles, including President, Power & Controls and President, Electric Systems, for UTC's Collins Aerospace division.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareowners entitled "Other Important Information" under the heading "Delinquent Section 16(a) Reports." We have adopted a code of ethics that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at https://www.corporate.carrier.com/corporate-responsibility/governance. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance Committee are available on our website at https://www.corporate.carrier.com. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Carrier Global Corporation, 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareowners entitled "Compensation Discussion and Analysis," "Compensation of Directors," "Report of the Compensation Committee," "Compensation Tables" and "CEO Pay Ratio."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2022 Annual Meeting of Shareowners titled "Share Ownership."

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 concerning Common Stock issuable under Carrier’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	24,063,000	(1)	$22.03	30,709,000	(2)
(1) Consists of the following issuable shares of common stock awarded under the Carrier Global Corporation 2020 Long-Term Incentive Plan (the “2020 LTIP”): (i) shares of common stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of common stock issuable upon the exercise of outstanding Stock Appreciation Rights ("SAR"); (iii) shares of common stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 1,583,200 shares of common stock could be issued if performance goals are achieved above target); and (iv) shares of common stock issuable upon the settlement of outstanding deferred stock units awarded under the 2020 LTIP. Under the 2020 LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of common stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of common stock on December 31, 2021 of $54.24. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Represents the maximum number of shares of common stock available to be awarded under the 2020 LTIP as of December 31, 2021. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP in an amount equal to 2 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of common stock available for delivery under the 2020 LTIP on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareowners entitled "Nominees for the 2022 Annual Meeting" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections of our Proxy Statement for the 2022 Annual Meeting of Shareowners entitled "Proposal 3: Ratify Appointment of Independent Auditor for 2022," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

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

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

2.2
Stock Purchase Agreement, dated as of July 26, 2021, among Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on July 30, 2021, File No. 001-39220)

3.1
Amended and Restated Certificate of Incorporation of Carrier Global Corporation (incorporated by reference to Exhibit 3.1(b) of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.2	Amended and Restated Bylaws of Carrier Global Corporation*

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

10.1
Amendment No. 2 dated as of November 15, 2021 to the Revolving Credit Agreement, dated as of February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent*

10.2
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.7
Carrier Global Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.6 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.8
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.9
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.10
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.11
Carrier Global Corporation LTIP Performance Share Unit Deferral Plan (incorporated by reference to Exhibit 10.10 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.12
Carrier Global Corporation Pension Preservation Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.13
French Sub-Plan for Restricted Stock Granted Under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.14
Carrier Global Corporation Amended and Restated Savings Restoration Plan (incorporated by reference to Exhibit 10.14 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.15
Schedule of Terms for Carrier Founders Grant Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.16
Schedule of Terms for Stock Appreciation Right Awards (Founders Grant) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.17
Schedule of Terms for Restricted Stock Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.18
Schedule of Terms for Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.19
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.20
Special Addendum to Schedule of Terms for Restricted Stock Unit Award (Off-Cycle) granted to David Appel under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)

10.21
Schedule of Terms for Stock Appreciation Right Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.22
Schedule of Terms for Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.23
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)

10.24
Offer Letter with Patrick Goris, dated October 13, 2020 (incorporated by reference to Exhibit 10.27 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.25
Carrier Global Corporation Board of Directors Deferred Stock Unit Plan (amended and restated effective October 15, 2020) (incorporated by reference to Exhibit 10.28 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.26	Carrier Summary of Compensation and Benefits for Directors (2022-2023 Board Cycle)*

10.27
Form of Award Agreement for Carrier Founders Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.28
Share Purchase Agreement, dated December 7, 2020, between Carrier Refrigeration ECR Holding Luxembourg S.à.r.l., and Breeze TopCo S.à r.l. (incorporated by reference to Exhibit 10.31 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.29
Carrier Global Corporation Senior Executive Severance Plan, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2021, File No. 001-39220)

10.30
Schedule of Terms for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)

10.31
Form of Award Agreement for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)

10.32
Letter Agreement, dated April 19, 2021, by and between Carrier Corporation and John V. Faraci (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)

14	Code of Ethics. The Carrier Global Corporation Code of Ethics may be accessed via Carrier Global Corporation's website at https://www.corporate.carrier.com/corporate-responsibility/governance/ethics-compliance/

21	Subsidiaries of the Registrant*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20211231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20211231.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20211231_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20211231_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20211231_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20211231_pre.xml)

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in extensible Business Reporting Language ("XBRL"): (i) Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Balance Sheet as of December 31, 2021 and 2020, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	February 8, 2022	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 8, 2022	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David Gitlin	Chairman and Chief Executive Officer	February 8, 2022
David Gitlin	(Principal Executive Officer)
/s/Patrick Goris	Senior Vice President and Chief Financial Officer	February 8, 2022
Patrick Goris	(Principal Financial Officer)
/s/Kyle Crockett	Vice President, Controller	February 8, 2022
Kyle Crockett	(Principal Accounting Officer)
/s/John V. Faraci	Director	February 8, 2022
John V. Faraci
/s/Jean-Pierre Garnier	Director	February 8, 2022
Jean-Pierre Garnier
/s/John J. Greisch	Director	February 8, 2022
John J. Greisch
/s/Charles M. Holley, Jr.	Director	February 8, 2022
Charles M. Holley, Jr.
/s/Michael M. McNamara	Director	February 8, 2022
Michael M. McNamara
/s/Michael A. Todman	Director	February 8, 2022
Michael A. Todman
/s/Virginia M. Wilson	Director	February 8, 2022
Virginia M. Wilson
/s/Beth A. Wozniak	Director	February 8, 2022
Beth A. Wozniak