Form 10-Q
period 2022-03-31
CARRIER GLOBAL Corp
filed 2022-04-28
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2022, there were 848,241,752 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Net sales
Product sales	$4,170	$3,864
Service sales	484	835
Total Net sales	4,654	4,699
Costs and expenses
Cost of products sold	(2,998)	(2,724)
Cost of services sold	(363)	(581)
Research and development	(125)	(121)
Selling, general and administrative	(601)	(743)
Total Costs and expenses	(4,087)	(4,169)
Equity method investment net earnings	58	38
Other income (expense), net	1,112	3
Operating profit	1,737	571
Non-service pension (expense) benefit	(1)	18
Interest (expense) income, net	(48)	(93)
Income from operations before income taxes	1,688	496
Income tax (expense) benefit	(301)	(104)
Net income from operations	1,387	392
Less: Non-controlling interest in subsidiaries' earnings from operations	8	8
Net income attributable to common shareowners	$1,379	$384

Earnings per share
Basic	$1.62	$0.44
Diluted	$1.58	$0.43

Weighted-average number of shares outstanding
Basic	853.3	869.3
Diluted	874.1	889.8
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net income from operations	$1,387	$392
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(61)	(121)
Pension and post-retirement benefit plan adjustments	(2)	7
Chubb divestiture	(245)	—
Other comprehensive income (loss), net of tax	(308)	(114)
Comprehensive income (loss)	1,079	278
Less: Comprehensive income (loss) attributable to non-controlling interest	8	8
Comprehensive income (loss) attributable to common shareowners	$1,071	$270
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,604	$2,987
Accounts receivable, net	2,599	2,403
Contract assets, current	655	503
Inventories, net	2,358	1,970
Assets held for sale	—	3,168
Other assets, current	386	376
Total current assets	9,602	11,407
Future income tax benefits	517	563
Fixed assets, net	1,825	1,826
Operating lease right-of-use assets	596	640
Intangible assets, net	488	509
Goodwill	9,288	9,349
Pension and post-retirement assets	37	43
Equity method investments	1,638	1,593
Other assets	202	242
Total Assets	$24,193	$26,172

Liabilities and Equity
Accounts payable	$2,519	$2,334
Accrued liabilities	2,330	2,561
Contract liabilities, current	426	415
Liabilities held for sale	—	1,134
Current portion of long-term debt	256	183
Total current liabilities	5,531	6,627
Long-term debt	8,305	9,513
Future pension and post-retirement obligations	376	380
Future income tax obligations	366	354
Operating lease liabilities	491	527
Other long-term liabilities	1,694	1,677
Total Liabilities	16,763	19,078
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,270)	(529)
Additional paid-in capital	5,415	5,411
Retained earnings	4,244	2,865
Accumulated other comprehensive loss	(1,297)	(989)
Non-controlling interest	329	327
Total Equity	7,430	7,094
Total Liabilities and Equity	$24,193	$26,172
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	1,379	8	1,387
Other comprehensive income (loss), net of tax	(308)	—	—	—	—	—	(308)
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(741)	—	—	—	(741)
Balance as of March 31, 2022	$(1,297)	$9	$(1,270)	$5,415	$4,244	$329	$7,430

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2022	2021
Operating Activities
Net income from operations	$1,387	$392
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	79	83
Deferred income tax provision	48	(2)
Stock-based compensation costs	21	19
Equity method investment net earnings	(58)	(38)
(Gain) loss on extinguishment of debt	(36)	—
(Gain) loss on sale of investments	(1,112)	—
Changes in operating assets and liabilities
Accounts receivable, net	(207)	(83)
Contract assets, current	(154)	(44)
Inventories, net	(390)	(248)
Other assets, current	(15)	(23)
Accounts payable and accrued liabilities	132	151
Contract liabilities, current	13	39
Defined benefit plan contributions	(4)	(24)
Distributions from equity method investments	11	12
Other operating activities, net	83	(50)
Net cash flows provided by (used in) operating activities	(202)	184

Investing Activities
Capital expenditures	(56)	(53)
Investment in businesses, net of cash acquired	(9)	(6)
Dispositions of businesses	2,935	—
Settlement of derivative contracts, net	(32)	8
Other investing activities, net	(18)	2
Net cash flows provided by (used in) investing activities	2,820	(49)

Financing Activities
Increase (decrease) in short-term borrowings, net	(33)	28
Issuance of long-term debt	14	51
Repayment of long-term debt	(1,123)	(570)
Repurchases of common stock	(734)	(36)
Dividends paid on common stock	(129)	(104)
Dividends paid to non-controlling interest	—	(5)
Other financing activities, net	(15)	(7)
Net cash flows provided by (used in) financing activities	(2,020)	(643)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	597	(517)
Cash, cash equivalents and restricted cash, beginning of period	3,025	3,120
Cash, cash equivalents and restricted cash, end of period	3,622	2,603
Less: restricted cash	18	4
Cash and cash equivalents, end of period	$3,604	$2,599
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS
Carrier Global Corporation is a leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. The Company's portfolio includes industry-leading brands such as Carrier, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2021 filed with the SEC on February 8, 2022 (the "2021 Form 10-K").

Impact of the COVID-19 Pandemic
In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, the Company took several preemptive actions to manage liquidity, preserve the health and safety of its employees and customers as well as maintain the continuity of its operations. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, including a resurgence in cases and the spread of COVID-19 variants, management's judgments could change. While the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.

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

Sale of Chubb Fire & Security Business
On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi"). As a result, the assets and liabilities of Chubb are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of Chubb was completed on January 3, 2022 (the "Chubb Sale"). See Note 16 - Divestitures for additional information.

Separation from United Technologies
On April 3, 2020, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. The Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations and totaled $16 million for the three months ended March 31, 2021.

Recently Issued and Adopted Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs pending adoption were assessed and determined to be either not applicable or not expected to have a material impact on the Unaudited Condensed Consolidated Financial Statements.

NOTE 3: INVENTORIES, NET
Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$670	$559
Work-in-process	260	197
Finished goods	1,428	1,214
Inventories, net	$2,358	$1,970

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $160 million and $154 million as of March 31, 2022 and December 31, 2021, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2021	$5,658	$1,228	$2,463	$9,349
Goodwill resulting from business combinations (1)	3	—	1	4
Foreign currency translation	(36)	(8)	(21)	(65)
Balance as of March 31, 2022	$5,625	$1,220	$2,443	$9,288
(1) See Note 15 - Acquisitions for additional information.

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$940	$(705)	$235	$945	$(699)	$246
Patents and trademarks	231	(183)	48	232	(182)	50
Service portfolios and other	683	(542)	141	688	(539)	149
	1,854	(1,430)	424	1,865	(1,420)	445
Unamortized:
Trademarks and other	64	—	64	64	—	64
Intangible assets, net	$1,918	$(1,430)	$488	$1,929	$(1,420)	$509

Amortization of intangible assets was $21 million and $24 million for the three months ended March 31, 2022 and 2021, respectively.
NOTE 5: BORROWINGS AND LINES OF CREDIT
Long-term debt consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
2.242% Notes due February 15, 2025	$1,200	$2,000
2.493% Notes due February 15, 2027	900	1,250
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total Long-term notes	8,350	9,500
Other debt (including project financing obligations and finance leases)	275	267
Discounts and debt issuance costs	(64)	(71)
Total debt	8,561	9,696
Less: current portion of long-term debt	256	183
Long-term debt, net of current portion	$8,305	$9,513

Revolving Credit Facility
On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of March 31, 2022. As of March 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program
The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of March 31, 2022, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements
The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $14 million and $46 million of debt during the three months ended March 31, 2022 and 2021, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2022 and 2021 were $8 million and $53 million, respectively.

Debt Covenants
The Revolving Credit Facility and the indenture for the Long-term notes contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2022, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

Tender Offers
On March 15, 2022, the Company commenced tender offers to purchase up to $1.15 billion ("Aggregate Tender Cap") aggregate principal of the Company's 2.242% Notes due 2025 and 2.493% Notes due 2027 (together, the "Senior Notes"). The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, the Company elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion, which included $800 million of Notes due 2025 and $350 million of Notes due 2027. Upon settlement, the Company recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs within Interest (expense) income, net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2022
Derivative assets (1)	$19	$—	$19	$—
Derivative liabilities (2)	$(9)	$—	$(9)	$—

December 31, 2021
Derivative assets (1)	$8	$—	$8	$—
Derivative liabilities (2)	$(35)	$—	$(35)	$—
(1) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's Long-term notes that are not recorded at fair value in the Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Long-term Notes (1)	$8,350	$7,812	$9,500	$9,842
(1) Excludes debt discount and issuance costs.

The fair value of the Company's Long-term debt is measured based on observable market inputs which are considered Level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term nature of these accounts and would be classified as Level 1 in the fair value hierarchy. The Company's financing leases and project financing obligations, included in Long-term debt and Current portion of long-term debt on the accompanying Unaudited Condensed Consolidated Balance Sheet, approximate fair value and are classified as Level 3 in the fair value hierarchy.

NOTE 7: EMPLOYEE BENEFIT PLANS
The Company sponsors both funded and unfunded domestic and international defined benefit pension and defined contribution plans. In addition, the Company contributes to various domestic and international multi-employer pension plans.

Contributions to the plans were as follows:

	For the Three Months Ended March 31,
(In millions)	2022 (1)	2021
Defined benefit plans	$4	$24
Defined contribution plans	$38	$37
Multi-employer pension plans	$3	$5
(1) See Note 16 - Divestitures for additional information.

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	For the Three Months Ended March 31,
(In millions)	2022 (1)	2021
Service cost	$5	$7
Interest cost	4	9
Expected return on plan assets	(7)	(36)
Amortization of prior service credit	1	1
Recognized actuarial net (gain) loss	2	8
Net periodic pension expense (benefit)	$5	$(11)
(1) See Note 16 - Divestitures for additional information.

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

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold, Selling, general and administrative and Research and development in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Stock-based compensation cost by award type was as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Equity compensation costs - equity settled	$21	$19
Equity compensation costs - cash settled (1)	(6)	4
Total stock-based compensation expense	$15	$23
(1) The cash settled awards are classified as liability awards and are measured at fair value at each balance sheet date.

NOTE 9: PRODUCT WARRANTIES
In the ordinary course of business, the Company provides standard warranty coverage on its products. Provisions for these amounts are established at the time of sale and estimated primarily based on product warranty terms and historical claims experience. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Provisions for these amounts are established when they are known and estimable. The Company assesses the adequacy of its initial provisions and will make adjustments as necessary based on known or anticipated claims or as new information becomes available that suggests it is probable that future costs will be different than estimated amounts. Amounts associated with these provisions are classified on the accompanying Unaudited Condensed Consolidated Balance Sheet as Accrued liabilities or Other long-term liabilities based on their anticipated settlement date.

The changes in the carrying amount of warranty related provisions are as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Balance as of January 1,	$524	$514
Warranties, performance guarantees issued and changes in estimated liability	45	39
Settlements made	(43)	(38)
Other	—	(1)
Balance as of March 31,	$526	$514

NOTE 10: EQUITY
The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2022 and December 31, 2021, 874,460,201 and 873,064,219 shares of common stock were issued, respectively, which includes 26,043,023 and 10,375,654 shares of treasury stock, respectively.

Share Repurchase Program
On July 27, 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.1 billion of the Company's outstanding common stock. The Company may repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions and subject to compliance with the Company's obligations under certain tax agreements. The Company records repurchases under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock as a reduction to equity.

On December 14, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") to repurchase $500 million of its common stock pursuant to the Company's existing share repurchase program. In accordance with the ASR Agreement, the Company received initial delivery of 7.6 million shares on January 4, 2022, representing approximately 80% of the expected share repurchases. The final number of shares under the ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the ASR Agreement. Upon final settlement, the Company received an additional 2.7 million shares on February 8, 2022 and recognized $500 million in Treasury stock as a reduction in equity.

During the three months ended March 31, 2022, the Company repurchased 15,667,369 shares of common stock, which included shares repurchased under the ASR Agreement. The total aggregate purchase price was $741 million. During the three months ended March 31, 2021, the Company repurchased 976,374 shares of common stock for an aggregate purchase price of $38 million.

Accumulated Other Comprehensive Income (Loss)
A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
Other comprehensive income (loss) before reclassifications, net	(61)	(4)	(65)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Divestitures, net	(574)	329	(245)
Balance as of March 31, 2022	$(1,140)	$(157)	$(1,297)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(121)	—	(121)
Amounts reclassified, pre-tax	—	9	9
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of March 31, 2021	$(312)	$(547)	$(859)

NOTE 11: REVENUE RECOGNITION
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

Sales disaggregated by product and service are as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Sales Type
Product	$2,639	$2,147
Service	331	339
HVAC sales	2,970	2,486

Product	867	892
Service	109	113
Refrigeration sales	976	1,005

Product	771	919
Service	47	385
Fire & Security sales	818	1,304

Total segment sales	4,764	4,795
Eliminations and other	(110)	(96)
Net sales	$4,654	$4,699

Contract Balances
Total contract assets and contract liabilities consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Contract assets, current	$655	$503
Contract assets, non-current (included within Other assets)	15	70
Total contract assets	670	573

Contract liabilities, current	(426)	(415)
Contract liabilities, non-current (included within Other long-term liabilities)	(169)	(165)
Total contract liabilities	(595)	(580)
Net contract assets	$75	$(7)

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities. Contract assets relate to the conditional right to consideration for any completed performance under a contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Contract liabilities relate to payments received in advance of performance under a contract or when the Company has a right to consideration that is conditioned upon transfer of a good or service to a customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract.

The Company recognized revenue of $157 million during the three months ended March 31, 2022 that related to contract liabilities as of January 1, 2022. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
HVAC	$4	$4
Refrigeration	—	2
Fire & Security	6	11
Total Segment	10	17
General corporate expenses	—	1
Total restructuring costs	$10	$18

Cost of sales	$2	$5
Selling, general and administrative	8	13
Total restructuring costs	$10	$18

The following table summarizes the reserve and charges relating to the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Balance as of January 1,	$54	$49
Net pre-tax restructuring costs	10	18
Utilization, foreign exchange and other	(21)	(18)
Balance as of March 31,	$43	$49

During the three months ended March 31, 2022 and 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of March 31, 2022, the Company had $43 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES
The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 17.8% for the three months ended March 31, 2022 compared with 21.0% for the three months ended March 31, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on the Chubb gain compared with the Company's U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and expected to be utilized in the current year. The three months ended March 31, 2021 included a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The U.S. Internal Revenue Service ("IRS") is currently auditing UTC's tax years 2017 and 2018. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of between $10 million and $65 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Net income attributable to common shareowners	$1,379	$384

Basic weighted-average number of shares outstanding	853.3	869.3
Stock awards and equity units (share equivalent)	20.8	20.5
Diluted weighted-average number of shares outstanding	874.1	889.8

Antidilutive shares excluded from computation of diluted earnings per share	3.2	3.3

Earnings Per Share
Basic	$1.62	$0.44
Diluted	$1.58	$0.43

NOTE 15: ACQUISITIONS
During the three months ended March 31, 2022 and 2021, the Company acquired consolidated businesses and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $9 million and $6 million, respectively, and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805,

Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired during the three months ended March 31, 2022 and 2021 was recognized as goodwill and totaled $4 million and $5 million, respectively.

Toshiba Carrier Corporation Acquisition Agreement
On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership stake in Toshiba Carrier Corporation (“TCC”) for approximately $900 million. TCC, a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition will include all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The transaction is expected to close by the end of the third quarter of 2022, subject to customary closing conditions, including regulatory approvals. Upon closing, Toshiba Corporation will retain a 5% ownership interest in TCC.

NOTE 16: DIVESTITURES
Sale of Chubb Fire & Security Business
On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, reported within the Company’s Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments as provided in the sale agreement.

The following table summarizes Chubb's assets and liabilities classified as held for sale:

(In millions)	December 31, 2021
Cash and cash equivalents	$60
Accounts receivable, net	445
Inventories, net	73
Contract assets, current	184
Other assets, current	27
Fixed assets, net	67
Intangible assets, net	545
Goodwill	940
Operating lease right-of-use assets	193
Pension and post-retirement assets	614
Other assets	20
Total assets disposed	$3,168

Accounts payable	$(190)
Accrued liabilities	(248)
Contract liabilities, current	(162)
Future pension and post-retirement obligations	(69)
Future income tax obligations	(273)
Operating lease liabilities	(175)
Other long-term liabilities	(17)
Total liabilities disposed	$(1,134)

NOTE 17: SEGMENT FINANCIAL DATA
The Company conducts its operations through three reportable operating segments: HVAC, Refrigeration and Fire & Security. In accordance with ASC 280 - Segment Reporting, the Company's segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company's Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

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

The customers of Carrier are in both the public and private sectors and the Company's businesses reflect extensive geographic diversification. Inter-company sales between segments are immaterial.

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In millions)	2022	2021	2022	2021
HVAC	$2,970	$2,486	$470	$365
Refrigeration	976	1,005	107	127
Fire & Security	818	1,304	1,218	150
Total segment	4,764	4,795	1,795	642
Eliminations and other	(110)	(96)	(24)	(40)
General corporate expenses	—	—	(34)	(31)
Total Consolidated	$4,654	$4,699	$1,737	$571

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(In millions)	2022	2021
United States	$2,784	$2,353
International:
Europe	1,045	1,398
Asia Pacific	652	742
Other	173	206
Net sales	$4,654	$4,699

NOTE 18: RELATED PARTIES
Equity Method Investments
The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Sales to equity method investees included in Product sales	$624	$468
Purchases from equity method investees included in Cost of products sold	$110	$75

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2022	December 31, 2021
Receivables from equity method investees included in Accounts receivable, net	$228	$150
Payables to equity method investees included in Accounts payable	$49	$51

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental and legal matters (including asbestos). In accordance with ASC 450, Contingencies, the Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the Company's competitive position, results of operations, cash flows or financial condition.

Environmental Matters
The Company’s operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to individual sites, including technology required to remediate, current laws and regulations and prior remediation experience.

The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2022	December 31, 2021
Environmental reserves included in Accrued liabilities	$29	$29
Environmental reserves included in Other long-term liabilities	189	191
Total Environmental reserves	$218	$220

For sites with multiple responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of other parties to fulfill their obligations in establishing a provision for these costs. Accrued environmental liabilities are not reduced by potential insurance reimbursements and are undiscounted.

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

The Company had asbestos liabilities and related insurance recoveries as follows:

(In millions)	March 31, 2022	December 31, 2021
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	219	220
Total Asbestos liabilities	$236	$237

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	92	93
Total Asbestos-related recoveries	$97	$98

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that the Company believes are reasonable and are made with input from outside actuarial experts. These amounts are undiscounted and exclude the Company’s legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has recorded insurance recovery receivables for probable asbestos-related recoveries.

UTC Equity Awards Conversion Litigation
On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 ("the Amended Complaint"). The Amended Complaint, now with Raytheon, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. Carrier believes that the claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint on October 13, 2021. The motion was fully briefed as of December 3, 2021. The court has not scheduled arguments or decided the motion.

Aqueous Film Forming Foam Litigation
As of March 31, 2022, the Company has been named as a defendant in more than 2,200 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company has also been named as a defendant in more than 160 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires primarily at military bases and airports. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC first entered the AFFF business with the acquisition of National Foam and Angus Fire in 2005 as part of the acquisition of Kidde. In 2013, Kidde divested the National Foam and Angus Fire businesses to a third party. The Company acquired Kidde as part of its separation from UTC in April 2020. During the eight-year period of its operation by Kidde, National Foam manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania

("Pennsylvania Site"). During the same period, Angus Fire manufactured AFFF for sale outside the United States at a single facility located in Bentham, England.

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

General liability discovery in the MDL Proceedings continues. Preliminary stage discovery in ten "bellwether" water provider cases was concluded and three of these cases were selected for tier two site-specific discovery. That discovery is ongoing. The MDL Court previously established a briefing schedule with respect to certain aspects of the government contractor defense, potentially applicable to AFFF sold to or used by the U.S. government or other customers requiring product manufactured to meet military specification, with briefing to conclude at the end of January 2022 with a hearing to follow in late March. In late March the MDL Court postponed the planned hearing and called for briefing on additional elements of the government contractor defense. Briefing will continue through July 1, 2022.

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

The Company believes that it has meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Based on the 2013 agreement for the sale of National Foam and Angus Fire, the Company is pursuing indemnification against these claims from the purchaser and current owner of National Foam and Angus Fire. The Company also is pursuing insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate the damages, if any, to be allocated to the Company, if one or more plaintiffs were to prevail in these cases. There can be no assurance that any such future exposure will not be material in any period.

Income Taxes
Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $417 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Other Long-Term Liabilities as of March 31, 2022. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $34 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three months ended March 31, 2022 and 2021, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 28, 2022, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary
Carrier is a leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. Our portfolio includes industry-leading brands such as Carrier, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Recent Developments

Russia's Invasion of Ukraine
In February 2022, Russian forces launched a military action against Ukraine. As a result, the European Union, United States, the United Kingdom and other countries have imposed sanctions that have increased global economic and political uncertainty. We operate in Russia through a Russia-based subsidiary and a joint venture which represent less than 1% of our total assets and revenue. On March 10, 2022, we announced that we were suspending business operations in Russia. We will honor existing contractual obligations, where possible, in a manner that fully complies with all sanctions and trade controls that have been imposed, but we will not pursue new business opportunities. While neither Russia nor Ukraine constitute a material portion of our business, the conflict could lead to disruption, instability and volatility in global markets and industries that could negatively impact our results of operations. We continue to monitor the evolving impacts of this conflict and its effect on the global economy and geopolitical landscape.

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

Sale of Chubb Fire & Security Business
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, reported within our Fire & Security segment, delivers essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. We recognized a gain on the sale of $1.1 billion which is subject to working capital and other adjustments as provided in the sale agreement.

Impact of the COVID-19 Pandemic
In early 2020, the World Health Organization declared the outbreak of a respiratory disease known as COVID-19 as a global pandemic. In response, many countries implemented containment and mitigation measures to combat the outbreak, which severely restricted the level of economic activity and caused a significant contraction in the global economy. As a result, we took several preemptive actions to manage liquidity, preserve the health and safety of our employees and customers as well as maintain the continuity of our operations. The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period, which can have a significant effect on reported amounts. However, due to significant uncertainty surrounding the pandemic, including a resurgence in cases and the spread of COVID-19 variants, management's judgments could change. While our results of operations, cash flows and financial condition could be negatively impacted, the extent of any continuing impact cannot be estimated with certainty at this time.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
As a result of the Chubb Sale, we do not beneficially own any shares of Chubb common stock and no longer consolidate Chubb in our financial statements as of January 3, 2022. Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations only includes the financial results of Chubb in periods prior to the date of sale. As a result, prior period results may not be comparable to the current period. See Note 16 - Divestitures in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

The following represents our consolidated net sales and operating results:

	For the Three Months Ended March 31,
(In millions)	2022	2021	Period Change	% Change
Net sales	$4,654	$4,699	$(45)	(1)%
Cost of products and services sold	(3,361)	(3,305)	(56)	2%
Gross margin	1,293	1,394	(101)	(7)%
Operating expenses	444	(823)	1,267	(154)%
Operating profit	1,737	571	1,166	204%
Non-operating income (expenses), net	(49)	(75)	26	(35)%
Income from operations before income taxes	1,688	496	1,192	240%
Income tax expense	(301)	(104)	(197)	189%
Net income from operations	1,387	392	995	254%
Less: Non-controlling interest in subsidiaries' earnings from operations	8	8	—	—%
Net income attributable to common shareowners	$1,379	$384	$995	259%

Net Sales
For the three months ended March 31, 2022, Net sales were $4.7 billion, a 1% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

For the Three Months Ended March 31, 2022
Organic	10%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(10)%
Total % change	(1)%

We continue to benefit from strong demand for energy-efficient, digitalized products and healthy building solutions. During the three months ended March 31, 2022, pricing improvements and higher volumes increased organic sales by 10% compared with the same period of 2021. The organic increase was primarily driven by our HVAC segment with continued strong demand in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistic constraints continue to be challenging. Refrigeration results were flat as certain supply chain and logistic constraints impacted sales. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin
For the three months ended March 31, 2022, gross margin was $1.3 billion, a 7% decrease compared with the same period of 2021. The components were as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net sales	$4,654	$4,699
Cost of products and services sold	(3,361)	(3,305)
Gross margin	$1,293	$1,394
Percentage of net sales	27.8%	29.7%

The decrease in gross margin was primarily driven by the Chubb Sale which contributed $170 million of gross margin during the three months ended March 31, 2021. In addition, each of our segments continued to be impacted by the rising cost for commodities and components used in our products, certain supply chain constraints and higher freight costs. These impacts were offset by strong demand, price improvements and our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales decreased by 190 basis points compared with the same period of 2021, which included a 20 basis point impact on gross margin as a percentage of Net sales due to the Chubb Sale.

Operating Expenses
For the three months ended March 31, 2022, operating expenses, including Equity method investment net earnings, were $444 million, a 154% decrease compared with the same period of 2021. The components were as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Selling, general and administrative	$(601)	$(743)
Research and development	(125)	(121)
Equity method investment net earnings	58	38
Other income (expense), net	1,112	3
Total operating expenses	$444	$(823)
Percentage of net sales	(9.5)%	17.5%

For the three months ended March 31, 2022, Selling, general and administrative expenses were $601 million, a 19% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. In addition, the three months ended March 31, 2021 included $16 million of costs related to the Separation.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2022, Equity method investment net earnings were $58 million, a 53% increase compared with the same period of 2021. The increase was primarily related to higher earnings in HVAC joint ventures in Asia and North America.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended March 31, 2022, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion.

Non-Operating Income (Expenses), net
For the three months ended March 31, 2022, Non-operating income (expenses), net were $49 million, a 35% increase compared with the same period of 2021. The components were as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Non-service pension (expense) benefit	$(1)	$18

Interest expense	$(87)	$(96)
Interest income	39	3
Interest (expense) income, net	$(48)	$(93)

Non-operating income (expenses), net	$(49)	$(75)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the three months ended March 31, 2022, Interest expense was $87 million, a 9% decrease compared with the same period of 2021. During the three months ended March 31, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income. During the three months ended March 31, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs in Interest expense as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	For the Three Months Ended March 31,
	2022	2021
Effective tax rate	17.8%	21.0%

The Company accounts for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 17.8% for the three months ended March 31, 2022 compared with 21.0% for the three months ended March 31, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on the Chubb gain compared with our U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and expected to be utilized in the current year. The three months ended March 31, 2021 included a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

SEGMENT REVIEW
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$2,970	$2,486	$470	$365	15.8%	14.7%
Refrigeration	976	1,005	107	127	11.0%	12.6%
Fire & Security	818	1,304	1,218	150	148.9%	11.5%
Total segment	$4,764	$4,795	$1,795	$642	37.7%	13.4%

HVAC Segment
For the three months ended March 31, 2022, Net sales in our HVAC segment were $3.0 billion, a 19% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	18%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	3%
Total % change in Net sales	19%

The organic increase in Net sales of 18% was driven by strong results across each of the segment's businesses compared with the prior year. Increased sales in our North America residential and light commercial business (26%) were driven by pricing improvements and strong end-market demand. Increased sales in our Commercial HVAC business (9%) benefited from pricing improvements and ongoing customer demand as our end-markets continue to improve from the COVID-19 pandemic. The business saw growth in each region, although sales in China were tempered by additional restrictions as a result of a resurgence of COVID-19 cases. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

On June 1, 2021, the Commercial HVAC business acquired a 70% controlling stake in Guangdong Giwee Group and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership interest on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee has been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 2% to Net sales during the three months ended March 31, 2022.

For the three months ended March 31, 2022, Operating profit in our HVAC segment was $470 million, a 29% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	30%
Acquisitions and divestitures, net	(1)%
Total % change in Operating profit	29%

The operational profit increase of 30% was primarily attributable to pricing improvements and higher sales volumes compared with the prior year. Higher earnings from equity method investments in North America and Asia also benefited operational profit. These amounts were partially offset by higher costs for commodities and components used in our products and higher freight and logistic costs. In addition, higher selling, general and administrative costs further impacted operating profit.

Refrigeration Segment
For the three months ended March 31, 2022, Net sales in our Refrigeration segment were $976 million, a 3% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	1%
Foreign currency translation	(4)%
Total % change in Net sales	(3)%

Organic sales increased 1% during the three months ended March 31, 2022 compared with the prior year. Commercial refrigeration sales increased (5%) primarily due to pricing improvements and strong demand. These amounts were partially offset by continued supply chain constraints. Transport refrigeration sales decreased (1%) compared with the prior year. The three months ended March 31, 2021 reflected a significant rebound in demand associated with the cyclical decline that began in late 2019 as well as the demand for global transportation and COVID-19 vaccine-related cargo monitoring. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the three months ended March 31, 2022, Operating profit in our Refrigeration segment was $107 million, a 16% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	(10)%
Foreign currency translation	(4)%
Restructuring	2%
Other	(4)%
Total % change in Operating profit	(16)%

The decrease in operational profit of 10% was primarily attributable to higher costs for commodities and components used in our products and higher freight and logistic costs compared with the prior year. These amounts were partially offset by pricing improvements and favorable productivity initiatives that benefited factory costs. Higher selling costs and research and development activities further impacted operational profit as the segment had incremental investments in expanding its sales force and product development.

Fire & Security Segment
For the three months ended March 31, 2022, Net sales in our Fire & Security segment were $818 million, a 37% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(40)%
Total % change in Net sales	(37)%

The organic increase in Net sales of 4% was primarily driven by pricing improvements and continued strong demand across our businesses. The segment primarily saw growth in Europe and the Americas as sales in Asia were tempered by additional restrictions as a result of a resurgence of COVID-19 cases. While current demand remains strong, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations.

Acquisitions and divestitures, net primarily relates to the Chubb Sale completed on January 3, 2022. During the three months ended March 31, 2021, Net sales in our Fire & Security segment were $1.3 billion, which included $548 million from our Chubb business. Absent the results of Chubb, Net sales increased 8% from $755 million to $818 million.

For the three months ended March 31, 2022, Operating profit in our Fire & Security segment was $1.2 billion, a 712% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	(7)%
Acquisitions and divestitures, net	(25)%
Restructuring	3%
Other	741%
Total % change in Operating profit	712%

The decrease in operational profit of 7% was primarily attributable to higher costs for commodities and components used in our products and higher freight and logistics costs. In addition, unfavorable mix further impacted results compared with the prior year. These amounts were partially offset by pricing improvements.
Amounts reported in Other represent the net gain on the Chubb Sale of $1.1 billion completed on January 3, 2022. The gain was partially offset by transaction costs associated with this divestiture.

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

As of March 31, 2022, we had cash and cash equivalents of $3.6 billion, of which approximately 23% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2022 and December 31, 2021, the amount of such restricted cash was approximately $18 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. The Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of March 31, 2022. As of March 31, 2022, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The Revolving Credit Facility and the indentures for the Long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2022, we were in compliance with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of March 31, 2022:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Stable
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to stable from negative on May 14, 2021.

The following table contains several key measures of our financial condition and liquidity:

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$3,604	$2,987
Total debt	$8,561	$9,696
Total equity	$7,430	$7,094

Net debt (total debt less cash and cash equivalents)	$4,957	$6,709
Total capitalization (total debt plus total equity)	$15,991	$16,790
Net capitalization (total debt plus total equity less cash and cash equivalents)	$12,387	$13,803
Total debt to total capitalization	54%	58%
Net debt to net capitalization	40%	49%

Borrowings and Lines of Credit
Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to Long-term Notes are expected to approximate $247 million per year, reflecting an approximate weighted-average interest rate of 2.95%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

On March 15, 2022, we commenced tender offers to repurchase up to $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, we elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion and included $800 million of Notes due 2025 and $350 million of Notes due 2027. Upon settlement, we recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs.

Acquisitions and Divestitures
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion, subject to customary working capital and other adjustments. Consistent with our capital allocation strategy, the net proceeds will be used to fund investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes.

During the three months ended March 31, 2022, we acquired consolidated businesses and minority-owned businesses. The aggregate cash paid for acquisitions, net of cash acquired, totaled $9 million and was funded through cash on hand. See Note 15 – Acquisitions for additional information.

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership stake in TCC for approximately $900 million. The transaction is expected to close by the end of the third quarter of 2022, subject to customary closing conditions, including regulatory approvals. Upon closing, Toshiba Corporation will retain a 5% ownership interest in TCC. The acquisition is expected to be funded through a combination of cash on hand and a $400 million Yen denominated term loan.

Share Repurchase Program
On July 27, 2021, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. The share repurchase program allows us to repurchase shares from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with certain tax obligations.

On December 14, 2021, we entered into the ASR Agreement to repurchase $500 million of our common stock pursuant to our existing share repurchase program. In accordance with the ASR Agreement, we received initial delivery of 7.6 million shares on January 4, 2022, representing approximately 80% of the expected share repurchases. The final number of shares under the ASR Agreement was based on the daily average of the volume-weighted average share price of our common stock over the term of the ASR Agreement. Upon final settlement, we received an additional 2.7 million shares on February 8, 2022 and recognized $500 million in Treasury stock as a reduction in equity.

During the three months ended March 31, 2022, we repurchased 15.7 million shares of our common stock which included shares repurchased under the ASR Agreement. The total aggregate purchase price was $741 million. Shares repurchased are held in Treasury stock in the Unaudited Condensed Consolidated Balance Sheet.

Dividends
We paid dividends on common stock during the three months ended March 31, 2022, totaling $129 million. On April 14, 2022, the Board of Directors declared a dividend of $0.15 per share of common stock payable on May 19, 2022 to shareowners of record at the close of business on April 29, 2022.

Discussion of Cash Flows

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$(202)	$184
Investing activities	2,820	(49)
Financing activities	(2,020)	(643)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$597	$(517)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by higher working capital balances during the current period. Continued strong demand and an increase of safety stock due to supply chain constraints led to higher inventory balances. In addition, higher accounts receivable balances due to increased sales more than offset higher accounts payable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2022, net cash provided by investing activities was $2.8 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of several businesses and minority-owned businesses, which totaled $9 million, net of cash acquired and $56 million of capital expenditures. During the three months ended March 31, 2021, net cash provided by investing activities was $49 million. The primary driver of the outflow related to capital expenditures of $53 million. This amount was partially offset by the settlement of derivative contracts of $8 million.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the three months ended March 31, 2022, net cash used in financing activities was $2.0 billion. The primary driver of the outflow related to the settlement of our tender offers for $1.15 billion. In addition, we paid $129 million in dividends to our common shareowners and paid $734 million to repurchase shares of our common stock. During the three months ended March 31, 2021, net cash used in financing activities was $643 million. The primary driver of the outflow related to the redemption of Long-term notes of $500 million. In addition, we paid $104 million in dividends to our common shareowners and paid $36 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2022. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2021 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described above under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below Part II, Item 1A. Risk Factors and other risks and uncertainties listed from time to time in our filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 19 – Commitments and Contingent Liabilities in the Notes to the "Unaudited Condensed Consolidated Financial Statements" for information regarding legal proceedings.

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2021 Form 10-K.

Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2021 Form 10-K.

We may be affected by global economic, capital market and geopolitical conditions, and conditions in the construction, transportation and infrastructure industries in particular.

Our business, operating results, cash flows and financial condition may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues (including COVID-19 and its effects), natural disasters, commodity prices, energy costs, interest rates, inflation, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), military conflicts, acts of terrorism, regulatory changes, actual or anticipated defaults on sovereign debt and other challenges that could affect the global economy.

These economic and political conditions affect our business in a number of ways. In March 2022, we suspended business operations in Russia by ceasing to pursue new business opportunities while continuing to fulfill existing contracts for equipment, service and parts, where possible, in a manner that fully complies with applicable sanctions and trade controls. Our sales, operations and supply chain in Russia and Ukraine are not material to Carrier. However, the military conflict between the two countries and attendant geopolitical environment may continue to negatively impact the global economy and major financial markets, and may result in additional increases in commodity prices and supply-chain disruptions, including shortages of materials, higher costs for fuel and freight and increased transportation delays. In addition, the extent to which COVID-19 will continue to impact the global economy remains uncertain. This military conflict and COVID-19 and the potential for an increase of their impact on global or regional economies, and the perception that such events may occur, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Furthermore, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Additionally, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or additional sanctions or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

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
The following table provides information about our purchases during the three months ended March 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2022
January 1 - January 31	7,616	$48.52	7,616	$1,201.6
February 1 - February 28	5,067	$46.70	5,067	$964.9
March 1 - March 31	2,984	$45.00	2,984	$830.6
Total	15,667	$47.26	15,667

(1) Excludes broker commissions.

On July 27, 2021, our Board of Directors authorized a $2.1 billion stock repurchase program. This program allows us to repurchase shares from time to time, subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with certain tax obligations.

On December 14, 2021, we entered into the ASR Agreement to repurchase $500 million of our common stock pursuant to our existing share repurchase program. In accordance with the ASR Agreement, we received initial delivery of 7.6 million shares on January 4, 2022, representing approximately 80% of the expected share repurchases. Upon final settlement, we received an additional 2.7 million shares on February 8, 2022.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2022)*
10.2	Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022)*
10.3	Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022)*
10.4	Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022)*
10.5	Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022)*
10.6	Form of Award Agreement for 2022 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*
10.7	Letter Agreement, dated July 12, 2021, by and between Carrier Corporation and Timothy N. White*
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20220331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20220331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20220331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20220331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20220331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20220331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, (iv) Condensed Consolidated Statement of Cash

Flows for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	April 28, 2022	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 28, 2022	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)