Form 10-Q
period 2022-06-30
CARRIER GLOBAL Corp
filed 2022-07-28
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2022, there were 841,583,456 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net sales
Product sales	$4,662	$4,584	$8,832	$8,448
Service sales	549	856	1,033	1,691
Total Net sales	5,211	5,440	9,865	10,139
Costs and expenses
Cost of products sold	(3,363)	(3,235)	(6,361)	(5,959)
Cost of services sold	(401)	(586)	(764)	(1,167)
Research and development	(122)	(125)	(247)	(246)
Selling, general and administrative	(614)	(813)	(1,215)	(1,556)
Total Costs and expenses	(4,500)	(4,759)	(8,587)	(8,928)
Equity method investment net earnings	101	87	159	125
Other income (expense), net	7	15	1,119	18
Operating profit	819	783	2,556	1,354
Non-service pension (expense) benefit	(1)	19	(2)	37
Interest (expense) income, net	(61)	(71)	(109)	(164)
Income from operations before income taxes	757	731	2,445	1,227
Income tax (expense) benefit	(170)	(234)	(471)	(338)
Net income from operations	587	497	1,974	889
Less: Non-controlling interest in subsidiaries' earnings from operations	14	10	22	18
Net income attributable to common shareowners	$573	$487	$1,952	$871

Earnings per share
Basic	$0.68	$0.56	$2.30	$1.00
Diluted	$0.67	$0.55	$2.25	$0.98

Weighted-average number of shares outstanding
Basic	845.7	868.7	849.5	869.0
Diluted	862.7	890.9	868.4	890.4
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income from operations	$587	$497	$1,974	$889
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(489)	59	(550)	(62)
Pension and post-retirement benefit plan adjustments	2	6	—	13
Chubb divestiture	—	—	(245)	—
Other comprehensive income (loss), net of tax	(487)	65	(795)	(49)
Comprehensive income (loss)	100	562	1,179	840
Less: Comprehensive income (loss) attributable to non-controlling interest	5	10	13	18
Comprehensive income (loss) attributable to common shareowners	$95	$552	$1,166	$822
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,017	$2,987
Accounts receivable, net	2,823	2,403
Contract assets, current	712	503
Inventories, net	2,350	1,970
Assets held for sale	—	3,168
Other assets, current	374	376
Total current assets	9,276	11,407
Future income tax benefits	566	563
Fixed assets, net	1,805	1,826
Operating lease right-of-use assets	595	640
Intangible assets, net	458	509
Goodwill	9,067	9,349
Pension and post-retirement assets	31	43
Equity method investments	1,671	1,593
Other assets	193	242
Total Assets	$23,662	$26,172

Liabilities and Equity
Accounts payable	$2,403	$2,334
Accrued liabilities	2,430	2,561
Contract liabilities, current	444	415
Liabilities held for sale	—	1,134
Current portion of long-term debt	269	183
Total current liabilities	5,546	6,627
Long-term debt	8,298	9,513
Future pension and post-retirement obligations	366	380
Future income tax obligations	335	354
Operating lease liabilities	490	527
Other long-term liabilities	1,635	1,677
Total Liabilities	16,670	19,078
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,543)	(529)
Additional paid-in capital	5,441	5,411
Retained earnings	4,564	2,865
Accumulated other comprehensive loss	(1,775)	(989)
Non-controlling interest	296	327
Total Equity	6,992	7,094
Total Liabilities and Equity	$23,662	$26,172
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	1,379	8	1,387
Other comprehensive income (loss), net of tax	(308)	—	—	—	—	—	(308)
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(741)	—	—	—	(741)
Balance as of March 31, 2022	$(1,297)	$9	$(1,270)	$5,415	$4,244	$329	$7,430
Net income	—	—	—	—	573	14	587
Other comprehensive income (loss), net of tax	(478)	—	—	—	—	(9)	(487)
Dividends declared on common stock (1)	—	—	—	—	(253)	—	(253)
Conversion of cash settled awards	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(38)	(38)
Treasury stock repurchase	—	—	(273)	—	—	—	(273)
Balance as of June 30, 2022	$(1,775)	$9	$(1,543)	$5,441	$4,564	$296	$6,992

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818
Net income	—	—	—	—	487	10	497
Other comprehensive income (loss), net of tax	65	—	—	—	—	—	65
Dividends declared on common stock (2)	—	—	—	—	(209)	—	(209)
Shares issued under incentive plans, net	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(21)	(21)
Acquisition of non-controlling interest	—	—	—	—	—	46	46
Treasury stock repurchase	—	—	(92)	—	—	—	(92)
Balance as of June 30, 2021	$(794)	$9	$(130)	$5,366	$2,305	$364	$7,120

(1) Cash dividends declared were $0.30 per share for the three months ended June 30, 2022.
(2) Cash dividends declared were $0.24 per share for the three months ended June 30, 2021

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2022	2021
Operating Activities
Net income from operations	$1,974	$889
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	155	168
Deferred income tax provision	(17)	33
Stock-based compensation costs	41	40
Equity method investment net earnings	(159)	(125)
(Gain) loss on extinguishment of debt	(36)	—
(Gain) loss on sale of investments	(1,119)	—
Changes in operating assets and liabilities
Accounts receivable, net	(483)	(288)
Contract assets, current	(224)	(41)
Inventories, net	(435)	(210)
Other assets, current	(37)	(27)
Accounts payable and accrued liabilities	79	368
Contract liabilities, current	42	42
Defined benefit plan contributions	(6)	(27)
Distributions from equity method investments	15	42
Other operating activities, net	40	(119)
Net cash flows provided by (used in) operating activities	(170)	745

Investing Activities
Capital expenditures	(122)	(132)
Investment in businesses, net of cash acquired	(38)	(167)
Dispositions of businesses	2,944	1
Settlement of derivative contracts, net	(123)	(6)
Other investing activities, net	(16)	3
Net cash flows provided by (used in) investing activities	2,645	(301)

Financing Activities
Increase (decrease) in short-term borrowings, net	(22)	(13)
Issuance of long-term debt	21	74
Repayment of long-term debt	(1,127)	(605)
Repurchases of common stock	(1,014)	(130)
Dividends paid on common stock	(257)	(209)
Dividends paid to non-controlling interest	(22)	(30)
Other financing activities, net	(13)	15
Net cash flows provided by (used in) financing activities	(2,434)	(898)
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(2)
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(456)
Cash, cash equivalents and restricted cash, beginning of period	3,025	3,120
Cash, cash equivalents and restricted cash, end of period	3,025	2,664
Less: restricted cash	8	34
Cash and cash equivalents, end of period	$3,017	$2,630
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS
Carrier Global Corporation is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. The Company's portfolio includes industry-leading brands such as Carrier, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

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

Separation from United Technologies
On April 3, 2020, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. The Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations and totaled $3 million and $19 million for the three and six months ended June 30, 2021, respectively.

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

Inventories, net consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$701	$559
Work-in-process	243	197
Finished goods	1,406	1,214
Inventories, net	$2,350	$1,970

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $151 million and $154 million as of June 30, 2022 and December 31, 2021, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2021	$5,658	$1,228	$2,463	$9,349
Goodwill resulting from business combinations (1)	15	—	1	16
Foreign currency translation	(162)	(39)	(97)	(298)
Balance as of June 30, 2022	$5,511	$1,189	$2,367	$9,067
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

Identifiable intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$919	$(701)	$218	$945	$(699)	$246
Patents and trademarks	224	(180)	44	232	(182)	50
Service portfolios and other	672	(540)	132	688	(539)	149
	1,815	(1,421)	394	1,865	(1,420)	445
Unamortized:
Trademarks and other	64	—	64	64	—	64
Intangible assets, net	$1,879	$(1,421)	$458	$1,929	$(1,420)	$509

Amortization of intangible assets was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Amortization expense of Intangible assets	$20	$25	$41	$49
NOTE 5: BORROWINGS AND LINES OF CREDIT
Long-term debt consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
2.242% Notes due February 15, 2025	$1,200	$2,000
2.493% Notes due February 15, 2027	900	1,250
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term Notes	8,350	9,500
Other debt (including project financing obligations and finance leases)	279	267
Discounts and debt issuance costs	(62)	(71)
Total debt	8,567	9,696
Less: current portion of long-term debt	269	183
Long-term debt, net of current portion	$8,298	$9,513

Revolving Credit Facility
On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of June 30, 2022. As of June 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program
The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2022, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements
The Company is involved in several long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $21 million and $71 million of debt during the six months ended June 30, 2022 and 2021, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2022 and 2021 were $12 million and $83 million, respectively.

Debt Covenants
The Revolving Credit Facility and the indenture for the long-term Notes contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2022, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

Tender Offers
On March 15, 2022, the Company commenced tender offers to purchase up to $1.15 billion ("Aggregate Tender Cap") aggregate principal of the Company's 2.242% Notes due 2025 and 2.493% Notes due 2027 (together, the "Senior Notes"). The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, the Company elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion, which included $800 million of Notes due 2025 and $350 million of Notes due 2027. As a result, the Company recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs within Interest (expense) income, net on the accompanying Unaudited Condensed Consolidated Statement of Operations during the three months ended March 31, 2022.

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

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2022
Derivative assets (1)	$3	$—	$3	$—
Derivative liabilities (2)	$(9)	$—	$(9)	$—

December 31, 2021
Derivative assets (1)	$8	$—	$8	$—
Derivative liabilities (2)	$(35)	$—	$(35)	$—
(1) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$8,350	$7,040	$9,500	$9,842
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

Contributions to the plans were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022 (1)	2021	2022 (1)	2021
Defined benefit plans	$2	$3	$6	$27
Defined contribution plans	$28	$30	$66	$67
Multi-employer pension plans	$3	$7	$6	$12
(1) See Note 16 - Divestitures for additional information.

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022 (1)	2021	2022 (1)	2021
Service cost	$4	$7	$9	$14
Interest cost	4	10	8	19
Expected return on plan assets	(6)	(37)	(13)	(73)
Amortization of prior service credit	—	—	1	1
Recognized actuarial net (gain) loss	3	8	5	16
Net periodic pension expense (benefit)	$5	$(12)	$10	$(23)
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

Stock-based compensation cost by award type was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Equity compensation costs - equity settled	$20	$21	$41	$40
Equity compensation costs - cash settled (1)	(11)	6	(17)	10
Total stock-based compensation expense	$9	$27	$24	$50
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

The changes in the carrying amount of warranty related provisions are as follows:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Balance as of January 1,	$524	$514
Warranties, performance guarantees issued and changes in estimated liability	84	89
Settlements made	(78)	(80)
Other	(5)	—
Balance as of June 30,	$525	$523

NOTE 10: EQUITY
The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2022 and December 31, 2021, 874,951,424 and 873,064,219 shares of common stock were issued, respectively, which includes 33,114,977 and 10,375,654 shares of treasury stock, respectively.

Share Repurchase Program
The Company may repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion in the open market or through one or more other public or private transactions and subject to compliance with the Company's obligations under certain tax agreements. Shares acquired are recognized at cost and presented separately on the balance sheet as a reduction to Equity. In July 2021, the Company's Board of Directors approved a $1.75 billion increase to the Company's existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of the Company's outstanding common stock. During 2021, the Company repurchased 10.4 million shares of common stock for an aggregate purchase price of $529 million.

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

During the six months ended June 30, 2022, the Company repurchased 22.7 million shares of common stock for an aggregate purchase price of $1.0 billion, which includes shares repurchased under the ASR Agreement. As of June 30, 2022, the Company has approximately $557 million remaining under the current authorization.

Accumulated Other Comprehensive Income (Loss)
A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
Other comprehensive income (loss) before reclassifications, net	(61)	(4)	(65)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Divestitures, net	(574)	329	(245)
Balance as of March 31, 2022	$(1,140)	$(157)	$(1,297)
Other comprehensive income (loss) before reclassifications, net	(480)	—	(480)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of June 30, 2022	$(1,620)	$(155)	$(1,775)

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(121)	—	(121)
Amounts reclassified, pre-tax	—	9	9
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of March 31, 2021	$(312)	$(547)	$(859)
Other comprehensive income (loss) before reclassifications, net	59	—	59
Amounts reclassified, pre-tax	—	8	8
Tax expense (benefit) reclassified	—	(2)	(2)
Balance as of June 30, 2021	$(253)	$(541)	$(794)

NOTE 11: REVENUE RECOGNITION
The Company accounts for revenue in accordance with ASC 606: Revenue from Contracts with Customers. Revenue is recognized when control of a good or service promised in a contract (i.e. performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally at the time of shipment. The remaining portion of the Company’s performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment.

Sales disaggregated by product and service are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sales Type
Product	$3,005	$2,757	$5,644	$4,904
Service	383	363	714	702
HVAC sales	3,388	3,120	6,358	5,606

Product	925	915	1,792	1,807
Service	116	106	225	219
Refrigeration sales	1,041	1,021	2,017	2,026

Product	838	1,012	1,609	1,931
Service	49	391	96	776
Fire & Security sales	887	1,403	1,705	2,707

Total segment sales	5,316	5,544	10,080	10,339
Eliminations and other	(105)	(104)	(215)	(200)
Net sales	$5,211	$5,440	$9,865	$10,139

Contract Balances
Total contract assets and contract liabilities consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Contract assets, current	$712	$503
Contract assets, non-current (included within Other assets)	6	70
Total contract assets	718	573

Contract liabilities, current	(444)	(415)
Contract liabilities, non-current (included within Other long-term liabilities)	(169)	(165)
Total contract liabilities	(613)	(580)
Net contract assets	$105	$(7)

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

The Company recognized revenue of $221 million during the six months ended June 30, 2022 that related to contract liabilities as of January 1, 2022. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
HVAC	$2	$7	$6	$11
Refrigeration	6	3	6	5
Fire & Security	3	9	9	20
Total Segment	11	19	21	36
General corporate expenses	2	2	2	3
Total restructuring costs	$13	$21	$23	$39

Cost of sales	$5	$6	$7	$11
Selling, general and administrative	8	15	16	28
Total restructuring costs	$13	$21	$23	$39

The following table summarizes the reserve and charges relating to the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Balance as of January 1,	$54	$49
Net pre-tax restructuring costs	23	39
Utilization, foreign exchange and other	(34)	(40)
Balance as of June 30,	$43	$48

During the six months ended June 30, 2022 and 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of June 30, 2022, the Company had $43 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES
The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 22.5% for the three months ended June 30, 2022 compared with 32.0% for the three months ended June 30, 2021. The year-over-year decrease was primarily driven by a combined tax benefit of $15 million related to re-organizations in Australia, Canada and the United Kingdom recorded during the three months ended June 30, 2022 as well as the absence of a $43 million deferred tax charge recorded during the three months ended June 30, 2021 associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023.

The effective tax rate was 19.3% for the six months ended June 30, 2022 compared with 27.5% for the six months ended June 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on the Chubb gain compared with the Company's U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and expected to be utilized in the current year. The six months ended June 30, 2021 included a $43 million deferred tax charge associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023, partially offset by the recognition of a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $10 million to $65 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to common shareowners	$573	$487	$1,952	$871

Basic weighted-average number of shares outstanding	845.7	868.7	849.5	869.0
Stock awards and equity units (share equivalent)	17.0	22.2	18.9	21.4
Diluted weighted-average number of shares outstanding	862.7	890.9	868.4	890.4

Antidilutive shares excluded from computation of diluted earnings per share	4.5	3.1	2.9	3.1

Earnings Per Share
Basic	$0.68	$0.56	$2.30	$1.00
Diluted	$0.67	$0.55	$2.25	$0.98

NOTE 15: ACQUISITIONS
During the six months ended June 30, 2022, the Company acquired consolidated businesses and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $38 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired during the six months ended June 30, 2022 was recognized as goodwill and totaled $16 million.

Toshiba Carrier Corporation Acquisition Agreement
On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in Toshiba Carrier Corporation (“TCC”) for approximately $900 million. TCC, a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition will include all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The transaction is expected to close in early August, subject to customary closing conditions, including regulatory approvals. Upon closing, Toshiba Corporation will retain a 5% ownership interest in TCC.

NOTE 16: DIVESTITURES
Sale of Chubb Fire & Security Business
On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within the Company’s Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. During the three months ended March 31, 2022, the Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. As of June 30, 2022, APi and the Company are in the process of finalizing these amounts in accordance with the terms of the sale agreement. Upon finalization, any adjustments will be recognized within Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

The Company's customers are in both the public and private sectors and its businesses reflect extensive geographic diversification. Inter-company sales between segments are immaterial.

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In millions)	2022	2021	2022	2021
HVAC	$3,388	$3,120	$585	$573
Refrigeration	1,041	1,021	147	123
Fire & Security	887	1,403	134	148
Total segment	5,316	5,544	866	844
Eliminations and other	(105)	(104)	(16)	(23)
General corporate expenses	—	—	(31)	(38)
Total Consolidated	$5,211	$5,440	$819	$783

	Net Sales		Operating Profit
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
HVAC	$6,358	$5,606	$1,055	$938
Refrigeration	2,017	2,026	254	250
Fire & Security	1,705	2,707	1,352	298
Total segment	10,080	10,339	2,661	1,486
Eliminations and other	(215)	(200)	(40)	(63)
General corporate expenses	—	—	(65)	(69)
Total Consolidated	$9,865	$10,139	$2,556	$1,354

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
United States	$3,171	$2,848	$5,955	$5,201
International:
Europe	1,119	1,459	2,164	2,857
Asia Pacific	713	907	1,365	1,649
Other	208	226	381	432
Net sales	$5,211	$5,440	$9,865	$10,139

NOTE 18: RELATED PARTIES
Equity Method Investments
The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sales to equity method investees included in Product sales	$787	$652	$1,411	$1,120
Purchases from equity method investees included in Cost of products sold	$91	$98	$201	$174

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2022	December 31, 2021
Receivables from equity method investees included in Accounts receivable, net	$315	$150
Payables to equity method investees included in Accounts payable	$57	$51

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2022	December 31, 2021
Environmental reserves included in Accrued liabilities	$29	$29
Environmental reserves included in Other long-term liabilities	187	191
Total Environmental reserves	$216	$220

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

The Company had asbestos liabilities and related insurance recoveries as follows:

(In millions)	June 30, 2022	December 31, 2021
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	215	220
Total Asbestos liabilities	$232	$237

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	92	93
Total Asbestos-related recoveries	$97	$98

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

UTC Equity Awards Conversion Litigation
On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, now with Raytheon, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. Carrier believes that the claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint on October 13, 2021. The motion to dismiss was fully briefed as of December 3, 2021 and the court held oral argument on the motion on July 14, 2022.

Aqueous Film Forming Foam Litigation
As of June 30, 2022, the Company has been named as a defendant in more than 2,400 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company has also been named as a defendant in more than 200 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

General liability discovery in the MDL Proceedings continues. Preliminary stage discovery in ten "bellwether" water provider cases was concluded and three of these cases were selected for tier two site-specific discovery. That discovery is ongoing. The MDL Court previously established a briefing schedule with respect to certain aspects of the government contractor defense, potentially applicable to AFFF sold to or used by the U.S. government or other customers requiring product manufactured to meet military specification, with briefing to conclude at the end of January 2022 with a hearing to follow in late March. In late March, the MDL Court postponed the planned hearing and called for briefing on additional elements of the government contractor defense. Briefing was completed as of July 1, 2022. An oral argument is now scheduled on August 19, 2022.

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

Income Taxes
Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $34 million and $383 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of June 30, 2022, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $34 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

NOTE 20: SUBSEQUENT EVENTS
On July 15, 2022, the Company entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings under the Japanese Term Loan Facility bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, the Japanese Term Loan Facility is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio during its term. The Company expects to designate the Japanese Term Loan Facility as a partial hedge of its investment in certain Yen-functional currency subsidiaries in order to manage foreign currency translation risk. As a result, changes in the fair value of the Japanese Term Loan Facility associated with foreign exchange rate movements will be recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

On July 25, 2022, the Company borrowed JPY 54 billion under the Japanese Term Loan Facility and intends to use the proceeds to fund a portion of the planned acquisition of TCC and to pay related fees and expenses. The Company expects to fund the remaining portion of the Yen denominated purchase price for the planned acquisition of TCC with cash on hand by entering into cross currency swaps with SMBC Capital Markets, Inc. as syndication swap arranger, and certain other financial institutions. The Company expects to designate the cross currency swaps as a partial hedge of its investment in certain Yen-functional currency subsidiaries in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps will be recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

With respect to the Unaudited Condensed Consolidated Financial Statements of Carrier for the three and six months ended June 30, 2022 and 2021, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 28, 2022, appearing below, states that the firm did not audit and does not express an opinion on the Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of June 30, 2022, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 28, 2022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary
Carrier is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions. Our portfolio includes industry-leading brands such as Carrier, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Recent Developments

Russia's Invasion of Ukraine
In February 2022, Russian forces initiated a military action against Ukraine. As a result, the European Union, United States, the United Kingdom and other countries have imposed sanctions that have increased global economic and political uncertainty. We operate in Russia through a Russia-based subsidiary and a joint venture which represents less than 1% of our total assets and revenue. On March 10, 2022, we announced that we were suspending business operations in Russia, honoring existing contractual obligations in a manner that fully complies with all sanctions and trade controls imposed. As of June 30, 2022, we plan to cease all operations in Russia this year. While neither Russia nor Ukraine constitute a material portion of our business, the conflict could lead to disruption, instability and volatility in global markets and industries that could negatively impact our results of operations. We continue to monitor the evolving impacts of this conflict and its effect on the global economy and geopolitical landscape.

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

Sale of Chubb Fire & Security Business
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within our Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. During the three months ended March 31, 2022, we recognized a gain on the sale of $1.1 billion. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. As of June 30, 2022, both parties are in the process of finalizing these amounts in accordance with established timelines.

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

RESULTS OF OPERATIONS

As a result of the Chubb Sale, we do not own any shares of Chubb common stock and no longer consolidate Chubb in our financial statements as of January 3, 2022. Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations only includes the financial results of Chubb in periods prior to the date of sale. As a result, prior period results may not be comparable to the current period. See Note 16 - Divestitures in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The following represents our consolidated net sales and operating results:

	For the Three Months Ended June 30,
(In millions)	2022	2021	Period Change	% Change
Net sales	$5,211	$5,440	$(229)	(4)%
Cost of products and services sold	(3,764)	(3,821)	57	(1)%
Gross margin	1,447	1,619	(172)	(11)%
Operating expenses	(628)	(836)	208	(25)%
Operating profit	819	783	36	5%
Non-operating income (expenses), net	(62)	(52)	(10)	19%
Income from operations before income taxes	757	731	26	4%
Income tax expense	(170)	(234)	64	(27)%
Net income from operations	587	497	90	18%
Less: Non-controlling interest in subsidiaries' earnings from operations	14	10	4	40%
Net income attributable to common shareowners	$573	$487	$86	18%

Net Sales

For the three months ended June 30, 2022, Net sales were $5.2 billion, a 4% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

For the Three Months Ended June 30, 2022
Organic	7%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(8)%
Total % change	(4)%

Organic sales for the three months ended June 30, 2022 increased by 7% compared with the same period of 2021. We continue to benefit from strong demand for energy-efficient, digital products and healthy building solutions as well as pricing improvements across each of our segments. The organic increase was primarily driven by our HVAC segment with continued strong demand and pricing improvements in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Strong results in our Refrigeration segment were primarily driven by pricing improvements and higher volumes. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistic constraints continue to be challenging. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended June 30, 2022, gross margin was $1.4 billion, an 11% decrease compared with the same period of 2021. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2022	2021
Net sales	$5,211	$5,440
Cost of products and services sold	(3,764)	(3,821)
Gross margin	$1,447	$1,619
Percentage of net sales	27.8%	29.8%

The decrease in gross margin was primarily driven by the Chubb Sale which contributed $152 million of gross margin during the three months ended June 30, 2021 with a 20 basis point impact on gross margin as a percentage of Net sales. In addition, each of our segments continued to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. However, these impacts were more than offset by strong demand, pricing improvements and our continued focus on productivity initiatives. Although pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 200 basis points compared with the same period of 2021.

Operating Expenses
For the three months ended June 30, 2022, operating expenses, including Equity method investment net earnings, were $628 million, a 25% decrease compared with the same period of 2021. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2022	2021
Selling, general and administrative	$(614)	$(813)
Research and development	(122)	(125)
Equity method investment net earnings	101	87
Other income (expense), net	7	15
Total operating expenses	$(628)	$(836)
Percentage of net sales	12.1%	15.4%

For the three months ended June 30, 2022, Selling, general and administrative expenses were $614 million, a 24% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. In addition, the three months ended June 30, 2021 included $3 million of costs related to the Separation and $12 million of costs related to the Chubb Sale.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2022, Equity method investment net earnings were $101 million, a 16% increase compared with the same period of 2021. The increase was primarily related to a $27 million gain on the sale of two minority owned subsidiaries within one of our joint ventures partially offset by the higher cost of commodities and components.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended June 30, 2022, we recognized a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expenses), net

For the three months ended June 30, 2022, Non-operating income (expenses), net was $62 million, a 19% increase compared with the same period of 2021. The components were as follows:

	For the Three Months Ended June 30,
(In millions)	2022	2021
Non-service pension (expense) benefit	$(1)	$19

Interest expense	$(68)	$(75)
Interest income	7	4
Interest (expense) income, net	$(61)	$(71)

Non-operating income (expenses), net	$(62)	$(52)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the three months ended June 30, 2022, Interest expense was $68 million, a 9% decrease compared with the same period of 2021. The decrease was primarily driven by the repayment of $1.15 billion aggregate principal 2.242% Notes due 2025 and 2.493% Notes due 2027 during the three months ended March 31, 2022.

Income Taxes

	For the Three Months Ended June 30,
	2022	2021
Effective tax rate	22.5%	32.0%

The Company accounts for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 22.5% for the three months ended June 30, 2022 compared with 32.0% for the three months ended June 30, 2021. The year-over-year decrease was primarily driven by a combined tax benefit of $15 million related to re-organizations in Australia, Canada and the United Kingdom recorded during the three months ended June 30, 2022 as well as the absence of a $43 million deferred tax charge recorded during the three months ended June 30, 2021 associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The following represents our consolidated net sales and operating results:

	For the Six Months Ended June 30,
(In millions)	2022	2021	Period Change	% Change
Net sales	$9,865	$10,139	$(274)	(3)%
Cost of products and services sold	(7,125)	(7,126)	1	—%
Gross margin	2,740	3,013	(273)	(9)%
Operating expenses	(184)	(1,659)	1,475	(89)%
Operating profit	2,556	1,354	1,202	89%
Non-operating income (expenses), net	(111)	(127)	16	(13)%
Income from operations before income taxes	2,445	1,227	1,218	99%
Income tax expense	(471)	(338)	(133)	39%
Net income from operations	1,974	889	1,085	122%
Less: Non-controlling interest in subsidiaries' earnings from operations	22	18	4	22%
Net income attributable to common shareowners	$1,952	$871	$1,081	124%

Net Sales
For the six months ended June 30, 2022, Net sales were $9.9 billion, a 3% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

For the Six Months Ended June 30, 2022
Organic	9%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(9)%
Total % change	(3)%

Organic sales for the six months ended June 30, 2022 increased by 9% compared with the same period of 2021. We continue to benefit from strong demand for energy-efficient, digital products and healthy building solutions as well as pricing improvements across each of our segments. The organic increase was primarily driven by our HVAC segment with continued

strong demand in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistic constraints continue to be challenging. Refrigeration results were flat as strong second quarter results offset ongoing supply chain and logistic constraints. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin
For the six months ended June 30, 2022, gross margin was $2.7 billion, a 9% decrease compared with the same period of 2021. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Net sales	$9,865	$10,139
Cost of products and services sold	(7,125)	(7,126)
Gross margin	$2,740	$3,013
Percentage of net sales	27.8%	29.7%

The decrease in gross margin was primarily driven by the Chubb Sale, which contributed $322 million of gross margin during the six months ended June 30, 2021 with a 10 basis point impact on gross margin as a percentage of Net sales. In addition, each of our segments continued to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. However, these impacts were more than offset by strong demand, pricing improvements and our continued focus on productivity initiatives. Although pricing improvements offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 190 basis points compared with the same period of 2021.

Operating Expenses
For the six months ended June 30, 2022, operating expenses, including Equity method investment net earnings, were $184 million, a 89% decrease compared with the same period of 2021. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Selling, general and administrative	$(1,215)	$(1,556)
Research and development	(247)	(246)
Equity method investment net earnings	159	125
Other income (expense), net	1,119	18
Total operating expenses	$(184)	$(1,659)
Percentage of net sales	1.9%	16.4%

For the six months ended June 30, 2022, Selling, general and administrative expenses were $1.2 billion, a 22% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. In addition, the six months ended June 30, 2021 included $19 million of costs related to the Separation and $15 million of costs related to the Chubb Sale.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes as well as digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2022, Equity method investment net earnings were $159 million, a 27% increase compared with the same period of 2021. The increase was primarily related to a $27 million gain on the sale of two minority owned subsidiaries within one of our joint ventures. In addition, higher earnings in HVAC joint ventures in Asia and North America further benefited earnings.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the six months ended June 30, 2022, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion. In addition, we recognized a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expenses), net
For the six months ended June 30, 2022, Non-operating income (expenses), net was $111 million, a 13% increase compared with the same period of 2021. The components were as follows:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Non-service pension (expense) benefit	$(2)	$37

Interest expense	$(155)	$(171)
Interest income	46	7
Interest (expense) income, net	$(109)	$(164)

Non-operating income (expenses), net	$(111)	$(127)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the six months ended June 30, 2022, Interest expense was $155 million, a 9% decrease compared with the same period of 2021. During the six months ended June 30, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income. During the six months ended June 30, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs in Interest expense as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	For the Six Months Ended June 30,
	2022	2021
Effective tax rate	19.3%	27.5%

The Company accounts for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 19.3% for the six months ended June 30, 2022 compared with 27.5% for the six months ended June 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on the Chubb gain compared with our U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and expected to be utilized in the current year. The six months ended June 30, 2021 included a $43 million deferred tax charge associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023, partially offset by the recognition of a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

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

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$3,388	$3,120	$585	$573	17.3%	18.4%
Refrigeration	1,041	1,021	147	123	14.1%	12.0%
Fire & Security	887	1,403	134	148	15.1%	10.5%
Total segment	$5,316	$5,544	$866	$844	16.3%	15.2%

HVAC Segment

For the three months ended June 30, 2022, Net sales in our HVAC segment were $3.4 billion, a 9% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	8%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	2%
Total % change in Net sales	9%

The organic increase in Net sales of 8% was driven by continued strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (14%) were primarily driven by pricing improvements during the period. Increased sales in our Commercial HVAC business (2%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw growth in each region, although sales in China decreased as a result of a resurgence of COVID-19 cases and additional restrictions imposed. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

On June 1, 2021, the Commercial HVAC business acquired a 70% controlling interest in Guangdong Giwee Group and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership interest on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee have been included in our Unaudited Condensed Consolidated Financial

Statements since the date of acquisition. The transaction added 2% to Net sales during the three months ended June 30, 2022. Refer to Note 15 - Acquisitions for additional information.

For the three months ended June 30, 2022, Operating profit in our HVAC segment was $585 million, a 2% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	1%
Restructuring	1%
Other	(3)%
Total % change in Operating profit	2%

The operational profit increase of 4% was primarily driven by pricing improvements compared with the prior year. Higher earnings from equity method investments in North America and Asia also benefited operational profit and included a $27 million gain on the sale of two minority owned subsidiaries within one of our joint ventures. In addition, productivity initiatives and lower selling, general and administrative costs provided further benefits. These amounts were partially offset by the higher costs of commodities and components used in our products and higher freight and logistic costs compared with the prior year.

Acquisitions and divestitures, net primarily related to the acquisition of Giwee. The transaction added 1% to Operating profit during the three months ended June 30, 2022. In addition, amounts reported in Other includes a $22 million charge resulting from a litigation matter.

Refrigeration Segment

For the three months ended June 30, 2022, Net sales in our Refrigeration segment were $1.0 billion, a 2% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	(7)%
Total % change in Net sales	2%

The organic increase in Net sales of 9% was driven by strong demand across each of the segment's businesses. Commercial refrigeration sales increased (8%) primarily due to pricing improvements and higher volumes compared with the prior year. These amounts were partially offset by continued supply chain constraints. Transport refrigeration sales increased (9%) primarily due to pricing improvements and higher volumes associated with component availability during the period. The business saw growth in each region, although sales in China decreased as a result of a resurgence of COVID-19 cases and additional restrictions imposed. The three months ended June 30, 2021 reflected a significant rebound in demand associated with the cyclical decline that began in late 2019 as well as the demand for global transportation and COVID-19 vaccine-related cargo monitoring. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the three months ended June 30, 2022, Operating profit in our Refrigeration segment was $147 million, a 20% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	24%
Foreign currency translation	(8)%
Restructuring	(2)%
Other	6%
Total % change in Operating profit	20%

The increase in operational profit of 24% was primarily attributable to pricing improvements compared with the prior year. Higher volumes and favorable productivity initiatives further benefited operational profit. In addition, segment results also reflected lower selling, general and administrative costs during the period. These amounts were partially offset by the higher costs of commodities and components used in our products and higher freight and logistic costs. Amounts reported in Other primarily represent a $7 million gain on the sale of our interest in a cost method investment.

Fire & Security Segment

For the three months ended June 30, 2022, Net sales in our Fire & Security segment were $887 million, a 37% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	3%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(38)%
Total % change in Net sales	(37)%

The organic increase in Net sales of 3% was primarily driven by pricing improvements compared with the prior year. The segment primarily saw growth in both residential and commercial sales in the Americas and Europe as sales in China decreased as a result of a resurgence of COVID-19 cases and additional restrictions imposed. Global industrial sales also benefited segment results. While current demand remains strong, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. During the three months ended June 30, 2021, Net sales in our Fire & Security segment were $1.4 billion, which included $554 million from our Chubb business. Absent the results of Chubb, Net sales increased 4% from $849 million to $887 million.

For the three months ended June 30, 2022, Operating profit in our Fire & Security segment was $134 million, a 9% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	(7)%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(6)%
Restructuring	4%
Other	2%
Total % change in Operating profit	(9)%

The decrease in operational profit of 7% was primarily attributable to the higher costs of commodities and components used in our products and higher freight and logistics costs. In addition, unfavorable mix and lower volumes further impacted results compared with the prior year. These amounts were partially offset by pricing improvements.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. Amounts reported during the three months ended June 30, 2021 include $12 million of transaction costs associated with the divestiture.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$6,358	$5,606	$1,055	$938	16.6%	16.7%
Refrigeration	2,017	2,026	254	250	12.6%	12.3%
Fire & Security	1,705	2,707	1,352	298	79.3%	11.0%
Total segment	$10,080	$10,339	$2,661	$1,486	26.4%	14.4%

HVAC Segment
For the six months ended June 30, 2022, Net sales in our HVAC segment were $6.4 billion, a 13% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	12%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	3%
Other	(1)%
Total % change in Net sales	13%

The organic increase in Net sales of 12% was driven by continued strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (19%) were driven by pricing improvements and strong end-market demand. Increased sales in our Commercial HVAC business (5%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw growth in each region, although sales in China decreased as a result of a resurgence of COVID-19 cases and additional restrictions imposed. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

On June 1, 2021, the Commercial HVAC business acquired a 70% controlling interest in Giwee and subsequently acquired the remaining 30% ownership interest on September 7, 2021. The results of Giwee have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 3% to Net sales during the six months ended June 30, 2022. Refer to Note 15 - Acquisitions for additional information.

For the six months ended June 30, 2022, Operating profit in our HVAC segment was $1.1 billion, a 12% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	14%
Foreign currency translation	(1)%
Restructuring	1%
Other	(2)%
Total % change in Operating profit	12%

The operational profit increase of 14% was primarily attributable to pricing improvements compared with the prior year. Higher earnings from equity method investments in North America and Asia also benefited operational profit and included a $27 million gain on the sale of two minority owned subsidiaries within one of our joint ventures. In addition, productivity initiatives and lower selling, general and administrative costs provided further benefits. These amounts were partially offset by the higher costs of commodities and components used in our products and higher freight and logistic costs. Amounts reported in Other includes a $22 million charge resulting from a litigation matter.

Refrigeration Segment
For the six months ended June 30, 2022, Net sales in our Refrigeration segment were $2.0 billion, no change compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	5%
Foreign currency translation	(5)%
Total % change in Net sales	—%

The organic increase in Net sales of 5% was driven by strong demand across each of the segment's businesses. Commercial refrigeration sales increased (6%) primarily due to pricing improvements and strong demand compared with the prior year. These amounts were partially offset by continued supply chain constraints. Transport refrigeration sales increased (4%) primarily due to priceing improvements and higher volumes associated with component availability during the period. The six months ended June 30, 2021 reflected a significant rebound in demand associated with the cyclical decline that began in late 2019 as well as the demand for global transportation and COVID-19 vaccine-related cargo monitoring. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the six months ended June 30, 2022, Operating profit in our Refrigeration segment was $254 million, a 2% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	7%
Foreign currency translation	(6)%
Other	1%
Total % change in Operating profit	2%

The increase in operational profit of 7% was primarily attributable to pricing improvements compared with the prior year. Higher volumes and favorable productivity initiatives further benefited operational profit. In addition, segment results also reflected lower selling, general and administrative costs during the period. These amounts were partially offset by the higher costs of commodities and components used in our products and higher freight and logistic costs. Amounts reported in Other primarily represent a $7 million gain on the sale of our interest in a cost method investment.

Fire & Security Segment
For the six months ended June 30, 2022, Net sales in our Fire & Security segment were $1.7 billion, a 37% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	4%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(39)%
Total % change in Net sales	(37)%

The organic increase in Net sales of 4% was primarily driven by pricing improvements compared with the prior year. The segment primarily saw growth in both residential and commercial sales in the Americas and Europe as sales in China decreased as a result of a resurgence of COVID-19 cases and additional restrictions imposed. Global industrial sales also benefited segment results. While current demand remains strong, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. During the six months ended June 30, 2021, Net sales in our Fire & Security segment were $2.7 billion, which included $1.1 billion from our Chubb business. Absent the results of Chubb, Net sales increased 6% from $1.6 billion to $1.7 billion.

For the six months ended June 30, 2022, Operating profit in our Fire & Security segment was $1.4 billion, a 354% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	(7)%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(15)%
Restructuring	4%
Other	374%
Total % change in Operating profit	354%

The decrease in operational profit of 7% was primarily attributable to the higher costs of commodities and components used in our products and higher freight and logistics costs. In addition, unfavorable mix and lower volumes further impacted results compared with the prior year. These amounts were partially offset by pricing improvements.
Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. Amounts reported during the six months ended June 30, 2021 include $15 million of transaction costs associated with the divestiture. Amounts reported in Other represent the net gain on the Chubb Sale of $1.1 billion.

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

As of June 30, 2022, we had cash and cash equivalents of $3.0 billion, of which approximately 29% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2022 and December 31, 2021, the amount of such restricted cash was approximately $8 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. The Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of June 30, 2022. As of June 30, 2022, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The Revolving Credit Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2022, we were in compliance with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of June 30, 2022:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to positive from stable on May 20, 2022.

The following table contains several key measures of our financial condition and liquidity:

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3,017	$2,987
Total debt	$8,567	$9,696
Total equity	$6,992	$7,094

Net debt (total debt less cash and cash equivalents)	$5,550	$6,709
Total capitalization (total debt plus total equity)	$15,559	$16,790
Net capitalization (total debt plus total equity less cash and cash equivalents)	$12,542	$13,803
Total debt to total capitalization	55%	58%
Net debt to net capitalization	44%	49%

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

On March 15, 2022, we commenced tender offers to repurchase up to $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, we elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion and included $800 million of Notes due 2025 and $350 million of Notes due 2027. Upon settlement, we recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs during the three months ended March 31, 2022.

Acquisitions and Divestitures
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion. Consistent with our capital allocation strategy, the net proceeds will be used to fund investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. As of June 30, 2022, both parties are in the process of finalizing these amounts in accordance with established timelines.

During the three months ended June 30, 2022, we acquired consolidated businesses and minority-owned businesses. The aggregate cash paid for acquisitions, net of cash acquired, totaled $38 million and was funded through cash on hand. See Note 15 – Acquisitions for additional information.

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in TCC for approximately $900 million. The transaction is expected to close in early August, subject to customary closing conditions, including regulatory approvals. Upon closing, Toshiba Corporation will retain a 5% ownership interest in TCC. The acquisition is expected to be funded through a combination of cash on hand and a $400 million Yen denominated term loan.

Share Repurchase Program
We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under certain tax agreements. In July 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. During the six months ended June 30, 2022, we repurchased 22.7 million shares of our common stock for an aggregate purchase price of $1.0 billion, which includes shares repurchased under the ASR Agreement. As of June 30, 2022, we have approximately $557 million remaining under the current authorization.

Dividends
We paid dividends on common stock during the six months ended June 30, 2022, totaling $257 million. On June 9, 2022, the Board of Directors declared a dividend of $0.15 per share of common stock payable on August 10, 2022 to shareowners of record at the close of business on June 23, 2022.

Discussion of Cash Flows

	For the Six Months Ended June 30,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$(170)	$745
Investing activities	2,645	(301)
Financing activities	(2,434)	(898)
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(2)
Net increase (decrease) in cash and cash equivalents and restricted cash	$—	$(456)

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

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2022, net cash provided by investing activities was $2.6 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of several businesses and minority-owned businesses, which totaled $38 million, net of cash acquired and $122 million of capital expenditures. During the six months ended June 30, 2021, net cash used in investing activities was $301 million. The primary drivers of the outflow related to the acquisition of several businesses and investment in a joint venture, which totaled $167 million, net of cash acquired and $132 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the six months ended June 30, 2022, net cash used in financing activities was $2.4 billion. The primary driver of the outflow related to the settlement of our tender offers for $1.15 billion. In addition, we paid $257 million in dividends to our common shareowners and paid $1.0 billion to repurchase shares of our common stock. During the six months ended June 30, 2021, net cash used in financing activities was $898 million. The primary driver of the outflow related to the redemption of long-term notes of $500 million. In addition, we paid $209 million in dividends to our common shareowners and paid $130 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2022. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2021 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance or the Separation. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described above under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below under Part II, Item 1A. Risk Factors, and other risks and uncertainties listed from time to time in our filings with the SEC.

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
The following table provides information about our purchases during the three months ended June 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2022
April 1 - April 30	637	$42.35	637	$803.6
May 1 - May 31	4,393	$38.41	4,393	$634.9
June 1 - June 30	2,041	$38.12	2,041	$557.1
Total	7,071	$38.68	7,071

(1) Excludes broker commissions.

In July 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. This program allows us to repurchase shares from time to time, subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with certain tax agreements.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Carrier Global Corporation Change in Control Severance (Amended and Restated effective as of April 13, 2022)*
10.2	Amendment Number One to the Carrier Global Corporation 2020 Long-Term Incentive Plan*
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20220331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20220331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20220331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20220331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20220331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20220331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 28, 2022	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 28, 2022	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)