Form 10-Q
period 2022-09-30
CARRIER GLOBAL Corp
filed 2022-10-27
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2022, there were 836,261,515 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net sales
Product sales	$4,891	$4,510	$13,723	$12,958
Service sales	560	831	1,593	2,522
Total Net sales	5,451	5,341	15,316	15,480
Costs and expenses
Cost of products sold	(3,569)	(3,172)	(9,930)	(9,131)
Cost of services sold	(405)	(568)	(1,169)	(1,735)
Research and development	(143)	(123)	(390)	(369)
Selling, general and administrative	(624)	(748)	(1,839)	(2,304)
Total Costs and expenses	(4,741)	(4,611)	(13,328)	(13,539)
Equity method investment net earnings	63	76	222	201
Other income (expense), net	753	22	1,872	40
Operating profit	1,526	828	4,082	2,182
Non-service pension (expense) benefit	—	14	(2)	51
Interest (expense) income, net	(56)	(74)	(165)	(238)
Income from operations before income taxes	1,470	768	3,915	1,995
Income tax (expense) benefit	(138)	(288)	(609)	(626)
Net income from operations	1,332	480	3,306	1,369
Less: Non-controlling interest in subsidiaries' earnings from operations	20	11	42	29
Net income attributable to common shareowners	$1,312	$469	$3,264	$1,340

Earnings per share
Basic	$1.56	$0.54	$3.86	$1.54
Diluted	$1.53	$0.53	$3.78	$1.50

Weighted-average number of shares outstanding
Basic	839.6	867.6	846.1	868.6
Diluted	856.5	892.0	864.3	890.9
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income from operations	$1,332	$480	$3,306	$1,369
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(645)	(203)	(1,195)	(265)
Pension and post-retirement benefit plan adjustments	2	6	2	19
Chubb divestiture	—	—	(245)	—
Other comprehensive income (loss), net of tax	(643)	(197)	(1,438)	(246)
Comprehensive income (loss)	689	283	1,868	1,123
Less: Comprehensive income (loss) attributable to non-controlling interest	7	11	20	29
Comprehensive income (loss) attributable to common shareowners	$682	$272	$1,848	$1,094
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,985	$2,987
Accounts receivable, net	3,003	2,403
Contract assets, current	666	503
Inventories, net	2,664	1,970
Assets held for sale	—	3,168
Other assets, current	422	376
Total current assets	9,740	11,407
Future income tax benefits	619	563
Fixed assets, net	2,055	1,826
Operating lease right-of-use assets	625	640
Intangible assets, net	1,309	509
Goodwill	9,621	9,349
Pension and post-retirement assets	23	43
Equity method investments	1,151	1,593
Other assets	207	242
Total Assets	$25,350	$26,172

Liabilities and Equity
Accounts payable	$2,817	$2,334
Accrued liabilities	2,537	2,561
Contract liabilities, current	440	415
Liabilities held for sale	—	1,134
Current portion of long-term debt	219	183
Total current liabilities	6,013	6,627
Long-term debt	8,670	9,513
Future pension and post-retirement obligations	431	380
Future income tax obligations	522	354
Operating lease liabilities	514	527
Other long-term liabilities	1,737	1,677
Total Liabilities	17,887	19,078
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,791)	(529)
Additional paid-in capital	5,463	5,411
Retained earnings	5,876	2,865
Accumulated other comprehensive loss	(2,405)	(989)
Non-controlling interest	311	327
Total Equity	7,463	7,094
Total Liabilities and Equity	$25,350	$26,172
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	1,379	8	1,387
Other comprehensive income (loss), net of tax	(308)	—	—	—	—	—	(308)
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(741)	—	—	—	(741)
Balance as of March 31, 2022	$(1,297)	$9	$(1,270)	$5,415	$4,244	$329	$7,430
Net income	—	—	—	—	573	14	587
Other comprehensive income (loss), net of tax	(478)	—	—	—	—	(9)	(487)
Dividends declared on common stock (1)	—	—	—	—	(253)	—	(253)
Conversion of cash settled awards	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(38)	(38)
Treasury stock repurchase	—	—	(273)	—	—	—	(273)
Balance as of June 30, 2022	$(1,775)	$9	$(1,543)	$5,441	$4,564	$296	$6,992
Net income	—	—	—	—	1,312	20	1,332
Other comprehensive income (loss), net of tax	(630)	—	—	—	—	(13)	(643)
Stock-based compensation	—	—	—	17	—	—	17
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Acquisition of non-controlling interest	—	—	—	5	—	22	27
Sale of non-controlling interest	—	—	—	—	—	(13)	(13)
Treasury stock repurchase	—	—	(248)	—	—	—	(248)
Balance as of September 30, 2022	$(2,405)	$9	$(1,791)	$5,463	$5,876	$311	$7,463

(1) Cash dividends declared were $0.30 per share for the three months ended June 30, 2022.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2020	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	384	8	392
Other comprehensive income (loss), net of tax	(114)	—	—	—	—	—	(114)
Shares issued under incentive plans, net	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	19	—	—	19
Dividends attributable to non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(38)	—	—	—	(38)
Balance as of March 31, 2021	$(859)	$9	$(38)	$5,350	$2,027	$329	$6,818
Net income	—	—	—	—	487	10	497
Other comprehensive income (loss), net of tax	65	—	—	—	—	—	65
Dividends declared on common stock (1)	—	—	—	—	(209)	—	(209)
Shares issued under incentive plans, net	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(21)	(21)
Acquisition of non-controlling interest	—	—	—	—	—	46	46
Treasury stock repurchase	—	—	(92)	—	—	—	(92)
Balance as of June 30, 2021	$(794)	$9	$(130)	$5,366	$2,305	$364	$7,120
Net income	—	—	—	—	469	11	480
Other comprehensive income (loss), net of tax	(197)	—	—	—	—	—	(197)
Shares issued under incentive plans, net	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(6)	(6)
Acquisition of non-controlling interest	—	—	—	(2)	—	(47)	(49)
Treasury stock repurchase	—	—	(146)	—	—	—	(146)
Balance as of September 30, 2021	$(991)	$9	$(276)	$5,384	$2,774	$322	$7,222

(1) Cash dividends declared were $0.24 per share for the three months ended June 30, 2021

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating Activities
Net income from operations	$3,306	$1,369
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	257	251
Deferred income tax provision	(107)	69
Stock-based compensation costs	58	60
Equity method investment net earnings	(222)	(201)
Impairment charge on minority-owned joint venture investments	—	2
(Gain) loss on extinguishment of debt	(36)	—
(Gain) loss on sale of investments	(1,844)	(4)
Changes in operating assets and liabilities
Accounts receivable, net	(433)	(290)
Contract assets, current	(201)	(66)
Inventories, net	(492)	(344)
Other assets, current	(3)	(20)
Accounts payable and accrued liabilities	180	496
Contract liabilities, current	34	43
Defined benefit plan contributions	(10)	(29)
Distributions from equity method investments	55	65
Other operating activities, net	78	(77)
Net cash flows provided by (used in) operating activities	620	1,324

Investing Activities
Capital expenditures	(213)	(206)
Investment in businesses, net of cash acquired	(472)	(214)
Dispositions of businesses	2,944	3
Settlement of derivative contracts, net	(202)	(18)
Other investing activities, net	(12)	9
Net cash flows provided by (used in) investing activities	2,045	(426)

Financing Activities
Increase (decrease) in short-term borrowings, net	(125)	(17)
Issuance of long-term debt	421	122
Repayment of long-term debt	(1,185)	(692)
Repurchases of common stock	(1,261)	(275)
Dividends paid on common stock	(384)	(313)
Dividends paid to non-controlling interest	(22)	(32)
Other financing activities, net	(28)	(18)
Net cash flows provided by (used in) financing activities	(2,584)	(1,225)
Effect of foreign exchange rate changes on cash and cash equivalents	(115)	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash	(34)	(342)
Less: Change in cash balances classified as assets held for sale	—	74
Cash, cash equivalents and restricted cash, beginning of period	3,025	3,120
Cash, cash equivalents and restricted cash, end of period	2,991	2,704
Less: restricted cash	6	33
Cash and cash equivalents, end of period	$2,985	$2,671
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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2021 filed with the SEC on February 8, 2022 (the "2021 Form 10-K").

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

Acquisition of Toshiba Carrier Corporation
On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in Toshiba Carrier Corporation (“TCC”), a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The acquisition was completed on August 1, 2022, subject to customary closing conditions. As a result, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company’s HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC. See Note 15 – Acquisitions for additional information.

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

Separation from United Technologies
On April 3, 2020, United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. The Company incurred separation-related costs including employee-related costs, costs to establish certain stand-alone functions, information technology systems, professional service fees and other costs associated with becoming an independent, publicly traded company. These costs are primarily recorded in Selling, general and administrative in the accompanying Unaudited Condensed Consolidated Statement of Operations and totaled $19 million for the nine months ended September 30, 2021.

Recently Issued and Adopted Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs pending adoption were assessed and determined to be either not applicable or not expected to have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.

NOTE 3: INVENTORIES, NET
Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$822	$559
Work-in-process	217	197
Finished goods	1,625	1,214
Inventories, net	$2,664	$1,970

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $157 million and $154 million as of September 30, 2022 and December 31, 2021, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2021	$5,658	$1,228	$2,463	$9,349
Goodwill resulting from business combinations (1)	877	—	1	878
Foreign currency translation	(368)	(80)	(158)	(606)
Balance as of September 30, 2022	$6,167	$1,148	$2,306	$9,621
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

Identifiable intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,367	$(691)	$676	$945	$(699)	$246
Patents and trademarks	380	(178)	202	232	(182)	50
Service portfolios and other	916	(548)	368	688	(539)	149
	2,663	(1,417)	1,246	1,865	(1,420)	445
Unamortized:
Trademarks and other	63	—	63	64	—	64
Intangible assets, net	$2,726	$(1,417)	$1,309	$1,929	$(1,420)	$509

Amortization of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Amortization expense of Intangible assets	$38	$25	$79	$74

Annual Impairment Test
The Company tested its goodwill and indefinite-lived intangible assets for impairment as part of its annual assessment. For each test except one, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset exceeded their carrying amount. The test for one reporting unit related to the TCC acquisition and the subsequent reorganization of the Company's Commercial HVAC reporting unit in order to create a separate Global Comfort Solutions reporting unit. As a result, the Company performed a quantitative goodwill impairment test on its Commercial HVAC reporting unit prior to the reorganization, the results of which did not indicate any goodwill impairment. The Company then reassigned goodwill among its Commercial HVAC and new Global Comfort Solutions reporting units using a relative fair value approach and performed a goodwill impairment assessment. The results did not indicate any goodwill impairment.

NOTE 5: BORROWINGS AND LINES OF CREDIT
Long-term debt consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
2.242% Notes due February 15, 2025	$1,200	$2,000
2.493% Notes due February 15, 2027	900	1,250
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term Notes	8,350	9,500
Japanese Term Loan Facility	372	—
Other debt (including project financing obligations and finance leases)	228	267
Discounts and debt issuance costs	(61)	(71)
Total debt	8,889	9,696
Less: current portion of long-term debt	219	183
Long-term debt, net of current portion	$8,670	$9,513

Japanese Term Loan Facility
On July 15, 2022, the Company entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings under the Japanese Term Loan Facility bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, the Japanese Term Loan Facility is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio. On July 25, 2022, the Company borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the TCC acquisition and to pay related fees and expenses.

Revolving Credit Facility
On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of September 30, 2022. As of September 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program
The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2022, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements
The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $27 million and $108 million of debt during the nine months ended September 30, 2022 and 2021, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2022 and 2021 were $70 million and $170 million, respectively.

Debt Covenants
The Revolving Credit Facility, the indenture for the long-term Notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2022, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates with changes in fair value reported in earnings in the accompanying Unaudited Condensed Consolidated Statement of Operations.

In connection with the TCC acquisition, the Company funded a portion of the Yen-denominated purchase price with cash on hand by entering into cross currency swaps with SMBC Capital Markets, Inc. as syndication swap arranger, and certain other financial institutions. The fair value of the cross currency swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates as well as credit default swap spreads. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet.

The remaining portion of the Yen-denominated purchase price was funded by the Japanese Term Loan Facility. The carrying value of the facility is translated on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. The Company designated the Japanese Term Loan Facility as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the carrying value of the Japanese Term Loan Facility associated with foreign exchange rate movements are recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2022
Derivative assets (1)(3)	$26	$—	$26	$—
Derivative liabilities (2)(3)	$(89)	$—	$(89)	$—

December 31, 2021
Derivative assets (1)	$8	$—	$8	$—
Derivative liabilities (2)	$(35)	$—	$(35)	$—
(1) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(3) Includes cross currency swaps.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$8,350	$6,642	$9,500	$9,842
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

Contributions to the plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022 (1)	2021	2022 (1)	2021
Defined benefit plans	$4	$2	$10	$29
Defined contribution plans	$29	$30	$95	$97
Multi-employer pension plans	$5	$5	$11	$17
(1) See Note 16 - Divestitures for additional information.

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022 (1)	2021	2022 (1)	2021
Service cost	$5	$7	$14	$21
Interest cost	5	9	13	28
Expected return on plan assets	(7)	(36)	(20)	(109)
Amortization of prior service credit	1	—	2	1
Recognized actuarial net (gain) loss	2	8	7	24
Net settlement, curtailment and special termination benefit (gain) loss	—	4	—	4
Net periodic pension expense (benefit)	$6	$(8)	$16	$(31)
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

Stock-based compensation cost by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Equity compensation costs - equity settled	$17	$21	$58	$60
Equity compensation costs - cash settled (1)	1	5	(16)	15
Total stock-based compensation expense	$18	$26	$42	$75
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

The changes in the carrying amount of warranty related provisions are as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Balance as of January 1,	$524	$514
Warranties, performance guarantees issued and changes in estimated liability	120	136
Settlements made	(116)	(127)
Other	9	1
Balance as of September 30,	$537	$524

NOTE 10: EQUITY
The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2022 and December 31, 2021, 875,413,836 and 873,064,219 shares of common stock were issued, respectively, which includes 39,237,430 and 10,375,654 shares of treasury stock, respectively.

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

During the nine months ended September 30, 2022, the Company repurchased 28.9 million shares of common stock for an aggregate purchase price of $1.3 billion, which includes shares repurchased under the ASR Agreement. As of September 30, 2022, the Company has approximately $309 million remaining under the current authorization. In October 2022, the Company's Board of Directors approved a $2.0 billion increase to the Company's existing share repurchase program.

Accumulated Other Comprehensive Income (Loss)
A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
Other comprehensive income (loss) before reclassifications, net	(61)	(4)	(65)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Divestitures, net	(574)	329	(245)
Balance as of March 31, 2022	$(1,140)	$(157)	$(1,297)
Other comprehensive income (loss) before reclassifications, net	(480)	—	(480)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of June 30, 2022	$(1,620)	$(155)	$(1,775)
Other comprehensive income (loss) before reclassifications, net	(632)	—	(632)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Balance as of September 30, 2022	$(2,252)	$(153)	$(2,405)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 is as follows:

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

Sales disaggregated by product and service are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Sales Type
Product	$3,330	$2,702	$8,974	$7,606
Service	404	352	1,118	1,054
HVAC sales	3,734	3,054	10,092	8,660

Product	811	894	2,603	2,701
Service	112	117	337	336
Refrigeration sales	923	1,011	2,940	3,037

Product	859	1,012	2,468	2,943
Service	46	365	142	1,141
Fire & Security sales	905	1,377	2,610	4,084

Total segment sales	5,562	5,442	15,642	15,781
Eliminations and other	(111)	(101)	(326)	(301)
Net sales	$5,451	$5,341	$15,316	$15,480

Contract Balances
Total contract assets and contract liabilities consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Contract assets, current	$666	$503
Contract assets, non-current (included within Other assets)	7	70
Total contract assets	673	573

Contract liabilities, current	(440)	(415)
Contract liabilities, non-current (included within Other long-term liabilities)	(167)	(165)
Total contract liabilities	(607)	(580)
Net contract assets	$66	$(7)

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

The Company recognized revenue of $289 million during the nine months ended September 30, 2022 that related to contract liabilities as of January 1, 2022. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS
The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
HVAC	$2	$7	$8	$18
Refrigeration	3	2	9	7
Fire & Security	1	3	10	23
Total Segment	6	12	27	48
General corporate expenses	—	1	2	4
Total restructuring costs	$6	$13	$29	$52

Cost of sales	$1	$7	$8	$18
Selling, general and administrative	5	6	21	34
Total restructuring costs	$6	$13	$29	$52

The following table summarizes the reserve and charges relating to the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Nine Months Ended September 30,
(In millions)	2022	2021
Balance as of January 1,	$54	$49
Net pre-tax restructuring costs	29	52
Utilization, foreign exchange and other	(50)	(54)
Reclassified as Liabilities held for sale (1)	—	(14)
Balance as of September 30,	$33	$33
(1) See Note 16 - Divestitures for additional information.

During the nine months ended September 30, 2022 and 2021, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of September 30, 2022, the Company had $33 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES
The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 9.4% for the three months ended September 30, 2022 compared with 37.5% for the three months ended September 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of the Company's previously held TCC equity investments at fair value upon acquisition of TCC compared with the Company's U.S. statutory tax rate. In addition, the prior year included a net tax charge of $136 million primarily relating to the re-organizations and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of the Chubb business.

The effective tax rate was 15.6% for the nine months ended September 30, 2022 compared with 31.4% for the nine months ended September 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of the Company's previously held TCC equity investments at fair value upon acquisition of TCC and the $1.1 billion Chubb gain compared with the Company's U.S. statutory rate. The nine months ended September 30, 2021 included a net tax charge of $136 million primarily relating to the re-organizations and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of the Chubb business, and a $43 million deferred tax charge associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023. These amounts were partially offset by the recognition of a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to common shareowners	$1,312	$469	$3,264	$1,340

Basic weighted-average number of shares outstanding	839.6	867.6	846.1	868.6
Stock awards and equity units (share equivalent)	16.9	24.4	18.2	22.3
Diluted weighted-average number of shares outstanding	856.5	892.0	864.3	890.9

Antidilutive shares excluded from computation of diluted earnings per share	4.5	0.2	3.1	0.2

Earnings Per Share
Basic	$1.56	$0.54	$3.86	$1.54
Diluted	$1.53	$0.53	$3.78	$1.50

NOTE 15: ACQUISITIONS
Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.

Toshiba Carrier Corporation
On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in TCC for $891 million. TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The acquisition was completed on August 1, 2022, subject to customary closing conditions and funded through the Japanese Term Loan Facility as well as with cash on hand. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

The preliminary allocation of the purchase price is as follows:

(In millions)	August 1, 2022
Cash and cash equivalents	$462
Accounts receivable	393
Inventories	373
Other assets, current	74
Fixed assets	294
Intangible assets	965
Goodwill	866
Other assets	287
Accounts payable	(412)
Accrued liabilities	(445)
Contract liabilities, current	(21)
Other long-term liabilities	(496)
Net assets acquired	$2,340
Less: Fair value of non-controlling interests	(22)
Less: Fair value of previously held TCC equity investments	(1,427)
Total cash consideration	$891

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $866 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	23	$497
Technology	7	220
Trademark	26	180
Backlog	1	60
Land use rights	45	8
Total intangible assets acquired		$965

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, profit margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of September 30, 2022, the Company has not finalized the process of allocating TCC's purchase price and valuing the acquired assets and liabilities.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $732 million non-cash gain within Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. During the nine months ended September 30, 2022, the Company incurred $25 million of acquisition-related costs which are included within Selling, general and administrative on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not significant.

Other Acquisitions
During the nine months ended September 30, 2022, the Company acquired other consolidated businesses and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $43 million and was funded through cash on hand. The excess purchase price over the estimated fair value of net assets acquired during the nine months ended September 30, 2022 was recognized as goodwill and totaled $12 million.

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

The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During the three months ended September 30, 2022, the parties finalized these amounts in accordance with the terms of the sale agreement. As a result, the Company recorded an accrual of $7 million and a corresponding reduction to the net gain on sale, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. Payment is expected to be made to APi in the fourth quarter of 2022.

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021
HVAC	$3,734	$3,054	$1,314	$573
Refrigeration	923	1,011	116	119
Fire & Security	905	1,377	142	182
Total segment	5,562	5,442	1,572	874
Eliminations and other	(111)	(101)	(10)	(10)
General corporate expenses	—	—	(36)	(36)
Total Consolidated	$5,451	$5,341	$1,526	$828

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
HVAC	$10,092	$8,660	$2,369	$1,511
Refrigeration	2,940	3,037	370	369
Fire & Security	2,610	4,084	1,494	480
Total segment	15,642	15,781	4,233	2,360
Eliminations and other	(326)	(301)	(50)	(73)
General corporate expenses	—	—	(101)	(105)
Total Consolidated	$15,316	$15,480	$4,082	$2,182

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
United States	$3,154	$2,832	$9,109	$8,033
International:
Europe	1,024	1,416	3,188	4,273
Asia Pacific	1,071	869	2,436	2,518
Other	202	224	583	656
Net sales	$5,451	$5,341	$15,316	$15,480

NOTE 18: RELATED PARTIES
Equity Method Investments
The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Sales to equity method investees included in Product sales	$718	$556	$2,129	$1,675
Purchases from equity method investees included in Cost of products sold	$60	$93	$261	$266

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2022	December 31, 2021
Receivables from equity method investees included in Accounts receivable, net	$307	$150
Payables to equity method investees included in Accounts payable	$33	$51

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	September 30, 2022	December 31, 2021
Environmental reserves included in Accrued liabilities	$29	$29
Environmental reserves included in Other long-term liabilities	203	191
Total Environmental reserves	$232	$220

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	September 30, 2022	December 31, 2021
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	214	220
Total Asbestos liabilities	$231	$237

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	91	93
Total Asbestos-related recoveries	$96	$98

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

UTC Equity Awards Conversion Litigation
On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenges the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, now with Raytheon, Carrier and Otis as the only defendants, asserts that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also seeks specific performance. Carrier believes that the claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint on October 13, 2021. The motion to dismiss was fully briefed as of December 3, 2021 and the court held oral argument on the motion on July 14, 2022. On September 30, 2022, the court dismissed the complaint against all defendants, with prejudice. The court entered judgment for the defendants on October 4, 2022. The deadline for seeking appellate review of the ruling is November 3, 2022.

Aqueous Film Forming Foam Litigation
As of September 30, 2022, the Company has been named as a defendant in more than 2,800 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company has also been named as a defendant in more than 250 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring and diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

Plaintiffs in the MDL Proceedings allege that PFOS and PFOA contamination has resulted from the use of AFFF manufactured using a process known as ECF, and that this process was used exclusively by 3M. They also allege that PFOA contamination has resulted from the use of AFFF manufactured using a different process, known as telomerization, and that this process was used exclusively by the other AFFF manufacturers (including National Foam and Angus Fire). Compounds containing PFOS and PFOA (as well as many other per- and polyfluoroalkyl substances known collectively as "PFAS") have also been used for decades by many third parties in a number of different industries to manufacture firefighters’ protective outerwear, carpets, clothing, fabrics, cookware, food packaging, personal care products, cleaning products, paints, varnishes and other consumer and industrial products.

Plaintiffs in the MDL Proceedings have named multiple defendants, including four suppliers of chemicals and raw materials used to manufacture fluorosurfactants, four fluorosurfactant manufacturers, two toll manufacturers of fluorosurfactants and seven current (including National Foam and Angus Fire) and former (including the Company) AFFF manufacturers.

The defendants moved for summary judgment on the government contractor defense, which potentially applies to AFFF sold to or used by the U.S. government. After full briefing and oral argument, on September 16, 2022, the MDL court declined to enter summary judgment for the defendants. The defense, however, remains available at any trial to which it applies.

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial is tentatively scheduled for June 2023. The court has set a briefing schedule for case-specific summary judgment motions and other pretrial motions. That briefing is expected to conclude in February 2023. The MDL court has ordered that the bellwether process for personal injury cases will begin in 2023. The court has not yet outlined details on that process or its timing.

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

The Company and other defendants are also party to one action in Arizona state court brought by a firefighter claiming that occupational exposure to AFFF has caused him certain personal injuries. That case is not eligible for transfer to the MDL at this time. The Company believes that it has meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Based on the 2013 agreement for the sale of National Foam and Angus Fire, the Company is pursuing indemnification against these claims from the purchaser and current owner of National Foam and Angus Fire. The Company also is pursuing insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate the damages, if any, to be allocated to the Company, if one or more plaintiffs were to prevail in these cases. There can be no assurance that any such future exposure will not be material in any period.

Income Taxes
Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act ("TCJA") transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $34 million and $383 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of September 30, 2022, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $34 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 27, 2022, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of September 30, 2022, and the related condensed consolidated statements of operations, of comprehensive income (loss) and of changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 27, 2022

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

Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of our growing global population and the rising standards of living in emerging markets. We believe that our business segments are well positioned to benefit from favorable secular trends, including these mega-trends and from the strength of our industry-leading brands and track record of innovation. In addition, we regularly review our end markets to proactively identify trends and adapt our strategies accordingly.

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

Recent Developments

Acquisition of Toshiba Carrier Corporation
On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. TCC designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC's advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba's iconic brand. The acquisition was completed on August 1, 2022, subject to customary closing conditions. As a result, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within our HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

Russia's Invasion of Ukraine
In February 2022, Russian forces initiated a military action against Ukraine. As a result, the European Union, United States, the United Kingdom and other countries have imposed sanctions that have increased global economic and political uncertainty. We operated in Russia through a Russia-based subsidiary and a joint venture which represents less than 1% of our total assets and revenue. On March 10, 2022, we announced that we were suspending business operations in Russia, honoring existing contractual obligations in a manner that fully complies with all sanctions and trade controls imposed. As of September 30, 2022, we remain on track to cease all operations in Russia this year. While neither Russia nor Ukraine constitute a material portion of our business, the conflict could lead to disruption, instability and volatility in global markets and industries that could negatively impact our results of operations. We continue to monitor the evolving impacts of this conflict and its effect on the global economy and geopolitical landscape.

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

Sale of Chubb Fire & Security Business
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within our Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. During the three months ended March 31, 2022, we recognized a gain on the sale of $1.1 billion. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During the three months ended September 30, 2022, the parties finalized these amounts in accordance with the terms of the sale agreement.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

As a result of the Chubb Sale, we do not have any remaining ownership interest in Chubb and no longer consolidate Chubb in our financial statements as of January 3, 2022. Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations only includes the financial results of Chubb in periods prior to the date of sale. As a result, prior period results may not be comparable to the current period. See Note 16 - Divestitures in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information.

The results of operations of TCC are included in our consolidated results since the acquisition date of August 1, 2022. Prior to the acquisition, we previously accounted for our minority ownership in TCC under the equity method of accounting and recognized our portion of earnings within Equity method investment in net earnings as part of operating expenses. As a result, prior period results may not be comparable to the current period. See Note 15 - Acquisitions in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The following represents our consolidated net sales and operating results:

	Three Months Ended September 30,
(In millions)	2022	2021	Period Change	% Change
Net sales	$5,451	$5,341	$110	2%
Cost of products and services sold	(3,974)	(3,740)	(234)	6%
Gross margin	1,477	1,601	(124)	(8)%
Operating expenses	49	(773)	822	(106)%
Operating profit	1,526	828	698	84%
Non-operating income (expenses), net	(56)	(60)	4	(7)%
Income from operations before income taxes	1,470	768	702	91%
Income tax expense	(138)	(288)	150	(52)%
Net income from operations	1,332	480	852	178%
Less: Non-controlling interest in subsidiaries' earnings from operations	20	11	9	82%
Net income attributable to common shareowners	$1,312	$469	$843	180%

Net Sales

For the three months ended September 30, 2022, Net sales were $5.5 billion, a 2% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Three Months Ended September 30, 2022
Organic	8%
Foreign currency translation	(4)%
Acquisitions and divestitures, net	(2)%
Total % change	2%

Organic sales for the three months ended September 30, 2022 increased by 8% compared with the same period of 2021. We continue to benefit from the demand for energy-efficient, digital products and healthy building solutions. In addition, pricing improvements more than offset inflationary impacts in each of our segments. The organic increase was primarily driven by our HVAC segment due to pricing improvements in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Our Refrigeration segment benefited from pricing improvements, but continued supply chain and logistic constraints as well as weakness in Europe impacted results. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistic constraints continue to be challenging. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended September 30, 2022, gross margin was $1.5 billion, an 8% decrease compared with the same period of 2021. The components were as follows:

	Three Months Ended September 30,
(In millions)	2022	2021
Net sales	$5,451	$5,341
Cost of products and services sold	(3,974)	(3,740)
Gross margin	$1,477	$1,601
Percentage of net sales	27.1%	30.0%

Gross margin decreased by $124 million compared with the three months ended September 30, 2021. A main driver of the decrease related to the incremental costs of products and services sold associated with TCC since the date of acquisition, which included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 100 basis point impact on gross margin as a percentage of Net sales. In addition, each of our segments continue to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. However, these impacts were more than offset by ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Although pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 290 basis points compared with the same period of 2021 including the impact of the TCC acquisition.

Operating Expenses
For the three months ended September 30, 2022, operating expenses, including Equity method investment net earnings, were $49 million, a 106% decrease compared with the same period of 2021. The components were as follows:

	Three Months Ended September 30,
(In millions)	2022	2021
Selling, general and administrative	$(624)	$(748)
Research and development	(143)	(123)
Equity method investment net earnings	63	76
Other income (expense), net	753	22
Total operating expenses	$49	$(773)
Percentage of net sales	(0.9)%	14.5%

For the three months ended September 30, 2022, Selling, general and administrative expenses were $624 million, a 17% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. These amounts were partially offset by incremental selling, general and administrative expenses associated with TCC since the date of acquisition and $15 million of acquisition-related costs. The three months ended September 30, 2021 included $14 million of costs related to the Chubb Sale.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2022, Equity method investment net earnings were $63 million, a 17% decrease compared with the same period of 2021. The decrease was primarily associated with the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest. In addition, we recognized a $7 million charge resulting from the settlement of working capital and other transaction-related items associated with the Chubb Sale during the three months ended September 30, 2022.

Non-Operating Income (Expenses), net

For the three months ended September 30, 2022, Non-operating income (expenses), net was $56 million, a 7% decrease compared with the same period of 2021. The components were as follows:

	Three Months Ended September 30,
(In millions)	2022	2021
Non-service pension (expense) benefit	$—	$14

Interest expense	$(71)	$(76)
Interest income	15	2
Interest (expense) income, net	$(56)	$(74)

Non-operating income (expenses), net	$(56)	$(60)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the three months ended September 30, 2022, Interest expense was $71 million, a 7% decrease compared with the same period of 2021. The decrease was primarily driven by the repayment of $1.15 billion aggregate principal 2.242% Notes due 2025 and 2.493% Notes due 2027 during the three months ended March 31, 2022.

Income Taxes

	Three Months Ended September 30,
	2022	2021
Effective tax rate	9.4%	37.5%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 9.4% for the three months ended September 30, 2022 compared with 37.5% for the three months ended September 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC compared with our U.S. statutory tax rate. In addition, the prior year included a net tax charge $136 million primarily relating to the re-organizations and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of Chubb business.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The following represents our consolidated net sales and operating results:

	Nine Months Ended September 30,
(In millions)	2022	2021	Period Change	% Change
Net sales	$15,316	$15,480	$(164)	(1)%
Cost of products and services sold	(11,099)	(10,866)	(233)	2%
Gross margin	4,217	4,614	(397)	(9)%
Operating expenses	(135)	(2,432)	2,297	(94)%
Operating profit	4,082	2,182	1,900	87%
Non-operating income (expenses), net	(167)	(187)	20	(11)%
Income from operations before income taxes	3,915	1,995	1,920	96%
Income tax expense	(609)	(626)	17	(3)%
Net income from operations	3,306	1,369	1,937	141%
Less: Non-controlling interest in subsidiaries' earnings from operations	42	29	13	45%
Net income attributable to common shareowners	$3,264	$1,340	$1,924	144%

Net Sales
For the nine months ended September 30, 2022, Net sales were $15.3 billion, a 1% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Nine Months Ended September 30, 2022
Organic	9%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(7)%
Total % change	(1)%

Organic sales for the nine months ended September 30, 2022 increased by 9% compared with the same period of 2021. We continue to benefit from the demand for energy-efficient, digital products and healthy building solutions. In addition, pricing improvements more than offset inflationary impacts in each of our segments. The organic increase was primarily driven by our HVAC segment due to pricing improvements in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Refrigeration results benefited from pricing improvements which more than offset ongoing supply chain and logistic constraints. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistic constraints continue to be challenging. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin
For the nine months ended September 30, 2022, gross margin was $4.2 billion, a 9% decrease compared with the same period of 2021. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Net sales	$15,316	$15,480
Cost of products and services sold	(11,099)	(10,866)
Gross margin	$4,217	$4,614
Percentage of net sales	27.5%	29.8%

Gross margin decreased by $397 million compared with the nine months ended September 30, 2021. A main driver of the decrease related to incremental costs of products and services sold associated with TCC since the date of acquisition, which included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 40 basis point impact on gross margin as a percentage of Net sales. In addition, each of our segments continue to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. However, these impacts were more than offset by ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Although pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 230 basis points compared with the same period of 2021.

Operating Expenses
For the nine months ended September 30, 2022, operating expenses, including Equity method investment net earnings, were $135 million, a 94% decrease compared with the same period of 2021. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Selling, general and administrative	$(1,839)	$(2,304)
Research and development	(390)	(369)
Equity method investment net earnings	222	201
Other income (expense), net	1,872	40
Total operating expenses	$(135)	$(2,432)
Percentage of net sales	0.9%	15.7%

For the nine months ended September 30, 2022, Selling, general and administrative expenses were $1.8 billion, a 20% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. These amounts were partially offset by incremental selling, general and administrative expenses associated with TCC since the date of acquisition and $28 million of acquisition-related costs. The nine months ended September 30, 2021 included $29 million of costs related to the Chubb Sale and $19 million of costs related to the Separation.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2022, Equity method investment net earnings were $222 million, a 10% increase compared with the same period of 2021. The increase was primarily related to a $27 million gain on the sale of two minority owned subsidiaries by one of our joint ventures. In addition, higher earnings in HVAC joint ventures in Asia and North America further benefited earnings. These amounts were partially offset by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest. In addition, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion during the nine months ended September 30, 2022.

Non-Operating Income (Expenses), net
For the nine months ended September 30, 2022, Non-operating income (expenses), net was $167 million, an 11% increase compared with the same period of 2021. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Non-service pension (expense) benefit	$(2)	$51

Interest expense	$(226)	$(247)
Interest income	61	9
Interest (expense) income, net	$(165)	$(238)

Non-operating income (expenses), net	$(167)	$(187)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. For the nine months ended September 30, 2022, Interest expense was $226 million, a 9% decrease compared with the same period of 2021. During the nine months ended September 30, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income. During the nine months ended September 30, 2021, we incurred a make-whole premium of $17 million and wrote-off $2 million of unamortized deferred financing costs in Interest expense as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	Nine Months Ended September 30,
	2022	2021
Effective tax rate	15.6%	31.4%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 15.6% for the nine months ended September 30, 2022 compared with 31.4% for the nine months ended September 30, 2021. The year-over-year decrease was primarily driven by a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC and the $1.1 billion Chubb gain compared with the Company's U.S. statutory rate. The nine months ended September 30, 2021 included a net tax charge of $136 million primarily relating to the re-organizations and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of our Chubb business and a $43 million deferred tax charge associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023. These amounts were partially offset by the recognition of a favorable tax adjustment of $21 million resulting from the re-organization of a German subsidiary.

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$3,734	$3,054	$1,314	$573	35.2%	18.8%
Refrigeration	923	1,011	116	119	12.6%	11.8%
Fire & Security	905	1,377	142	182	15.7%	13.2%
Total segment	$5,562	$5,442	$1,572	$874	28.3%	16.1%

HVAC Segment

For the three months ended September 30, 2022, Net sales in our HVAC segment were $3.7 billion, a 22% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	13%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	12%
Total % change in Net sales	22%

The organic increase in Net sales of 13% was driven by continued strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (up 12%) were primarily driven by pricing improvements during the period. Commercial HVAC (up 15%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw continued growth in North America and strong results in Asia compared with the prior period. Increased sales in our Global Comfort Solutions business (up 11%) were primarily driven by pricing improvements. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 12% to Net sales during the three months ended September 30, 2022 and is included in Acquisitions and divestitures, net.

For the three months ended September 30, 2022, Operating profit in our HVAC segment was $1.3 billion, a 129% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	—%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	5%
Restructuring	1%
Other	124%
Total % change in Operating profit	129%

Operational profit was flat compared with the prior year. Pricing improvements, higher volume and productivity initiatives benefited operational profit during the period. These amounts were partially offset by the higher costs of commodities and components used in our products as well as higher freight and logistic costs compared with the prior year. In addition, lower earnings from equity method investments further impacted operational profit as TCC is now included in the segments consolidated results since the date of acquisition.

Acquisitions and divestitures, net primarily related to the results of operations associated with the acquisition of TCC. The transaction added 5% to Operating profit during the three months ended September 30, 2022. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest in Other.

Refrigeration Segment

For the three months ended September 30, 2022, Net sales in our Refrigeration segment were $0.9 billion, a 9% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	(1)%
Foreign currency translation	(8)%
Total % change in Net sales	(9)%

The organic decrease in Net sales of 1% was driven by lower volumes compared with the prior year. Commercial refrigeration sales were flat compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. These impacts were partially offset by pricing improvements and growth in Asia. Transport refrigeration sales (down 1%) decreased primarily due to continued supply chain constraints impacting component availability. These impacts were partially offset by pricing improvements, strong growth in North America, the continued demand for global transportation and COVID-19 vaccine-related cargo monitoring. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the three months ended September 30, 2022, Operating profit in our Refrigeration segment was $116 million, a 2% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	5%
Foreign currency translation	(7)%
Restructuring	(1)%
Other	1%
Total % change in Operating profit	(2)%

The increase in operational profit of 5% was primarily attributable to pricing improvements compared with the prior year. In addition, favorable productivity initiatives and lower selling, general and administrative costs further benefited operational profit. These amounts were partially offset by the higher costs of commodities and components used in our products as well as higher freight and logistic costs.

Fire & Security Segment

For the three months ended September 30, 2022, Net sales in our Fire & Security segment were $905 million, a 34% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	5%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(36)%
Total % change in Net sales	(34)%

The organic increase in Net sales of 5% was primarily driven by pricing improvements compared with the prior year. The segment primarily saw growth in both residential and commercial sales in the Americas and Europe as sales in China decreased as a result of current economic conditions and reduced end-market demand. Global industrial sales also benefited segment results with pricing improvements and strong demand. While current demand remains strong, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. During the three months ended September 30, 2021, Net sales in our Fire & Security segment were $1.4 billion, which included $520 million from our Chubb business. Absent the results of Chubb, Net sales increased 6% from $857 million to $905 million.

For the three months ended September 30, 2022, Operating profit in our Fire & Security segment was $142 million, a 22% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	1%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(19)%
Restructuring	1%
Other	(3)%
Total % change in Operating profit	(22)%

The increase in operational profit of 1% was primarily attributable to pricing improvements compared with the prior year. In addition, productivity initiatives also benefited operational profit. These amounts were partially offset by the higher costs of commodities and components used in our products as well as higher freight and logistics costs.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. Amounts reported during the three months ended September 30, 2021 include $13 million of transaction costs associated with the divestiture. In addition, amounts reported in Other include a $7 million charge resulting from the settlement of working capital and other transaction-related items associated with the Chubb Sale.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$10,092	$8,660	$2,369	$1,511	23.5%	17.4%
Refrigeration	2,940	3,037	370	369	12.6%	12.2%
Fire & Security	2,610	4,084	1,494	480	57.2%	11.8%
Total segment	$15,642	$15,781	$4,233	$2,360	27.1%	15.0%

HVAC Segment
For the nine months ended September 30, 2022, Net sales in our HVAC segment were $10.1 billion, a 17% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	13%
Acquisitions and divestitures, net	6%
Other	(2)%
Total % change in Net sales	17%

The organic increase in Net sales of 13% was driven by continued strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (up 16%) were driven by pricing improvements and end-market demand. Increased sales in our Commercial HVAC business (up 8%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw growth in each region including Asia as demand increased after a resurgence of COVID-19 cases and additional restrictions imposed earlier in the year. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 5% to Net sales during the nine months ended September 30, 2022 and is included in Acquisitions and divestitures, net.

On June 1, 2021, the Commercial HVAC business acquired a 70% controlling interest in Guangdong Giwee Group and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership interest on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 1% to Net sales during the nine months ended September 30, 2022 and is included in Acquisitions and divestitures, net.

For the nine months ended September 30, 2022, Operating profit in our HVAC segment was $2.4 billion, a 57% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	8%
Acquisitions and divestitures, net	(1)%
Restructuring	1%
Other	49%
Total % change in Operating profit	57%

The operational profit increase of 8% was primarily attributable to pricing improvements compared with the prior year. Higher earnings from equity method investments in Asia and North America also benefited operational profit and included a $27 million gain on the sale of two minority owned subsidiaries by one of our joint ventures. These amounts were partially offset by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. In addition, productivity initiatives provided further benefits to operational profit. These amounts were partially offset by the higher costs of commodities and components used in our products as well as higher freight and logistic costs.

In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest in Other. In addition, amounts reported in Other include a $22 million charge resulting from a litigation matter recognized during the nine months ended September 30, 2022.

Refrigeration Segment
For the nine months ended September 30, 2022, Net sales in our Refrigeration segment were $2.9 billion, a 3% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	3%
Foreign currency translation	(6)%
Total % change in Net sales	(3)%

The organic increase in Net sales of 3% was driven by strong demand across each of the segment's businesses. Commercial refrigeration sales increased (up 4%) primarily due to pricing improvements compared with the prior year. These amounts were partially offset by continued supply chain constraints. Transport refrigeration sales increased (up 2%) primarily due to pricing improvements and higher volumes associated with component availability during the period. The nine months ended September 30, 2021 reflected a significant rebound in demand associated with the cyclical decline that began in late 2019 as well as the demand for global transportation and COVID-19 vaccine-related cargo monitoring. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the nine months ended September 30, 2022, Operating profit in our Refrigeration segment was $370 million, flat compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	6%
Foreign currency translation	(7)%
Other	1%
Total % change in Operating profit	—%

The increase in operational profit of 6% was primarily attributable to pricing improvements compared with the prior year. In addition, favorable productivity initiatives and lower selling, general and administrative costs further benefited operational profit. These amounts were partially offset by the higher costs of commodities and components used in our products and higher freight and logistic costs. Amounts reported in Other primarily represent a $7 million gain on the sale of our interest in a cost method investment during the nine months ended September 30, 2022.

Fire & Security Segment
For the nine months ended September 30, 2022, Net sales in our Fire & Security segment were $2.6 billion, a 36% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net Sales
Organic	4%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(38)%
Total % change in Net sales	(36)%

The organic increase in Net sales of 4% was primarily driven by pricing improvements compared with the prior year. The segment primarily saw growth in both residential and commercial sales in the Americas and Europe as sales in China decreased as a result of current economic conditions and reduced end-market demand. Global industrial sales also benefited segment results with pricing improvements and strong demand. While current demand remains strong, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. During the nine months ended September 30, 2021, Net sales in our Fire & Security segment were $4.1 billion, which included $1.6 billion from our Chubb business. Absent the results of Chubb, Net sales increased 6% from $2.5 billion to $2.6 billion.

For the nine months ended September 30, 2022, Operating profit in our Fire & Security segment was $1.5 billion, a 211% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating Profit
Operational	(5)%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(16)%
Restructuring	3%
Other	231%
Total % change in Operating profit	211%

The decrease in operational profit of 5% was primarily attributable to the higher costs of commodities and components used in our products and higher freight and logistics costs. In addition, unfavorable mix and lower volumes further impacted results compared with the prior year. These amounts were partially offset by pricing improvements.
Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. Amounts reported during the nine months ended September 30, 2021 include $28 million of transaction costs associated with the divestiture. Amounts reported in Other represent the net gain on the Chubb Sale of $1.1 billion.

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

As of September 30, 2022, we had cash and cash equivalents of $3.0 billion, of which approximately 38% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2022 and December 31, 2021, the amount of such restricted cash was approximately $6 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion Revolving Credit Facility that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. The Revolving Credit Facility has a commitment fee of 0.125% that is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of September 30, 2022. As of September 30, 2022, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The Revolving Credit Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2022, we were in compliance with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of September 30, 2022:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investor Services, Inc. ("Moody's")	Baa3	P3	Stable
Fitch Ratings ("Fitch")	BBB-	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to positive from stable on May 20, 2022.

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$2,985	$2,987
Total debt	$8,889	$9,696
Total equity	$7,463	$7,094

Net debt (total debt less cash and cash equivalents)	$5,904	$6,709
Total capitalization (total debt plus total equity)	$16,352	$16,790
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,367	$13,803
Total debt to total capitalization	54%	58%
Net debt to net capitalization	44%	49%

Borrowings and Lines of Credit
Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to long-term Notes are expected to approximate $247 million per year, reflecting an approximate weighted-average interest rate of 2.95%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

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

On July 15, 2022, we entered into a five-year, JPY 54 billion (approximately $400 million) Japanese Term Loan Facility. Borrowings bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, it is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio. On July 25, 2022, we borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the TCC acquisition and to pay related fees and expenses.

Acquisitions and Divestitures
On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion. Consistent with our capital allocation strategy, the net proceeds will be used to fund investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During the three months ended September 30, 2022, the parties finalized these amounts in accordance with the terms of the sale agreement. See Note 16 - Divestitures for additional information.

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in TCC for $891 million. The transaction was completed on August 1, 2022, subject to customary closing conditions and funded through the Japanese Term Loan Facility as well as with cash on hand. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC. In addition, during the nine months ended September 30, 2022, we acquired other consolidated businesses and minority-owned businesses. The aggregate cash paid for acquisitions, net of cash acquired, totaled $43 million and was funded through cash on hand. See Note 15 – Acquisitions for additional information.

Share Repurchase Program
We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion in the open market or through one or more other public or private transactions and subject to compliance with our obligations under certain tax agreements. In July 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. During the nine months ended September 30, 2022, we repurchased 28.9 million shares of our common stock for an aggregate purchase price of $1.3 billion, which includes shares repurchased under the ASR Agreement. As of September 30, 2022, we have approximately $309 million remaining under the current authorization. In October 2022, our Board of Directors approved a $2.0 billion increase to our existing share repurchase program.

Dividends
We paid dividends on common stock during the nine months ended September 30, 2022, totaling $384 million. In October 2022, the Board of Directors declared a dividend of $0.15 per share of common stock payable on November 21, 2022 to shareowners of record at the close of business on October 28, 2022.

Discussion of Cash Flows

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$620	$1,324
Investing activities	2,045	(426)
Financing activities	(2,584)	(1,225)
Effect of foreign exchange rate changes on cash and cash equivalents	(115)	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(34)	$(342)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by higher working capital balances during the current period. Ongoing customer demand and an increase of safety stock due to supply chain constraints led to higher inventory balances. In addition, higher accounts receivable balances more than offset higher accounts payable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2022, net cash provided by investing activities was $2.0 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of TCC and several other businesses and minority-owned businesses, which totaled $472 million, net of cash acquired and $213 million of capital expenditures. During the nine months ended September 30, 2021, net cash used in investing activities was $426 million. The primary driver of the outflow related to the acquisition of several businesses and a minority-owned business, which totaled $214 million, net of cash acquired and $206 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the nine months ended September 30, 2022, net cash used in financing activities was $2.6 billion. The primary driver of the outflow related to the payment of $1.3 billion to repurchase shares of our common stock. In addition, we settled our tender offers for $1.15 billion and paid $384 million in dividends to our common shareowners. During the nine months ended September 30, 2021, net cash used in financing activities was $1.2 billion. The primary driver of the outflow related to the redemption of long-term notes of $500 million. In addition, we paid $313 million in dividends to our common shareowners and paid $275 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2022. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2021 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 19 – Commitments and Contingent Liabilities in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

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
The following table provides information about our purchases during the three months ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2022
July 1 - July 31	703	$36.97	703	$531
August 1 - August 31	3,737	$41.55	3,737	$376
September 1 - September 30	1,682	$39.31	1,682	$309
Total	6,122	$40.41	6,122	$309

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

In October 2022, our Board of Directors approved a $2.0 billion increase to our existing share repurchase program.

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

Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 27, 2022	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 27, 2022	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)