Form 10-K
period 2022-12-31
CARRIER GLOBAL Corp
filed 2023-02-07
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $30.0 billion, based on the New York Stock Exchange closing price for such shares on that date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
As of January 31, 2023, there were 834,187,942 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant's definitive proxy statement related to its 2023 annual meeting of shareowners.

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
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which Carrier and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, inflationary cost pressures, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues (including COVID-19, any variants and their effects, among other things, on production and on global supply, demand, and distribution as the outbreak continues and results in a prolonged period of travel, commercial and other restrictions and limitations), natural disasters and the financial condition of our customers and suppliers;
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
•a determination by the U.S. Internal Revenue Service ("IRS") and other tax authorities that the Distribution or certain related transactions should be treated as taxable transactions; and
•risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof.

This Annual Report on Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K under the heading "Note 23 – Commitments and Contingent Liabilities," the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section entitled "Risk Factors." This Annual Report on Form 10-K also includes important information as to these factors in the "Business" section under the headings "General," "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the United States Securities and Exchange Commission ("SEC").

This Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.corporate.carrier.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet website (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1. BUSINESS

General

Carrier Global Corporation is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

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

Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security. For the year ended December 31, 2022, our net sales were $20.4 billion and our operating profit was $4.5 billion. Our net sales for 2022 were derived from the Americas (60%), Europe, Middle East and Africa ("EMEA") (23%) and Asia-Pacific (17%). Our international operations, including U.S. export sales, represented approximately 45% of our net sales for 2022. During the same period, new equipment comprised 77% and parts and service comprised 23% of our net sales.

Sales by Segment *	Net Sales by Region	Sales by Type

* Segment sales include inter-company sales.

Acquisition of Toshiba Carrier Corporation

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in Toshiba Carrier Corporation (“TCC”), a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation. TCC designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC's advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba's iconic brand. The acquisition was completed on August 1, 2022 and reported within our HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

Sale of Chubb Fire and Security Business

On July 26, 2021, we entered into a stock purchase agreement to sell our Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi"). Chubb, which was reported within our Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. On January 3, 2022, we completed the sale of Chubb (the "Chubb Sale") for net proceeds of $2.9 billion and recognized a gain on the sale of $1.1 billion during the year ended December 31, 2022.

Separation from United Technologies Corporation

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC") completed the spin-off of Carrier into an independent publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among us, UTC and Otis following the Separation and the Distribution. As of December 31, 2022, only the Tax Matters Agreement ("TMA") remains in effect. On April 1, 2020 and April 2, 2020, we received cash contributions totaling $590 million from UTC related to the Separation.

Business Strategy

Our business strategy is to be the world leader in healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. We believe our strategy is supported by a variety of favorable secular trends, including health and wellness, sustainability, digitalization and a growing middle class. In order to execute our business strategy, we are focused on three pillars of growth:

Strengthen and Grow our Core. Our strategy involves driving organic growth in part by maintaining our proven track record of innovation, which is focused on designing smarter, more connected and more sustainable systems and solutions. Our strategy also relies on our iconic, industry-leading brands and on strengthening our long-term relationships with channel partners and customers by offering solutions that anticipate customer needs with a focus on technologies related to environmentally-friendly refrigerants, energy efficiency, low emissions, air quality, electrification, noise reduction and safety. In addition, we continue to actively manage and strengthen our business and product portfolio to meet the current and future needs of our customers. This is driven by sustaining activities with a focus on improving existing products and reducing production costs. We also pursue potential acquisitions to complement existing products and services to enhance our product portfolio.

Increase Product Extensions and Geographic Coverage. Our strategy involves leveraging our global operations, the strength of our iconic, industry-leading brands and our success in creating valuable partnerships to focus on targeted expansion into new locations and channels where we believe that we can drive profitable growth. These drivers are supported by research and development activities with a focus on new product development and new technology innovation. We also pursue potential acquisitions to enter new locations and channels as well as expand and enhance our current product portfolio. In addition, we launched Carrier Ventures, a global venture capital group which focuses on investments to accelerate the development of sustainable innovations and disruptive technologies to transform future building and cold chain management. The group engages in strategic partnerships with high growth organizations as they invest in the development of technologies to innovate and commercialize the next generation of differentiated net zero solutions.

Grow Aftermarket and Digital. Our strategy is focused on digital capabilities to drive the evolution of our hardware in order to enable cloud connectivity, modernize legacy software and launch new platforms, products and services. We expect that these solutions will increase our total available market opportunity, enhance our predictive service and maintenance capabilities, strengthen our customer intimacy as well as fuel our aftermarket growth. Abound is a cloud-based building platform that unlocks and unites building data to create more healthy, safe, sustainable and intelligent solutions for indoor spaces. It gathers data from disparate systems, sensors and sources; identifies opportunities to optimize performance; and works with healthy building solutions to improve occupant experiences. Our Lynx digital platform, developed in collaboration with Amazon Web Services (“AWS”), allows customers to leverage data to enhance visibility, resiliency, agility and efficiency in the cold chain to reduce loss and support real-time decisions. In addition, our product teams are deriving insights from data by employing AWS for connectivity, artificial intelligence and machine learning. Most recently, we signed a multi-year, strategic collaboration agreement with AWS to offer additional Software-as-a-Service ("SaaS") solutions in the areas of HVAC performance, sustainability and safety and security. The collaboration is part of our growing investment in digitally-enabled lifecycle solutions designed to inspire confidence in the health and safety of indoor environments.

Our industry-leading global brands and track record of innovation form the foundation of our business strategy. This strategy is fueled by our position at the epicenter of important secular trends, including an emphasis on health and wellness, a growing focus on sustainability and increasing digitalization. Coupled with our focus on growth, innovation and operational efficiency, we expect to drive long-term growth and increased value for our shareowners.

Business Segments

We globally manage our business operations through three segments: HVAC, Refrigeration and Fire & Security. Each respective segment's major products, services and distribution methods are as follows:

HVAC. The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability. Our established brands include Carrier, Toshiba, Automated Logic, Bryant, CIAT, Day & Night, Heil, NORESCO and Riello which offer an innovative and complete portfolio of products that provide numerous solutions for our customers. Products include air conditioners, heating systems, heat pumps, controls and aftermarket components as well as aftermarket repair and maintenance services and building automation systems. Some of these products are part of Carrier’s Healthy Buildings Program, which offers a suite of targeted solutions that are focused on improving and optimizing indoor air quality in buildings and homes to enhance human health, safety and productivity. Products and solutions are sold directly to building contractors and owners and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets.

Refrigeration. The Refrigeration segment provides a healthier, safer, more sustainable and more intelligent cold chain through the reliable transport and preservation of food, medicine and other perishable cargo. Products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Our refrigeration and monitoring products, services and digital solutions, which form Carrier's Connected Cold Chain offering, strengthen the connected cold chain and are designed for trucks, trailers, shipping containers, intermodal applications, food retail and warehouse cooling. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls which incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverages sold by retailers. Products and services are sold directly to transportation companies and retail stores and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers.

Fire & Security. The Fire & Security segment provides a wide range of residential, commercial and industrial technologies designed to help protect people and property. Our established brands include Kidde, Edwards, GST, LenelS2, Marioff, Autronica, Aritech, Det-Tronics, Onity, Supra and Fireye which provide product and technology innovations that are supported by installation, maintenance and monitoring through a network of channel partners and our own field service business, along with web-based and mobile applications and cloud-based services. Products include fire, flame, gas, smoke and carbon monoxide detection, portable fire extinguishers, fire suppression systems, intruder alarms, access control systems and video management systems and electronic controls. Other fire and security service offerings include audit, design, installation and system integration as well as aftermarket maintenance and repair and monitoring services. Our fire and security products and solutions, also part of Carrier's Healthy Homes and Healthy Buildings Programs, are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution.

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

Raw Materials and Supplies

We rely on suppliers and commodity markets to secure components and raw materials such as copper, aluminum and steel. In addition, we also use semi-conductors and other electronic components in the manufacture of our products. To maximize our buying effectiveness and leverage our scale, we have a central strategic sourcing group that consolidates purchases of certain materials and components across our business segments.

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

Intellectual Property

We maintain a broad portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our business to protect our research and development investments and to maintain our competitive advantages. We hold approximately 9,000 active patents and pending patent applications worldwide. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringement. We believe that we have taken reasonable measures to build and protect this portfolio of intellectual property rights, but we cannot be assured that these rights will not be challenged, found invalid or unenforceable.

Operating System

We plan to continue to foster operational, financial and commercial excellence to drive sales and earnings growth. With roots in our legacy manufacturing and business processes, the Carrier operating system — Carrier Excellence — is our continuous improvement framework that is expected to drive operational excellence across our businesses. Our Supplier Excellence program is intended to apply these same operating principles to our supply base and we continue to focus on strategic cost reductions through operational efficiency, digitalization, automation and supply chain productivity. These efforts have helped reduce the impact of inflationary pressures experienced during 2022 and 2021.

Joint Ventures and Strategic Relationships

Our joint ventures and strategic relationships are an important part of our business. We hold direct ownership interests in approximately 47 joint ventures, the financial results of which are accounted for by the equity method of accounting or the cost basis of accounting, of which 99% of such investments are in our HVAC segment. These relationships engage in distribution, manufacturing and product development activities and are integral to our business operations and growth strategy.

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

Compliance with the Regulation of our Business and Operations

We operate our businesses and sell our products all over the world. As a result, rapid changes in legislation, regulations and government policies, including with respect to regulations intended to combat climate change, affect our operations and business in the countries, regions and localities in which we operate and sell our products. International accords such as the Paris Agreement and the subsequent U.S. climate policies to meet its nationally determined contributions as well as local regulations in the U.S. reducing the use of fossil fuels in buildings all have the potential to impact our products and service offerings. Such changes, which can render our products and technologies non-compliant, involve refrigerants, noise levels, product and fire safety, hydrofluorocarbon emissions, fluorinated gases, hazardous substances and electric and electronic equipment waste. Increased fragmentation of regulatory requirements changes the manner in which we conduct our business and increases our costs because it necessitates the development of country or regional specific variants, monitoring of and compliance with those regulations and additional testing and certifications. In addition, our operations are subject to and affected by environmental regulations promulgated by federal, state and local authorities in the U.S. and by authorities with jurisdiction over our foreign operations. We have made, and will be required to continue to make, capital expenditures to design and upgrade our products to comply with or exceed environmental and other regulations and energy efficiency standards. However, it is our opinion that the costs related to compliance requirements for environmental or other government regulations will not have a material adverse effect on our capital expenditures, financial results or competitive position.

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

Human Capital Management

As of December 31, 2022, Carrier had approximately 52,000 employees worldwide, of which 39% are located in the Americas, 25% are located in EMEA and 36% are located in Asia. As of December 31, 2022, in the U.S., approximately 66% of Carrier's approximately 5,000 production and maintenance employees were covered under six collective bargaining agreements that have expiration dates ranging from 2023 to 2026. In the European Union, approximately 12,000 employees are represented by two European Works Councils and, at national and local levels, we inform and consult with 46 local works councils and with unions representing employees at approximately 40 sites. We believe that our relations with our labor unions and works councils are generally good.

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

Health & Safety. Our Environmental, Health and Safety program is focused on eliminating the risk of serious injuries, illness and fatalities to employees, contractors and customers during manufacturing, installation, servicing and other business activities. We apply rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations and Carrier incident reporting requirements. For 2022, our total recordable incident rate ("TRIR"), based upon the number of injuries per 200,000 hours worked for our employees was 0.31 and our lost time incident rate ("LTIR") was 0.12.

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

Inclusion & Diversity. As of December 31, 2022, approximately 29% of our employees and 30% of our executives globally were women. As of December 31, 2022, people of color represented approximately 31% of our U.S. executive and 26% of our professional employees in the U.S.

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

We continue to take steps to expand our role as an employer that champions inclusion, diversity and equality of opportunity. Carrier has pledged to achieve gender parity in senior leadership roles by 2030. Our Chairman and Chief Executive Officer ("CEO") has signed the CEO Action for Diversity & Inclusion TM pledge joining more than 2,000 CEOs to underscore our commitment to ensure inclusion is core to our business culture. Our senior management has also signed the Hispanic Promise, joining other Fortune 500 companies in the pledge to hire, retain and develop Hispanics in the workplace. Additionally, we continue to provide our global workforce with inclusion and diversity training with a focus on unconscious bias, micro-aggression and allyship.

While we recognize more work needs to be done, we are proud of the strides we have made and the recognition we have received in furthering our inclusion and diversity strategy. In 2021, Carrier participated for the first time in the Human Rights Campaign Foundation's 2021 Corporate Equality Index and achieved a perfect score being recognized Best Place to Work for LGBTQ Equality. Carrier earned the same recognition in 2022. Carrier also participated for the first time in the Human Rights Campaign Foundation’s 2022 Corporate Equality Index in Mexico and achieved a perfect score being recognized as Best Place to Work for LGBTQ Equality in Mexico.

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

Three-times per year we conduct a confidential online survey in local languages to solicit feedback from our employees. The results are reviewed by our senior leadership and shared with our managers and other employees who collaborate to act on identified areas of improvement.

Corporate Information

Carrier was incorporated in Delaware in connection with the Separation on March 15, 2019. Our principal executive offices are located at 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418, and our telephone number is (561) 365-2000. We maintain an Internet website at www.corporate.carrier.com.

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
•We may recognize impairment charges for our goodwill and intangible assets.
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
•In certain circumstances, we could be required to indemnify UTC for material taxes and other related amounts pursuant to indemnification obligations under the TMA.
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

The global outbreak of COVID-19 in 2020 severely constrained economic activity and caused a significant contraction in the global economy. In response to this outbreak, governments took preventive or protective actions, including imposing restrictions on business operations and travel. Governments also implemented economic stabilization efforts and other measures to mitigate the economic effects of the outbreak; however, the effectiveness and continuation of those measures remains uncertain.

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, financial condition and results of operations. The pandemic resulted in widespread and extended or partial shutdowns and other restrictions on the operations of non-essential businesses, specifically due to resurgence in cases and the spread of variants, including construction, hospitality venues, offices and travel. The nature and extent of the continuing impact of COVID-19 on our business, financial condition and results of operations is uncertain and will depend on future developments, including the emergence, severity and spread of COVID-19 variants. Nonetheless, further prolonged closures and restrictions throughout the world due to a resurgence of COVID-19 cases and decreases in the general level of economic activity may again disrupt our operations and the operations of our suppliers, distributors and customers.

As a result of the foregoing, the pandemic and its impact have also affected and could continue to affect our ability to obtain necessary raw materials and parts, ship finished products to customers, the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which could result in a decrease and/or cancellation of orders and/or payment delays or defaults. The COVID-19 pandemic has impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. Facility closures or other restrictions could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Further, such conditions may also adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfill orders on time or at the anticipated cost. We also may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, labor shortages due to prolonged illness or quarantine or an increase in the cost of labor could adversely affect our profit margins and results of operations.

Recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed under Risk Factors in this Form 10-K are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Risks associated with our international operations could adversely affect our competitive position, results of operations, cash flows or financial condition.

Approximately 45% of our net sales for the year ended December 31, 2022 are derived from international operations, including U.S. export sales. As a result, changes in local and regional economic conditions, including fluctuating exchange rates, may adversely affect demand for our products and the profits generated by our non-U.S. operations because a significant portion of our sales and expenses are denominated in currencies other than U.S. dollars. While we attempt to manage our exchange rate risks, we are not completely insulated from that exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our operating margins in various locations outside of the U.S., which would adversely impact the comparability of our results from period to period.

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

Our business operations, particularly in our HVAC segment, depend on various strategic relationships, namely, joint ventures and non-wholly owned subsidiaries. We sell our products and services through certain key distributor, joint venture and similar relationships, including the Carrier Enterprise joint ventures with Watsco, Inc., AHI-Carrier FZC, a United Arab Emirates-based joint venture and various joint ventures with members of the Midea Group.

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

We have set environmental, social and governance goals to be achieved by 2030, which include investing over $2 billion to develop healthy, safe, sustainable and intelligent buildings and cold chain solutions that incorporate sustainable design principles and reduce lifecycle impacts, reducing our customers' carbon footprint by more than 1 gigaton, achieving carbon neutral operations and reducing energy intensity by 10% across our operations. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our goals will be achieved, or that any future expenditures or investments we make in furtherance of achieving such goals will be available, effective, meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. For example, to make substantial progress toward or to meet some of these goals, we may need to purchase or deploy a combination of renewable energy utility contracts, carbon credits or offsets, energy-efficient or low-emission products or operations, or carbon sequestration technologies, and there can be no assurance of the extent to which such contracts, credits, offsets, products, operations or technologies will be available or effective in reducing emissions or energy intensity. Moreover, we may determine that it is in the best interest of our company and our shareowners to prioritize other business, social, governance or sustainability investments over the achievement of our current goals based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to make substantial progress toward or meet these goals, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

Our business has been and may again in the future be impacted by disruptions to our or third-party IT infrastructure, which have resulted and could in the future result from (among other causes) cyber-attacks, infrastructure failures or compromises to our physical security. Cyber-based risks are evolving and include attacks: (i) on our IT infrastructure (ii) targeting the security, integrity and/or availability of hardware and software; (iii) on information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into third-party products); and (iv) on facilities or similar infrastructure. Such attacks could disrupt our systems (or those of third parties) and business operations, impact the ability of our products to work as intended or result in the unauthorized access, use, disclosure, modification or destruction of information in violation of applicable law and/or contractual obligations. We have experienced cyber-based attacks and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency or severity. We continue to make investments and adopt measures to enhance our protection, detection, response and recovery capabilities, and to mitigate potential risks to our technology, products, services, operations and confidential data. However, depending on the nature, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result, we could potentially experience: (i) production downtimes; (ii) operational delays or other detrimental impacts on our operations; (iii) destruction or corruption of data (our or third party); (iv) security breaches; (v) manipulation or improper use of our or third-party systems, networks or products; and (vi) financial losses from remedial actions, loss of business, liability, penalties, fines and/or damage to our reputation—any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
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

Our reliance on suppliers and commodity markets to secure components and raw materials (such as copper, aluminum and steel), and on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials and services. We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our supply chain could be impacted by climate change through extreme weather events, resulting in delivery or production disruptions and increased material costs. In addition, other issues with suppliers (such as capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material shortages, or the decreased availability of trucks and other delivery services could also have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. Additionally, during 2021 and 2022, we have experienced multiple disruptions to our supply chain. This disruption has resulted, and may continue to result, in sufficient inventory not being available in a timely manner or during the appropriate season as well as higher freight and other logistic costs, including increased carrier rates, which could have a material adverse effect on our business.

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

Labor matters may impact our business.

A significant portion of our employees are represented by labor unions or works councils in a number of countries under various collective bargaining agreements with varying durations and expiration dates. See the section entitled "Other Matters Relating to Our Business as a Whole - Human Capital Management." We may not be able to satisfactorily renegotiate these agreements before they expire. In addition, existing agreements may not prevent a strike or work stoppage, union and works council campaigns and other labor disputes. We may also be subject to general country strikes or work stoppages unrelated to our specific business or collective bargaining agreements. Additionally, a shortage in certain work forces, such as technicians, manufacturing workers or truck drivers, due to external forces such as geopolitical strife or pandemics, may impact our business by affecting the ability to produce, install, sell and deliver our products. Any such work stoppages (or potential work stoppages) or labor shortages could have a material adverse effect on our reputation, productivity, financial condition, cash flows and results of operations.

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

In order to operate more efficiently and cost effectively, we have, and we may from time to time, adjust employment levels, optimize our footprint and/or implement other restructuring activities. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations during or after facility consolidations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We maintain strict quality controls and procedures. However, we cannot be certain that these controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could require a product recall or field corrective action. Product recalls and field corrective actions can be expensive to implement and may damage our reputation, customer relationships and market share. We have conducted product recalls and field corrective actions in the past and may do so again in the future.

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

We are subject to a variety of litigation, legal and compliance risks including, without limitation, claims, lawsuits and/or regulatory enforcement actions relating to breach of contract, cybersecurity and data privacy, employment and labor, environmental and employee health and safety matters, global chemical compliance, intellectual property rights, personal injury, product safety and taxes as well as anti-corruption, competition and securities laws and other laws governing improper business practices. If found responsible in connection with such matters, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages) and experience reputational harm.

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

Emerging global chemical use restrictions related to protection of human health and the environment as well as climate change directives may require additional investments in product designs, resulting in increased manufacturing and production costs as well as updates to product safety assessments. These restrictions may also increase Carrier’s legal obligations regarding remediation of its current and legacy operational sites.

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

We engage in acquisitions and divestitures and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

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

We may recognize impairment charges for our goodwill and intangible assets.

As of December 31, 2022, the net carrying value of our goodwill and intangible assets totaled $10.0 billion and $1.3 billion, respectively. Our intangible assets primarily consist of customer relationships, patents, service portfolios and trademarks. We periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or intangible assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

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

As of December 31, 2022, we had approximately $8.8 billion in aggregate principal amount of outstanding indebtedness. See Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and the section entitled "Liquidity and Financial Condition" in this Annual Report on Form 10-K for additional information. We may also incur additional indebtedness in the future.

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

As described in Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and "Liquidity and Financial Condition" the terms of our indebtedness contain covenants restricting our financial flexibility in a number of ways, including, among other things, restrictions on our ability and the ability of certain of our subsidiaries to incur liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, the Revolving Credit Facility and the Japanese Term Loan Facility (both defined subsequently) require that we not exceed a maximum consolidated total leverage ratio. If we breach a restrictive covenant under any of our indebtedness, or an event of default occurs in respect of any of our indebtedness, our lenders may be entitled to declare all amounts owing in respect thereof to be immediately due and payable.

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

Pursuant to the separation and distribution agreement and certain other agreements among UTC, Carrier and Otis, each party has agreed to indemnify the other parties for certain liabilities as discussed further in Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Indemnities that we may be required to provide UTC and/or Otis are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that UTC and/or Otis has agreed to retain. The indemnities from UTC and Otis for our benefit may not be sufficient to protect us against the full amount of such liabilities, and UTC and/or Otis may not be able to fully satisfy their respective indemnification obligations. Any amounts we are required to pay pursuant to such indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business.

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

Under the TMA, Carrier is generally required to indemnify UTC and Otis for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from: (1) an acquisition of all or a portion of the equity securities or assets of Carrier, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Carrier or (3) certain of Carrier’s representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS ruling and/or the opinion of counsel being incorrect or violated. Further, under the TMA, we are generally required to indemnify UTC and Otis for a specified portion of any taxes (and any related costs and other damages) (a) arising as a result of the failure of the Distribution and certain related transactions to qualify as a transaction that is generally tax-free (including if the transactions were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code) or a failure of any internal separation transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis or UTC or (b) arising from an adjustment, pursuant to an audit or other tax proceeding, with respect to any separation transaction that is not intended to qualify as a transaction that is generally tax-free. Any such indemnity obligations could be material. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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

The factors that could affect our common stock price include among others: (1) industry or general market conditions, including inflation and increasing cost of goods; (2) domestic and international economic factors unrelated to our performance; (3) impact of the COVID-19 pandemic; (4) lawsuits, enforcement actions and other claims by third parties or governmental authorities; (5) changes in our customers’ preferences; (6) new regulatory pronouncements and changes in regulatory guidelines; (7) actual or anticipated fluctuations in our quarterly operating results; (8) changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts; (9) action by institutional shareowners or other large shareowners; (10) failure to meet any financial guidance given by us or any change in any financial guidance given by us, or changes by us in our financial guidance practices; (11) announcements by us of significant impairment charges; (12) speculation in the press or investment community; (13) investor perception of us and our industry; (14) changes in market valuations or earnings of similar companies; (15) announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; (16) war or terrorist acts; (17) any future sales of our common stock or other securities; (18) additions or departures of key personnel and (19) failure to achieve any of our environmental, social or governance goals.

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

Our business, operating results, cash flows and financial condition may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues (including COVID-19 and its effects), natural disasters, commodity prices, energy costs, interest rate fluctuations, inflation, recession, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), military conflicts, acts of terrorism, regulatory changes, actual or anticipated defaults on sovereign debt and other challenges that could affect the global economy.

These economic and political conditions affect our business in a number of ways. In March 2022, we suspended business operations in Russia by ceasing to pursue new business opportunities while continuing to fulfill existing contracts for equipment, service and parts, where possible, in a manner that fully complies with applicable sanctions and trade controls. Our sales, operations and supply chain in Russia and Ukraine are not material to Carrier. However, the military conflict between the two countries and attendant geopolitical environment may continue to negatively impact the global economy and major financial markets, and may result in additional increases in commodity prices and supply-chain disruptions, including shortages of materials, higher costs for fuel and freight and increased transportation delays. In addition, the extent to which COVID-19 will continue to impact the global economy remains uncertain. This military conflict, COVID-19, the potential for an increase of their impact on global or regional economies and the perception that such events may occur, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Furthermore, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Additionally, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or additional sanctions or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate approximately 1,100 sites, which comprise approximately 41 million square feet of productive space. Of these, our facilities and key manufacturing sites greater than 100,000 square feet comprise approximately 32 million square feet of productive space. Approximately 70%, 14% and 13% of these significant properties are associated with our HVAC, Refrigeration and Fire & Security segments, respectively, with approximately 3% not associated with a particular segment. Approximately 33% of these significant properties are leased and the remainder are owned. Approximately 43% of these significant properties are located in the U.S.

Our fixed assets as of December 31, 2022 include manufacturing facilities and non-manufacturing facilities, such as warehouses and machinery and equipment, most of which is general purpose machinery and equipment that use special jigs, tools and fixtures and that, in many instances, have automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2022 are in good operating condition, are well-maintained and substantially all are in regular use.

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with Raytheon, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. Carrier believes all plaintiffs' claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. The briefing process is ongoing.

Aqueous Film Forming Foam Litigation

As of December 31, 2022, the Company and certain of its subsidiaries, including Kidde-Fenwal, Inc. ("KFI"), have been named as defendants in more than 3,150 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company and certain of its subsidiaries including KFI, have also been named as a defendant in more than 300 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires primarily at military bases and airports. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC subsidiaries first entered the AFFF business with their acquisition of National Foam and Angus Fire in 2005 as part of the acquisition of KFI and Kidde Products Limited ("KPL"). In 2013, KFI and KPL divested the National Foam and Angus Fire businesses to a third party. The Company acquired KFI and KPL as part of its separation from UTC in April 2020. During the eight-year period of its operation by KFI, National Foam manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania ("Pennsylvania Site"). During the same period, Angus Fire manufactured AFFF for sale outside the United States at a single facility located in Bentham, England.

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. Neither the Company nor any of its former or current subsidiaries, including National Foam/Angus Fire and KFI/KPL, respecitively, manufactured fluorosurfactants; they instead purchased these substances from unrelated third parties to in turn manufacture AFFF. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as perflourooctane sulfonate ("PFOS") and/or perflourooctane acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

Plaintiffs in the MDL Proceedings allege that PFOS and PFOA contamination has resulted from the use of AFFF manufactured using a process known as ECF, and that this process was used exclusively by 3M. They also allege that PFOA contamination has resulted from the use of AFFF manufactured using a different process, known as telomerization and that this process was used exclusively by the other AFFF manufacturers (including National Foam and Angus Fire). Compounds containing PFOS and PFOA (as well as many other per- and polyfluoroalkyl substances known collectively as "PFAS") have also been used for decades by many third parties in a number of different industries to manufacture firefighters' protective outerwear, carpets, clothing, fabrics, cookware, food packaging, personal care products, cleaning products, paints, varnishes and other consumer and industrial products.

Plaintiffs in the MDL Proceedings have named multiple defendants, including four suppliers of chemicals and raw materials used to manufacture fluorosurfactants, four fluorosurfactant manufacturers, two toll manufacturers of fluorosurfactants and seven current (including National Foam and Angus Fire) and former (including the Company and KFI) AFFF manufacturers.

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

The Company and its subsidiaries, including KFI, and other defendants are also party to one action in Arizona state court brought by a firefighter claiming that occupational exposure to AFFF has caused him certain personal injuries. The Company and its subsidiaries, including KFI, believe that they have meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Based on its 2013 agreement for the sale of National Foam and Angus Fire, the Company and its subsidiaries, including KFI are pursuing indemnification against these claims from the purchaser and current owner of National Foam and Angus Fire. The Company and its subsidiaries, including KFI, are also pursuing insurance coverage for these claims. At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate the damages, if any, to be allocated to the Company and its subsidiaries, including KFI, if one or more plaintiffs were to prevail in these cases. There can be no assurance that any such future exposure will not be material in any period.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the ticker symbol "CARR." As of December 31, 2022, the approximate number of common stock shareowners of record was 22,805.

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

On April 3, 2020, UTC completed the Separation of Carrier into a stand-alone company. As a result of the Separation and the Distribution, Carrier became an independent public company. The following graph presents the cumulative total shareowner return from the Distribution Date through December 31, 2022 for our common stock, as compared with the S&P 500 Index and the Dow Jones Industrial Index.

Our common stock is a component of the S&P 500 Index. These figures assume that all dividends paid over the period were reinvested and that the starting value of each index and the investment in Carrier common stock was $100 on April 3, 2020.

Comparison of Cumulative Total Return

The cumulative total returns on Carrier common stock and each index as of each April 3, 2020 through December 31, 2022 plotted in the above graph are as follows:

Company / Index	April 3, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Carrier Global Corporation	$100.00	$286.66	$416.55	$316.82
S&P 500 Index	$100.00	$150.59	$193.82	$154.28
Dow Jones Industrial Index	$100.00	$145.31	$175.75	$157.45

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2022
October 1 - October 31	751	$36.34	751	$2,282
November 1 - November 30	642	$42.53	642	$2,255
December 1 - December 31	1,474	$43.46	1,474	$2,190
Total	2,867	$41.39	2,867

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. In July 2021, the Company's Board of Directors approved a $1.75 billion increase to the Company's existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of the Company's outstanding common stock. In October 2022, our Board of Directors approved a $2 billion increase to the Company's existing $2.1 billion share repurchase program.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters, of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
Business Summary

Carrier Global Corporation is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative HVAC, refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
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
Significant Events
Acquisition of Toshiba Carrier Corporation

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. TCC designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC's advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba's iconic brand. The acquisition was completed on August 1, 2022. As a result, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and reported within our HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

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

Russia's Invasion of Ukraine

In February 2022, Russian forces initiated a military action against Ukraine. As a result, the European Union, the United States, the United Kingdom and other countries have imposed sanctions that have increased global economic and political uncertainty. We operated in Russia through a Russia-based subsidiary and a joint venture which represented less than 1% of our total assets and revenue. On March 10, 2022, we announced that we were suspending business operations in Russia, honoring existing contractual obligations in a manner that fully complies with all sanctions and trade controls imposed. As of December 31, 2022, we have ceased all operations in Russia. While neither Russia nor Ukraine constitute a material portion of our business, the conflict could lead to disruption, instability and volatility in global markets and industries that could negatively impact our results of operations. We continue to monitor the evolving impacts of this conflict and its effect on the global economy and geopolitical landscape.

Sale of Chubb Fire & Security Business

On July 26, 2021, we entered into a stock purchase agreement to sell our Chubb business to APi. Chubb, which was reported within our Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. On January 3, 2022, we completed the Chubb Sale for net proceeds of $2.9 billion and recognized a gain on the sale of $1.1 billion during the year ended December 31, 2022.

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
RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity for the year ended December 31, 2022 compared with December 31, 2021. This discussion should be read in conjunction with Item 8, the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. A detailed discussion of the year ended December 31, 2021 compared with December 31, 2020 is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's 2021 Annual Report on Form 10-K, filed with the SEC on February 8, 2022, under the heading "Results of Operations," which is incorporated herein by reference.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

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

The results of TCC's operations are included in our consolidated results since the acquisition date of August 1, 2022. Prior to the acquisition, we accounted for our minority ownership in TCC under the equity method of accounting and recognized our portion of earnings within Equity method investment in net earnings as part of operating expenses. As a result, prior period results may not be comparable to the current period.

The following represents our consolidated net sales and operating results:

(In millions)	2022	2021	Period Change	% Change
Net sales	$20,421	$20,613	$(192)	(1)%
Cost of products and services sold	(14,957)	(14,633)	(324)	2%
Gross margin	5,464	5,980	(516)	(9)%
Operating expenses	(949)	(3,335)	2,386	(72)%
Operating profit	4,515	2,645	1,870	71%
Non-operating income (expense), net	(223)	(245)	22	(9)%
Income from operations before income taxes	4,292	2,400	1,892	79%
Income tax expense	(708)	(699)	(9)	1%
Net income from operations	3,584	1,701	1,883	111%
Less: Non-controlling interest in subsidiaries' earnings from operations	50	37	13	35%
Net income attributable to common shareowners	$3,534	$1,664	$1,870	112%

Net Sales

For the year ended December 31, 2022, Net sales was $20.4 billion, a 1% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

2022
Organic / Operational	8%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(6)%
Total % change	(1)%

Organic sales for the year ended December 31, 2022 increased by 8% compared with the same period of 2021. We continue to benefit from the demand for energy-efficient, digital products and healthy building solutions. In addition, pricing improvements more than offset inflationary impacts in each of our segments. The organic increase was primarily driven by our HVAC segment due to pricing improvements in our North America residential and light commercial business and improved global end-markets in our Commercial HVAC business. Refrigeration results were flat as each of the segment's businesses experienced challenges in certain end markets during the second half of the year. Pricing improvements in our Fire & Security segment were the primary driver of growth compared with the prior year while supply chain and logistics constraints continue to be challenging. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the year ended December 31, 2022, gross margin was $5.5 billion, a 9% decrease compared with the same period of 2021. The components were as follows:

(In millions)	2022	2021
Net sales	$20,421	$20,613
Cost of products and services sold	(14,957)	(14,633)
Gross margin	$5,464	$5,980
Percentage of net sales	26.8%	29.0%

Gross margin decreased by $516 million compared with the year ended December 31, 2021. A main driver of the decrease related to incremental costs of products and services sold associated with TCC since the date of acquisition, which included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 50 basis point impact on gross margin as a percentage of Net sales. In addition, each of our segments continue to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. However, these impacts were partially offset by ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Although pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 220 basis points compared with the same period of 2021.

Operating Expenses

For the year ended December 31, 2022, operating expenses, including Equity method investment net earnings, was $0.9 billion, a 72% decrease compared with the same period of 2021. The components were as follows:

	For the Year Ended December 31,
(In millions)	2022	2021
Selling, general and administrative	$(2,512)	$(3,120)
Research and development	(539)	(503)
Equity method investment net earnings	262	249
Other income (expense), net	1,840	39
Operating expenses	$(949)	$(3,335)
Percentage of net sales	4.6%	16.2%

For the year ended December 31, 2022, Selling, general and administrative expenses were $2.5 billion, a 19% decrease compared with the same period of 2021. The decrease is primarily due to the Chubb Sale on January 3, 2022. In addition, lower restructuring charges and the benefit provided by changes in the fair value of cash-settled equity awards further contributed to the decrease. These amounts were partially offset by incremental selling, general and administrative expenses associated with TCC since the date of acquisition and $31 million of acquisition-related costs. The year ended December 31, 2021 included $43 million of costs related to the Chubb Sale and $20 million of costs related to the Separation.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the year ended December 31, 2022, Equity method investment net earnings were $262 million, a 5% increase compared with the same period of 2021. The increase was primarily related to a $27 million gain on the sale of two minority owned subsidiaries by one of our joint ventures. In addition, higher earnings in HVAC joint ventures in Asia and North America further benefited earnings. These amounts were partially offset by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $705 million non-cash gain associated with the increase in our ownership interest. In addition, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion during the twelve months ended December 31, 2022.

Non-Operating Income (Expense), net

For the year ended December 31, 2022, Non-operating income (expense), net was $223 million, a 9% decrease compared with the same period of 2021. The components were as follows:

	For the Year Ended December 31,
(In millions)	2022	2021
Non-service pension benefit (expense)	$(4)	$61

Interest expense	(302)	(319)
Interest income	83	13
Interest (expense) income, net	(219)	(306)

Non-operating income (expense), net	$(223)	$(245)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the year ended December 31, 2022, interest expense was $302 million, a 5% decrease compared with the same period of 2021. During the year ended December 31, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income. During the year ended December 31, 2021, we incurred a make-whole premium of $17 million and write-off of $2 million of unamortized deferred financing costs as a result of the redemption of our $500 million 1.923% Notes originally due in February 2023.

Income Taxes

	2022	2021
Effective tax rate	16.5%	29.1%

The effective tax rate for the year ended December 31, 2022 was lower than our statutory U.S. federal income tax rate. The decrease was driven by a lower effective tax rate on the $705 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC, a lower effective tax rate on the $1.1 billion Chubb gain and $45 million of foreign tax credits generated and utilized in the current year. The effective tax rate for the year ended December 31, 2021 was higher than our statutory U.S. federal income tax rate. The increase was driven by a net tax charge of $157 million primarily relating to the re-organization and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of Chubb and a $43 million deferred tax charge as a result of the tax rate increase from 19% to 25% in the United Kingdom. These amounts were partially offset by a favorable tax adjustment of $70 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from the re-organization of a German subsidiary.

Segment Review

We conduct our operations through three reportable segments:
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

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Margin
(In millions)	2022	2021	2022	2021	2022	2021
HVAC	$13,408	$11,390	$2,610	$1,738	19.5%	15.3%
Refrigeration	3,883	4,127	483	476	12.4%	11.5%
Fire & Security	3,570	5,515	1,630	662	45.7%	12.0%
Total segment	$20,861	$21,032	$4,723	$2,876	22.6%	13.7%

HVAC Segment

For the year ended December 31, 2022, Net sales in our HVAC segment was $13.4 billion, an 18% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	12%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	8%
Total % change	18%

The organic increase in Net sales of 12% was driven by continued strong results across each of the segment's businesses. Increased sales in our North America residential and light commercial business (up 14%) were primarily driven by pricing improvements and end market demand. These amounts were partially offset by volume reductions in certain end markets. Increased sales in our Commercial HVAC business (up 9%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw growth in North America and Asia while growth in Europe was tempered by current economic conditions and inflationary cost pressures which impacted end-market demand. Increased sales in our Global Comfort Solutions business (up 8%) were primarily driven by pricing improvements. While current demand remains strong, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations. In addition, results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Consolidated Financial Statements since the date of acquisition. The transaction added 7% to Net sales for the year ended December 31, 2022 and is included in Acquisitions and divestitures, net.

On June 1, 2021, the Commercial HVAC business acquired a 70% controlling interest in Guangdong Giwee Group and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership interest on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The results of Giwee have been included in our Consolidated Financial Statements since the date of acquisition. The transaction added 1% to Net sales during the year ended December 31, 2022 and is included in Acquisitions and divestitures, net.

For the year ended December 31, 2022, Operating profit in our HVAC segment was $2.6 billion, a 50% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	10%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(1)%
Restructuring	1%
Other	41%
Total % change	50%

The operational profit increase of 10% was primarily attributable to pricing improvements compared with the prior year. Higher earnings from equity method investments in Asia and North America also benefited operational profit and included a $27 million gain on the sale of two minority owned subsidiaries by one of our joint ventures. These amounts were partially offset by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. In addition, productivity initiatives provided further benefits to operational profit. These amounts were partially offset by the higher costs of commodities and components used in our products as well as higher freight and logistics costs.

In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $705 million non-cash gain associated with the increase in our ownership interest in Other. In addition, amounts reported in Other include a $22 million charge resulting from a litigation matter recognized during the year ended December 31, 2022.

Refrigeration Segment

For the year ended December 31, 2022, Net sales in our Refrigeration segment was $3.9 billion, a 6% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	—%
Foreign currency translation	(6)%
Total % change	(6)%

Organic Net sales were flat compared to the prior year as each of the segment's businesses experienced challenges in certain end markets during the second half of the year. Results for Commercial refrigeration were flat compared with the prior year, primarily driven by continued supply chain constraints and lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, ongoing growth in Asia was more than offset by fourth quarter COVID-19 impacts. These impacts were offset by pricing improvements. Transport refrigeration sales were flat compared to the prior year as pricing improvements and strong end market demand in the U.S. and Europe were offset by continued weakness in the marine sector. The year ended December 31, 2021 reflected a significant rebound in demand associated with the cyclical decline that began in late 2019 as well as the demand for global transportation and COVID-19 vaccine-related cargo monitoring. In addition, supply chain and logistics constraints continue to be challenging, negatively impacting our sales and results of operations.

For the year ended December 31, 2022, Operating profit in our Refrigeration segment was $483 million, a 2% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	5%
Foreign currency translation	(7)%
Restructuring	3%
Other	1%
Total % change	2%

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

Fire & Security Segment

For the year ended December 31, 2022, Net sales in our Fire & Security segment was $3.6 billion, a 35% decrease compared with the same period of 2021. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	5%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(38)%
Total % change	(35)%

The organic increase in Net sales of 5% was primarily driven by pricing improvements compared with the prior year. The segment primarily saw growth in both residential and commercial sales in the Americas and Europe as sales in China decreased as a result of current economic conditions and reduced end-market demand. Global industrial sales also benefited segment results with pricing improvements and strong demand. Results for 2021 reflected a significant rebound in demand after initial weakness associated with the COVID-19 pandemic. In addition, supply chain constraints continue to be challenging, negatively impacting our sales and results of operations.

Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. During the year ended December 31, 2021, Net sales in our Fire & Security segment were $5.5 billion, which included $2.2 billion from our Chubb business. Absent the results of Chubb, Net sales increased 6% from $3.3 billion to $3.6 billion.

For the year ended December 31, 2022, Operating profit in our Fire & Security segment was $1.6 billion, a 146% increase compared with the same period of 2021. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	(5)%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(15)%
Restructuring	2%
Other	166%
Total % change	146%

The operational profit decrease of 5% was primarily attributable to the higher costs of commodities and components used in our products and higher freight and logistics costs. In addition, unfavorable mix and lower volumes further impacted results compared with the prior year. These amounts were partially offset by pricing improvements and favorable productivity initiatives.
Acquisitions and divestitures, net primarily relates to the prior year results of our Chubb business, the sale of which was completed on January 3, 2022. Amounts reported during the year ended December 31, 2021 include $42 million of transaction costs associated with the divestiture. Amounts reported in Other represent the net gain on the Chubb Sale of $1.1 billion.

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

As of December 31, 2022, we had cash and cash equivalents of $3.5 billion, of which approximately 42% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2022 and 2021, the amount of such restricted cash was $7 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including working capital and potential acquisitions. In addition, we maintain our $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. The Revolving Credit Facility has a commitment fee of 0.125% that is charged on the unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling and bear interest at a variable interest rate plus a ratings-based margin, which was 125 basis points as of December 31, 2022. As of December 31, 2022, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The following table contains several key measures of our financial condition and liquidity:

	As of December 31,
(In millions)	2022	2021
Cash and cash equivalents	$3,520	$2,987
Total debt	$8,842	$9,696
Net debt (total debt less cash and cash equivalents)	$5,322	$6,709
Total equity	$8,076	$7,094
Total capitalization (total debt plus total equity)	$16,918	$16,790
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,398	$13,803
Total debt to total capitalization	52%	58%
Net debt to net capitalization	40%	49%

Borrowings and Lines of Credit

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to long-term notes are expected to approximate $249 million per year, reflecting an approximate weighted-average interest rate of 2.85%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 7 - Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the terms of our long-term debt obligations.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2023	$140
2024	$2
2025	$1,202
2026	$2
2027	$1,306
Thereafter	$6,251

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

On July 15, 2022, we entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, it is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio. On July 25, 2022, we borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the TCC acquisition and to pay related fees and expenses.

The Revolving Credit Facility, the Japanese Term Loan Facility and the indentures for our long-term notes contain affirmative and negative covenants customary for financings of this type, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of December 31, 2022, we were compliant with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of December 31, 2022:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
S&P	BBB	A2	Positive
Moody's	Baa3	P3	Stable
Fitch Ratings	BBB-	F3	Stable

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

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in TCC for $930 million, less cash acquired. The transaction was completed on August 1, 2022 and funded through the Japanese Term Loan Facility and cash on hand. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC. In addition, during the year ended December 31, 2022, we acquired other consolidated businesses and minority-owned businesses. The aggregate cash paid for these acquisitions, net of cash acquired, totaled $77 million and was funded through cash on hand.

Share Repurchase Program

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. In July 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. In October 2022, our Board of Directors approved an additional $2.0 billion increase to our existing $2.1 billion share repurchase program. Since inception, we repurchased 42.1 million shares of our common stock for an aggregate purchase price of $1.9 billion. As of December 31, 2022, we have approximately $2.2 billion remaining under the current authorization.

Dividends

We paid dividends on our common stock of $0.60 per share during the year ended December 31, 2022, totaling $509 million. On December 7, 2022, the Board of Directors declared a dividend of $0.185 per share of common stock which represents a 23% increase over the prior quarterly dividend. It is payable on February 10, 2023 to shareowners of record at the close of business on December 22, 2022.

Discussion of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021
Cash provided by (used in):
Operating activities	$1,743	$2,237
Investing activities	1,745	(692)
Financing activities	(2,931)	(1,562)
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	(16)
Net increase (decrease) in cash and cash equivalents and restricted cash	$501	$(33)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. We define working capital as the assets and liabilities, other than cash, generated through our primary operating activities. The year-over-year decrease in net cash provided by operating activities was driven by higher working capital balances. Ongoing customer demand and an increase in safety stock led to higher inventory balances. In addition, higher account receivable balances more than offset higher accounts payable balances.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the year ended December 31, 2022, net cash provided by investing activities was $1.7 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of TCC and several other businesses and minority-owned businesses, which totaled $506 million, net of cash acquired and $353 million of capital expenditures. During the year ended December 31, 2021, net cash used in investing activities was $692 million. The primary driver of the outflow related to the acquisition of several businesses and a minority-owned business, which totaled $366 million, net of cash acquired and $344 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the year ended December 31, 2022 net cash used in financing activities was $2.9 billion. The primary driver of the outflow related to the payment of $1.4 billion to repurchase shares of our common stock. In addition, we settled our tender offers for $1.15 billion and paid $509 million in dividends to our common shareowners. During the year ended December 31, 2021 net cash used in financing activities was $1.6 billion. The primary drivers of the outflow resulted from the repurchase of $527 million of our common stock, the redemption of our 1.923% Notes of $500 million and the payment of $417 million in dividends to our common shareowners.

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

For our 2022 impairment test, we elected to perform a quantitative test on our Commercial HVAC reporting unit prior to the TCC acquisition and the subsequent creation of a separate Global Comfort Solutions reporting unit. We utilized a discounted cash flow method under the income approach to estimate the fair value of the Commercial HVAC reporting unit prior to the reorganization, the results of which did not indicate any goodwill impairment. We then reassigned goodwill among our Commercial HVAC and Global Comfort Solutions reporting units using a relative fair value approach and performed a goodwill impairment assessment using a discounted cash flow method under the income approach to estimate the fair value of the reporting units. The results did not indicate any goodwill impairment. For each test, we relied on our estimates of future cash flows, long-term growth rates, discount rates and income tax rates and explicitly addressed factors such as timing, growth and margins with due consideration given to forecasting, market and geographic risk.

For the remaining goodwill and indefinite-lived intangible assets tests, we elected to perform qualitative step zero assessments to determine if it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which our reporting units operate and where the intangible assets are utilized and the forecasted growth of the global industrial products industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, changes in the nature of each business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry and competitive environment, changes in the composition or carrying amount of net assets and any intention to sell or dispose of a reporting unit or cease the use of any indefinite-lived intangible assets. Based upon our qualitative analysis, we determined that our goodwill and indefinite-lived intangible assets were not impaired.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits to the extent that realizing these benefits is considered in our judgment to be more likely than not. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. We review the realizability of our deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required and will adjust our estimate if significant events so dictate. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

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

Employee Benefit Plans

We provide a range of benefit plans to eligible current and former employees. We account for our benefits plans in accordance with ASC 715, Compensation – Retirement Benefits ("ASC 715"), which requires balance sheet recognition of the overfunded or underfunded status of pension plans. The determination of the amounts associated with these benefits is performed by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Actual results may differ from the actuarial assumptions and are generally recorded in Accumulated other comprehensive income (loss) and amortized into Net income from operations over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate.

A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements. The following table summarizes the estimated sensitivity of our 2022 projected benefit obligation and net periodic pension (benefit) cost to a 25 basis point change in the discount rate:

(In millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(20)	$21
Net periodic pension (benefit) cost	$(1)	$1

Net periodic pension (benefit) cost is also sensitive to changes in the expected return on plan assets. An increase or decrease of 25 basis points in the expected return on plan assets would have decreased or increased 2022 pension expense by approximately $1 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. There has been no significant change in our exposure to market risk for the year ended December 31, 2022.

Foreign Currency Exposures. We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to exchange rate movements in relation to our reporting currency, the U.S. dollar. Many of our non-U.S. operations have a functional currency other than the U.S. dollar. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. We actively manage material currency exposures that are associated with purchases and sales and other assets and liabilities at the legal entity level; however, we do not hedge currency translation risk.

In connection with the TCC acquisition, we entered into cross currency swaps and the Japanese Term Loan Facility to fund the Yen-denominated purchase price. We designated the cross currency swaps and the Japanese Term Loan Facility as a hedge of our investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the cross currency swaps and the carrying value of the Japanese Term Loan Facility associated with foreign exchange rate movements are recorded in Equity in the Consolidated Balance Sheet. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, there could be a net earnings impact.

Commodity Price Exposures. We are exposed to volatility in the prices of commodities used in some of our products and when appropriate, we use fixed price contracts to manage this exposure. In addition, we are exposed to fuel costs to ship our products and materials. We do not have commodity hedge contracts in place at December 31, 2022.

Interest Rate Exposures. Substantially all of our long-term debt has fixed interest rates. As a result, any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Toshiba Carrier Corporation (TCC) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded TCC from our audit of internal control over financial reporting. TCC is a majority-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 7% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition from Contracts with Customers

As described in Note 13 to the consolidated financial statements, the Company recognized $20,421 million of consolidated revenue for the year ended December 31, 2022. Some of the Company’s contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally the time of shipment. The remaining portion of the Company's performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. The Company includes variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount and when it is probable that a significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. In addition, the Company customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. The Company accounts for estimated incentive payments as a reduction in sales at the time a sale is recognized.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process on the Company’s point-in-time and over-time contracts with customers, including controls over the determination of total estimated costs at completion for revenue recognized on an over-time basis. These procedures also included, among others (i) evaluating management’s significant accounting policies related to revenue recognition; (ii) testing the appropriateness of the timing and amount of revenue recognized for a sample of point-in-time revenue transactions by obtaining and inspecting source documents, such as contracts with customers, purchase order information, shipping documents, cash receipts, and other documentation; and (iii) evaluating and testing management’s process for determining the total estimated costs at completion for a sample of over-time revenue contracts, which included evaluating the total estimated costs at completion used by management by considering factors that can affect the accuracy of those estimates. Evaluating the total estimated costs at completion for revenue recognized on an over-time basis involved comparing the originally estimated costs and actual costs incurred, including identifying circumstances that may warrant a modification to the total estimated costs to complete.

Acquisition of TCC – Valuation of Technology, Trademark, and Certain Customer Relationships Intangible Assets

As described in Note 19 to the consolidated financial statements, on August 1, 2022, the Company acquired a majority ownership interest in TCC for $930 million, which resulted in the recognition of intangible assets including $220 million of technology, $180 million of trademark, and $497 million of customer relationships. The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, earnings before interest and taxes (“EBIT”) margins, discount rates, customer attrition rates, and royalty rates, among others.

The principal considerations for our determination that performing procedures relating to the valuation of technology, trademark, and certain customer relationships intangible assets acquired in the acquisition of TCC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the technology, trademark, and certain customer relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to certain royalty rates used in the valuation of the technology, the discount rate and royalty rate used in the valuation of the trademark, and certain projected revenue growth rates, EBIT margins, discount rates, and customer attrition rates used in the valuation of certain customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combination accounting, including controls over management’s valuation of the technology, trademark, and certain customer relationships intangible assets and controls over the development of significant assumptions related to projected revenue growth rates, EBIT margins, discount rates, customer attrition rates, and royalty rates, as applicable to the respective intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimate of the technology, trademark, and certain customer relationships intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the underlying data used by management, and evaluating the reasonableness of the aforementioned significant assumptions. Evaluating management’s assumptions related to certain projected revenue growth rates and EBIT margins involved considering TCC’s historical performance, consistency with economic and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation methods and the evaluation of the reasonableness of the significant assumptions related to discount rates, customer attrition rates, and certain royalty rates.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 7, 2023

We have served as the Company's auditor since 2019.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Net sales
Product sales	$18,250	$17,214	$14,347
Service sales	2,171	3,399	3,109
	20,421	20,613	17,456
Costs and expenses
Cost of products sold	(13,337)	(12,300)	(10,185)
Cost of services sold	(1,620)	(2,333)	(2,162)
Research and development	(539)	(503)	(419)
Selling, general and administrative	(2,512)	(3,120)	(2,820)
	(18,008)	(18,256)	(15,586)
Equity method investment net earnings	262	249	207
Other income (expense), net	1,840	39	1,006
Operating profit	4,515	2,645	3,083
Non-service pension benefit (expense)	(4)	61	60
Interest (expense) income, net	(219)	(306)	(288)
Income from operations before income taxes	4,292	2,400	2,855
Income tax expense	(708)	(699)	(849)
Net income from operations	3,584	1,701	2,006
Less: Non-controlling interest in subsidiaries' earnings from operations	50	37	24
Net income attributable to common shareowners	$3,534	$1,664	$1,982

Earnings per share
Basic	$4.19	$1.92	$2.29
Diluted	$4.10	$1.87	$2.25

Weighted-average number of shares outstanding
Basic	843.4	867.7	866.5
Diluted	861.2	890.3	880.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Net income from operations	$3,584	$1,701	$2,006
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period	(551)	(322)	604
Less: reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income (expense), net	—	8	—
Chubb divestiture	(574)	—	—
Foreign currency translation adjustments arising during period	(1,125)	(314)	604

Pension and post-retirement benefit plans:
Net actuarial gain (loss) arising during period	63	53	(94)
Amortization of actuarial (gain) loss and prior service credit	11	34	24
Chubb divestiture	329	—	—
Other	—	—	(35)
	403	87	(105)
Tax (expense) benefit	(3)	(17)	22
Pension and post-retirement benefit plans adjustments arising during the period	400	70	(83)

Other comprehensive income (loss), net of tax	(725)	(244)	521
Comprehensive income (loss)	2,859	1,457	2,527
Less: Comprehensive income (loss) attributable to non-controlling interest	(24)	(37)	(37)
Comprehensive income (loss) attributable to common shareowners	$2,835	$1,420	$2,490
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31,
(In millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$3,520	$2,987
Accounts receivable, net	2,833	2,403
Contract assets, current	537	503
Inventories, net	2,640	1,970
Assets held for sale	—	3,168
Other assets, current	349	376
Total current assets	9,879	11,407
Future income tax benefits	612	563
Fixed assets, net	2,241	1,826
Operating lease right-of-use assets	642	640
Intangible assets, net	1,342	509
Goodwill	9,977	9,349
Pension and post-retirement assets	26	43
Equity method investments	1,148	1,593
Other assets	219	242
Total Assets	$26,086	$26,172
Liabilities and Equity
Accounts payable	$2,833	$2,334
Accrued liabilities	2,610	2,561
Contract liabilities, current	449	415
Liabilities held for sale	—	1,134
Current portion of long-term debt	140	183
Total current liabilities	6,032	6,627
Long-term debt	8,702	9,513
Future pension and post-retirement obligations	349	380
Future income tax obligations	568	354
Operating lease liabilities	529	527
Other long-term liabilities	1,830	1,677
Total Liabilities	18,010	19,078
Commitments and contingent liabilities (Note 23)
Equity
Common stock, par value $0.01; 4,000,000,000 shares authorized; 876,487,480 and 873,064,219 shares issued; 834,664,966 and 863,039,097 outstanding as of December 31, 2022 and 2021, respectively	9	9
Treasury stock - 42,103,995 common shares	(1,910)	(529)
Additional paid-in capital	5,481	5,411
Retained earnings	5,866	2,865
Accumulated other comprehensive income (loss)	(1,688)	(989)
Non-controlling interest	318	327
Total Equity	8,076	7,094
Total Liabilities and Equity	$26,086	$26,172
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions)	UTC Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of January 1, 2020	$15,355	$(1,253)	$—	$—	$—	$—	$333	$14,435
Net income	96	—	—	—	—	1,886	24	2,006
Other comprehensive income (loss), net of tax	—	508	—	—	—	—	13	521
Capital contribution to non-controlling interest	—	—	—	—	—	—	4	4
Dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(243)	—	(243)
Shares issued under incentive plans, net	—	—	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(48)	(48)
Net transfers to UTC	(11,014)	—	—	—	—	—	—	(11,014)
Adoption impact of ASU 2016-13	(4)	—	—	—	—	—	—	(4)
Net transfers from UTC	859	—	—	—	—	—	—	859
Reclassification of UTC Net Investment to Common stock and Additional paid-in capital	(5,292)	—	9	—	5,283	—	—	—
Balance as of December 31, 2020	$—	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	—	1,664	37	1,701
Other comprehensive income (loss), net of tax	—	(244)	—	—	—	—	—	(244)
Dividends declared on common stock ($0.51 per share)	—	—	—	—	—	(442)	—	(442)
Shares issued under incentive plans, net	—	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	92	—	—	92
Acquisition (sale) of non-controlling interest, net	—	—	—	—	(2)	—	2	—
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(38)	(38)
Treasury stock repurchases	—	—	—	(529)	—	—	—	(529)
Balance as of December 31, 2021	$—	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	—	3,534	50	3,584
Other comprehensive income (loss), net of tax	—	(699)	—	—	—	—	(26)	(725)
Dividends declared on common stock ($0.64 per share)	—	—	—	—	—	(533)	—	(533)
Shares issued under incentive plans, net	—	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends attributable to non-controlling interest	—	—	—	—	—	—	(50)	(50)
Acquisition of non-controlling interest	—	—	—	—	5	—	22	27
Sale of non-controlling interest	—	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	—	(1,381)	—	—	—	(1,381)
Balance as of December 31, 2022	$—	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2022	2021	2020
Operating Activities
Net income from operations	$3,584	$1,701	$2,006
Adjustments to reconcile net income from operations to net cash flows from operating activities
Depreciation and amortization	380	338	336
Deferred income tax provision	(124)	(74)	97
Stock-based compensation cost	77	92	77
Equity method investment net earnings	(262)	(249)	(207)
Impairment charge on minority-owned joint venture investments	—	2	72
(Gain) loss on extinguishment of debt	(36)	—	—
(Gain) loss on sale of investments	(1,815)	2	(1,123)
Changes in operating assets and liabilities
Accounts receivable, net	(145)	(97)	49
Contract assets, current	(51)	(47)	(9)
Inventories, net	(334)	(408)	(240)
Other assets, current	104	(11)	3
Accounts payable and accrued liabilities	61	829	237
Contract liabilities, current	29	51	46
Defined benefit plan contributions	(16)	(47)	(41)
Distributions from equity method investments	148	159	169
Other operating activities, net	143	(4)	220
Net cash flows provided by (used in) operating activities	1,743	2,237	1,692

Investing Activities
Capital expenditures	(353)	(344)	(312)
Proceeds on sale of investments	—	7	1,377
Investment in businesses, net of cash acquired	(506)	(366)	—
Dispositions of businesses	2,902	—	—
Settlement of derivative contracts, net	(194)	4	40
Payment to former shareholders of TCC	(104)	—	—
Other investing activities, net	—	7	1
Net cash flows provided by (used in) investing activities	1,745	(692)	1,106

Financing Activities
(Decrease) increase in short-term borrowings, net	(140)	13	(23)
Issuance of long-term debt	432	140	11,784
Repayment of long-term debt	(1,275)	(704)	(1,911)
Repurchases of common stock	(1,380)	(527)	—
Dividends paid on common stock	(509)	(417)	(138)
Dividends paid to non-controlling interest	(46)	(42)	(48)
Net transfers to UTC	—	—	(10,359)
Other financing activities, net	(13)	(25)	14
Net cash flows provided by (used in) financing activities	(2,931)	(1,562)	(681)
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	(16)	45
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	501	(33)	2,162
Less: Change in cash balances classified as assets held for sale	—	60	—
Net increase (decrease) in cash and cash equivalents and restricted cash	501	(93)	2,162
Cash, cash equivalents and restricted cash, beginning of period	3,026	3,119	957
Cash, cash equivalents and restricted cash, end of period	3,527	3,026	3,119
Less: restricted cash	7	39	4
Cash and cash equivalents, end of period	$3,520	$2,987	$3,115

The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
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

NOTE 2: BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") as defined by the Financial Accounting Standards Board ("FASB") within the FASB Accounting Standards Codification ("ASC"). Inter-company accounts and transactions have been eliminated. Related party transactions between the Company and its equity method investees have not been eliminated. Certain immaterial amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Non-controlling interest as a component of Total equity in the accompanying Consolidated Balance Sheet and the Non-controlling interest in subsidiaries' earnings from operations are presented as an adjustment to Net income from operations used to arrive at Net income attributable to common shareowners in the accompanying Consolidated Statement of Operations. Partially-owned equity affiliates represent 20 to 50% ownership interests in investments where the Company demonstrates significant influence, but does not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method.

Acquisition of Toshiba Carrier Corporation

On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in Toshiba Carrier Corporation (“TCC”), a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The acquisition was completed on August 1, 2022. As a result, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and reported within the Company’s HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC. See Note 19 - Acquisitions for additional information.

Sale of Chubb Fire & Security Business

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi"). As a result, the assets and liabilities of Chubb are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2021 and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of Chubb was completed on January 3, 2022 (the "Chubb Sale"). See Note 20 - Divestitures for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of the Company into an independent, publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of the Company to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

The Company's financial statements for the periods prior to the Separation and the Distribution are prepared on a "carve-out" basis and include all amounts directly attributable to the Company. Net cash transfers and other property transferred between UTC and the Company, including related party receivables and payables between the Company and other UTC affiliates, are presented as Net transfers to UTC within UTC Net Investment in the accompanying Consolidated Financial Statements. In addition, the financial statements include allocations of costs for administrative functions and services performed on behalf of the Company by centralized groups within UTC. All allocations and estimates in the accompanying Consolidated Financial Statements are based on assumptions that management believes are reasonable. The allocated centralized costs for the year ended December 31, 2020 were $43 million and are primarily included in Selling, general and administrative in the accompanying Consolidated Statement of Operations.

The Company's financial statements for the periods subsequent to April 3, 2020 are consolidated financial statements based on the reported results of Carrier as a stand-alone company. Following the Separation and Distribution, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of December 31, 2022, only the Tax Matters Agreement ("TMA") remains in effect. In addition, the Company incurred separation-related costs of $20 million and $141 million for the years ended December 31, 2021 and 2020, respectively. These costs are primarily included in Selling, general and administrative in the accompanying Consolidated Statement of Operations and consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent, publicly traded company.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. On occasion, the Company is required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. Restricted cash of $7 million and $39 million is included in Other assets, current as of December 31, 2022 and 2021, respectively.

Accounts Receivable. Accounts receivable consist of billed amounts owed for products shipped to or services performed for customers. Amounts are recorded net of an allowance for expected credit losses which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. The allowance is determined using a combination of factors including a reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical credit loss experience with its end markets, customer base and products. In addition, the Company considers knowledge of specific customers, current market conditions as well as reasonable and supportable forecasts of future events and economic conditions. As of December 31, 2022 and 2021, the allowance for expected credit losses was $117 million and $88 million, respectively. These estimates and assumptions are reviewed periodically with the effects of changes, if any, reflected in the Consolidated Statement of Operations in the period that they are determined.

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

Per ASC 360, Property, Plant and Equipment ("ASC 360"), the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Goodwill and Intangible Assets. The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and other indefinite-lived intangibles are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset.

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

The range of useful lives approximate the following (in years):

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

Leases. The Company accounts for leases in accordance with ASC 842, Leases ("ASC 842"), which requires a lessee to record a right-of-use ("ROU") asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments except when an implicit interest rate is readily determinable. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

Income Taxes. The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits to the extent that realizing these benefits is considered in its judgment to be more likely than not. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required and will adjust its estimate if significant events so dictate. To the extent that the ultimate results differ from the Company's original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

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

Pension and Post-retirement Obligations. The Company provides a range of benefit plans to eligible current and former employees. The Company accounts for its benefit plans in accordance with ASC 715, Compensation - Retirement Benefits ("ASC 715") which requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Determining the amounts associated with these benefits are performed by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Actual results may differ from the actuarial assumptions and are generally recorded in Accumulated other comprehensive income (loss) and amortized into Net income from operations over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. See Note 10 – Employee Benefit Plans for additional information.

Business Combinations. In accordance with ASC 805, Business Combinations ("ASC 805"), acquisitions that meet the definition of a business are recorded using the acquisition method of accounting. We recognize and measure the identifiable assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date at fair value. The valuation of intangible assets is determined by an income approach methodology, using assumptions such as projected future revenues, customer attrition rates, royalty rates, tax rates and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

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

Research and Development. The Company conducts research and development activities with a focus on new product development and technology innovation. These costs are charged to expense as incurred. For the years ended December 31, 2022, 2021 and 2020, these costs amounted to $539 million, $503 million and $419 million, respectively.

Recent Pronouncements

The FASB ASC is the sole source of authoritative GAAP other than United States Securities and Exchange Commission ("SEC') issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.

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

In November 2020, the SEC issued Final Rule Release No. 33-10980, which amends the requirements for providing selected quarterly financial data, contractual obligations and management discussion and analysis. These modifications were required after August 9, 2021. The Company applied the requirements of this release in its 2021 Annual Report on Form 10-K.

NOTE 4: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain Carrier entities use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	2022	2021
Raw materials	$884	$559
Work-in-process	230	197
Finished goods	1,526	1,214
Inventories, net	$2,640	$1,970

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $190 million and $154 million as of December 31, 2022 and 2021, respectively.

Certain entities use LIFO to determine the cost of inventory. If inventories that were valued using the LIFO method had been valued under the FIFO method, the net book value of the inventories would have been higher by $199 million and $141 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, approximately 26% and 31%, respectively, of all inventory utilized the LIFO method.

NOTE 5: FIXED ASSETS, NET

Fixed assets, net consisted of the following:

(In millions)	Estimated Useful Lives (Years)	2022	2021
Land		$126	$114
Buildings and improvements	20 to 40	1,251	1,084
Machinery, tools and equipment	3 to 25	2,409	2,093
Rental assets	3 to 12	390	381
Other, including assets under construction		347	304
Fixed assets, gross		4,523	3,976
Accumulated depreciation		(2,282)	(2,150)
Fixed assets, net		$2,241	$1,826

Depreciation expense was $256 million, $238 million and $234 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2020	$5,489	$1,251	$3,399	$10,139
Goodwill resulting from business combinations (1)	261	(1)	60	320
Reclassified to held for sale (2)	—	—	(940)	(940)
Foreign currency translation	(92)	(22)	(56)	(170)
Balance as of December 31, 2021	$5,658	$1,228	$2,463	$9,349
Goodwill resulting from business combinations (1)	904	—	1	905
Foreign currency translation	(170)	(31)	(76)	(277)
Balance as of December 31, 2022	$6,392	$1,197	$2,388	$9,977
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

Identifiable intangible assets consisted of the following:

	2022			2021
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,431	$(720)	$711	$945	$(699)	$246
Patents and trademarks	401	(191)	210	232	(182)	50
Service portfolios and other	953	(595)	358	688	(539)	149
	2,785	(1,506)	1,279	1,865	(1,420)	445
Unamortized:
Trademarks and other	63	—	63	64	—	64
Intangible assets, net	$2,848	$(1,506)	$1,342	$1,929	$(1,420)	$509

Amortization of intangible assets was $124 million, $98 million and $102 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated future amortization of intangible assets is as follows:

(In millions)	2023	2024	2025	2026	2027
Future amortization	$246	$194	$170	$136	$99

Annual Impairment Assessment

The Company tested its goodwill and indefinite-lived intangible assets for impairment as part of its annual assessment. For each test except one, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset exceeded their carrying amount. The remaining test related to the TCC acquisition and the subsequent reorganization of the Company's Commercial HVAC reporting unit in order to create a separate Global Comfort Solutions reporting unit. As a result, the Company performed a quantitative goodwill impairment test on its Commercial HVAC reporting unit prior to the reorganization, the results of which did not indicate any goodwill impairment. The Company then reassigned goodwill among its Commercial HVAC and Global Comfort Solutions reporting units using a relative fair value approach and performed a goodwill impairment assessment. The results did not indicate any goodwill impairment.

NOTE 7: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	2022	2021
2.242% Notes due February 15, 2025	1,200	2,000
2.493% Notes due February 15, 2027	900	1,250
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term notes	8,350	9,500
Japanese Term Loan Facility	404	—
Other debt (including project financing obligations and finance leases)	149	267
Discounts and debt issuance costs	(61)	(71)
Total debt	8,842	9,696
Less: current portion of long-term debt	140	183
Long-term debt, net of current portion	$8,702	$9,513

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

Revolving Credit Facility
On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements of the Company. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling. Pounds Sterling borrowings bear interest at a variable interest rate based on daily simple SONIA plus 0.0326%, Euro borrowings bear interest at EURIBOR rates and U.S. Dollar borrowings bear interest at LIBOR plus a ratings-based margin, which was 125 basis points as of December 31, 2022. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2022, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $38 million and $124 million of debt during the year ended December 31, 2022 and 2021, respectively. Long-term debt repayments associated with these financing arrangements for the years ended December 31, 2022 and 2021 were $160 million and $181 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term Notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of December 31, 2022, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

Tender Offers

On March 15, 2022, the Company commenced tender offers to purchase up to $1.15 billion ("Aggregate Tender Cap") aggregate principal of the Company's 2.242% Notes due 2025 and 2.493% Notes due 2027 (together, the "Senior Notes"). The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, the Company elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion, which included $800 million of Notes due 2025 and $350 million of Notes due 2027. As a result, the Company recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs within Interest (expense) income, net on the accompanying Consolidated Statement of Operations during the year ended December 31, 2022.

Schedule of Long-term Debt Maturities

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2023	$140
2024	$2
2025	$1,202
2026	$2
2027	$1,306
Thereafter	$6,251

As of December 31, 2022, the average maturity of the Company's long-term notes is approximately 12 years and the weighted-average interest rate on its total borrowings is approximately 2.9%. Interest expense associated with long-term debt for the years ended December 31, 2022, 2021 and 2020 was $302 million, $319 million and $298 million, respectively.

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates with changes in fair value reported in earnings in the accompanying Consolidated Statement of Operations.

In connection with the TCC acquisition, the Company funded a portion of the Yen-denominated purchase price with cash on hand by entering into cross currency swaps with SMBC Capital Markets, Inc., as syndication swap arranger, and certain other financial institutions. The fair value of the cross currency swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates as well as credit default swap spreads. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Consolidated Balance Sheet.

The remaining portion of the Yen-denominated purchase price was funded by the Japanese Term Loan Facility. The carrying value of the facility is translated on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. The Company designated the Japanese Term Loan Facility as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the carrying value of the Japanese Term Loan Facility associated with foreign exchange rate movements are recorded in Equity in the Consolidated Balance Sheet.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Fair value measurement:
Derivative assets (1)(3)	$28	$—	$28	$—
Derivative liabilities (2)(3)	$(48)	$—	$(48)	$—

December 31, 2021
Fair value measurement:
Derivative assets (1)	$8	$—	$8	$—
Derivative liabilities (2)	$(35)	$—	$(35)	$—
(1) Included in Other assets, current on the accompanying Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Consolidated Balance Sheet.
(3) Includes cross currency swaps.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Consolidated Balance Sheet:

	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$8,350	$6,832	$9,500	$9,842
(1) Excludes debt discount and issuance costs.

The fair value of the Company's long-term debt is measured based on observable market inputs which are considered Level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short-term nature of these accounts and would be classified as Level 1 in the fair value hierarchy. The Company's financing leases and project financing obligations, included in Long-term debt and Current portion of long-term debt on the accompanying Consolidated Balance Sheet, approximate fair value and are classified as Level 3 in the fair value hierarchy.

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

Operating lease ROU assets and liabilities are reflected on the Consolidated Balance Sheet as follows:

(In millions)	2022	2021
Operating lease right-of-use assets	$642	$640

Accrued liabilities	$(132)	$(130)
Operating lease liabilities	(529)	(527)
Total operating lease liabilities	$(661)	$(657)

Weighted-Average Remaining Lease Term (in years)	7.7	7.8
Weighted-Average Discount Rate	3.4%	3.0%

The operating lease ROU assets include any lease payments related to initial direct costs and prepayments and excludes lease incentives. The Company's leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend. For the majority of its leases with options to extend, those options are up to 5 years with the ability to terminate the lease within 1 to 5 years of inception. The exercise of lease renewal options is at the Company's sole discretion and its lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise.

Supplemental cash flow and lease expense information related to operating leases were as follows:

(In millions)	2022	2021	2020
Operating cash flows for measurement of operating lease liabilities	$145	$197	$213
Operating lease ROU assets obtained in exchange for operating lease obligations	$109	$180	$169

Operating lease expense	$148	$200	$197

Operating lease expense is recognized on a straight-line basis over the lease term. Where applicable, the Company accounts for each separate lease component of a contract and its associated non-lease component as a single lease component.

Undiscounted maturities of operating lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of December 31, 2022 are as follows:

(In millions)
2023	$153
2024	132
2025	106
2026	83
2027	59
Thereafter	231
Total undiscounted lease payments	764
Less: imputed interest	(103)
Total discounted lease payments	$661

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company sponsors both funded and unfunded domestic and international defined benefit pension and defined contribution plans. In addition, the Company contributes to various domestic and international multi-employer defined benefit pension plans.

Pension Plans

Qualified domestic pension plan benefits covering collectively bargained U.S. employees comprise approximately 29% of the projected benefit obligation. This noncontributory defined benefit plan provides benefits on a flat dollar formula based on an employee's location and is closed to new entrants. The non-U.S. plans comprise approximately 71% of the projected benefit obligation; certain of these plans provide participants with one-time payments upon separation of employment rather than a retirement annuity. These plans provide benefits based on a plan specific benefit formula. Non-qualified domestic pension plans provide supplementary retirement benefits to certain employees and are not a material component of the projected benefit obligation.

The following table details information regarding the Company's pension plans:

(In millions)	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$906	$3,224
Service cost	20	27
Interest cost	18	37
Actuarial (gain) loss (1)	(271)	(112)
Benefits paid	(21)	(106)
Curtailment, settlements and special termination benefits	(7)	(54)
Other, including expenses paid	(38)	(48)
Liabilities held for sale (2)	—	(2,062)
Acquisitions (3)	153	—
Benefit obligation at end of year	$760	$906
Change in Plan Assets
Fair value at beginning of year	$591	$3,294
Actual return on plan assets	(170)	67
Company contributions	16	47
Benefits paid	(21)	(106)
Settlements	(7)	(54)
Other, including expenses paid	(18)	(34)
Assets held for sale (2)	—	(2,623)
Acquisitions (3)	60	—
Fair value of assets end of year	$451	$591
Funded status of plans	$(309)	$(315)
Amounts included in the balance sheet:
Other non-current assets	$25	$43
Accrued compensation and benefits	(18)	(10)
Post-employment and other benefit liabilities	(316)	(348)
Net amount recognized	$(309)	$(315)

(1) Reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom, Canada and Germany.
(2) See Note 20 - Divestitures for additional information.
(3) See Note 19 - Acquisitions for additional information.

All plans experienced an improvement in the net deficit position due to a significant increase in the discount rates used to measure the benefit obligations of the plans. Discount rates increased over the measurement period as a result of increases in corporate bond yields. The reduction in the benefit obligation was partially offset by lower plan asset performance. In addition, the acquisition of TCC on August 1, 2022 contributed to the change in the funded position.

The pretax amounts recognized in Accumulated other comprehensive (income) loss are:

(In millions)	Prior Service Cost (Benefit)	Net Actuarial (Gain) Loss	Total
As of December 31, 2021	$15	$595	$610
Current year changes recorded in AOCI	(2)	(476)	(478)
Amortization reclassified to earnings	(2)	(9)	(11)
Settlement/curtailment reclassified to earnings	—	(2)	(2)
Currency translation and other	—	(15)	(15)
As of December 31, 2022	$11	$93	$104

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(In millions)	2022	2021
Projected benefit obligation	$564	$405
Accumulated benefit obligation	$538	$374
Fair value of plan assets	$230	$47

Information for pension plans with projected benefit obligations in excess of plan assets:

(In millions)	2022	2021
Projected benefit obligation	$564	$405
Accumulated benefit obligation	$538	$374
Fair value of plan assets	$230	$47

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

(In millions)	2022 (1)	2021	2020
Service cost	$20	$27	$29
Interest cost	18	37	52
Expected return on plan assets	(27)	(145)	(140)
Amortization of prior service cost	2	2	2
Recognized actuarial net loss	9	32	22
Net settlement, curtailment and special termination benefit loss	2	13	4
Net periodic pension expense (benefit)	$24	$(34)	$(31)
(1) See Note 20 - Divestitures for additional information.

The accumulated benefit obligation for all defined benefit plans was $0.7 billion and $0.9 billion as of December 31, 2022 and 2021, respectively.

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Costs
	2022	2021	2022	2021	2020
Discount rate
Projected benefit obligation	4.2%	2.1%	2.1%	1.4%	2.0%
Interest cost (1)	—%	—%	1.9%	1.2%	1.8%
Service cost (1)	—%	—%	2.8%	2.1%	1.8%
Salary scale	2.4%	3.1%	3.1%	2.8%	3.3%
Expected return on plan assets	—%	—%	5.0%	4.6%	4.9%

(1) The 2022 and 2021 discount rates used to measure the service cost and interest cost applies to the significant plans of the Company. The projected benefit obligation discount rate is used for the service cost and interest cost measurements for non-significant plans.

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

The fair values of pension plan assets by asset category are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject
(In millions)	(Level 1)	(Level 2)	(Level 3)	to Leveling	Total
Asset Category
Public Equities:
Global Equities	$—	$27	$—	$—	$27
Global Equity Funds at net asset value (1) (2)	—	—	—	119	119
Fixed Income Securities:
Governments	—	35	—	24	59
Corporate Bonds	—	45	—	—	45
Fixed Income Securities (2)	—	11	—	156	167
Real Estate (3)	—	1	—	—	1
Other (4) (5)	—	8	—	—	8
Cash & Cash Equivalents (2)(6)	—	25	—	1	26
Subtotal	$—	$152	$—	$300	$452
Other assets and liabilities (7)					(1)
Total as of December 31, 2022					$451

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject
(In millions)	(Level 1)	(Level 2)	(Level 3)	to Leveling	Total
Asset Category
Public Equities:
Global Equities	$—	$29	$—	$—	$29
Global Equity Funds at net asset value (1) (2)	—	—	—	208	208
Fixed Income Securities:
Governments	—	26	—	—	26
Corporate Bonds	—	103	—	—	103
Fixed Income Securities (2)	—	—	—	189	189
Real Estate (3)	—	9	—	—	9
Other (4)(5)	—	5	—	—	5
Cash & Cash Equivalents (2)(6)	—	7	—	3	10
Subtotal	$—	$179	$—	$400	$579
Other assets and liabilities (7)					12
Total as of December 31, 2021 (8)					$591

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
(8) Chubb plan assets for 2021, totaling $2.6 billion are not included within this table, as the business was reclassified as held for sale.

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

For the years ended December 31, 2022, 2021 and 2020, the Company made $16 million, $47 million and $41 million, respectively, of cash contributions to its defined benefit pension plans. The Company expects to make total contributions of approximately $5 million to its defined benefit pension plans in 2023. Contributions do not reflect benefits to be paid directly from corporate assets. Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $38 million in 2023, $38 million in 2024, $40 million in 2025, $45 million in 2026, $50 million in 2027 and $243 million from 2028 through 2031.

Multiemployer Benefit Plans

The Company contributes to various domestic and foreign multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from those of single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions to these plans for the years ended December 31, 2022 and 2021 was $15 million and $14 million, respectively.

Employee Savings Plans

The Company sponsors various employee savings plans. Certain employees of Carrier participate in these plans. Carrier’s contributions to employer sponsored defined contribution plans were $123 million, $115 million and $103 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 11: PRODUCT WARRANTIES

In the ordinary course of business, the Company provides standard warranty coverage on its products. Provisions for these amounts are established at the time of sale and estimated primarily based on product warranty terms and historical claims experience. In addition, the Company incurs discretionary costs to service its products in connection with specific product performance issues. Provisions for these amounts are established when they are known and estimable. The Company assesses the adequacy of its initial provisions and will make adjustments as necessary based on known or anticipated claims or as new information becomes available that suggests it is probable that future costs will be different than estimated amounts. Amounts associated with these provisions are classified on the accompanying Consolidated Balance Sheet as Accrued liabilities or Other long-term liabilities based on their anticipated settlement date.

The changes is the carrying amount of warranty related provisions are as follows:

(In millions)	2022	2021
Balance as of January 1,	$524	$514
Warranties, performance guarantees issued and changes in estimated liability	184	172
Settlements made	(171)	(165)
Other	14	3
Balance as of December 31,	$551	$524

NOTE 12: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of December 31, 2022 and December 31, 2021, 876,487,480 and 873,064,219 shares of common stock were issued, respectively, which includes 42,103,995 and 10,375,654 shares of treasury stock, respectively.

Share Repurchase Program

The Company may purchase its outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Shares acquired are recognized at cost and presented separately on the balance sheet as a reduction to Equity. In July 2021, the Company's Board of Directors approved a $1.75 billion increase to the Company's existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of the Company's outstanding common stock. During 2021, the Company repurchased 10.4 million shares of common stock for an aggregate purchase price of $529 million.

On December 14, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") to repurchase $500 million of its common stock pursuant to the Company's existing share repurchase program. In accordance with the ASR Agreement, the Company received initial delivery of 7.6 million shares on January 4, 2022, representing approximately 80% of the expected share repurchases. The final number of shares under the ASR Agreement was based on the daily average of the volume-weighted average share price of the Company's common stock over the term of the ASR Agreement. Upon final settlement, the Company received an additional 2.7 million shares on February 8, 2022 and recognized $500 million in Treasury stock as a reduction in equity. In addition, the Company's Board of Directors approved a $2 billion increase to the Company's existing share repurchase program in October 2022.

During 2022, the Company repurchased 31.7 million shares of common stock for an aggregate purchase price of $1.4 billion, which includes shares repurchased under the ASR Agreement. As of December 31, 2022, the Company has approximately $2.2 billion remaining under the current authorization.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2020	$(780)	$(473)	$(1,253)
Other comprehensive income (loss) before reclassifications, net	589	2	591
Amounts reclassified, pre-tax	—	(105)	(105)
Tax benefit reclassified	—	22	22
Balance as of December 31, 2020	$(191)	$(554)	$(745)
Other comprehensive income (loss) before reclassifications, net	(322)	53	(269)
Amounts reclassified, pre-tax	8	34	42
Tax benefit reclassified	—	(17)	(17)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
Other comprehensive income (loss) before reclassifications, net	(525)	63	(462)
Amounts reclassified, pre-tax	—	11	11
Tax benefit reclassified	—	(3)	(3)
Chubb divestiture	(574)	329	(245)
Balance as of December 31, 2022	$(1,604)	$(84)	$(1,688)

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

Segment sales disaggregated by product and service are as follows:

(In millions)	2022	2021	2020
Sales Type
Product	$11,882	$9,985	$8,165
Service	1,526	1,405	1,313
HVAC sales	13,408	11,390	9,478

Product	3,432	3,653	2,927
Service	451	474	406
Refrigeration sales	3,883	4,127	3,333

Product	3,372	3,985	3,585
Service	198	1,530	1,400
Fire & Security sales	3,570	5,515	4,985
Total segment sales	20,861	21,032	17,796

Eliminations and other	(440)	(419)	(340)
Consolidated	$20,421	$20,613	$17,456

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

Contract Balances

Total contract assets and liabilities consisted of the following:

(In millions)	2022	2021
Contract assets, current	$537	$503
Contract assets, non-current (included within Other assets)	6	70
Total contract assets	543	573

Contract liabilities, current	(449)	(415)
Contract liabilities, non-current (included within Other long-term liabilities)	(174)	(165)
Total contract liabilities	(623)	(580)
Net contract assets (liabilities)	$(80)	$(7)

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

The Company recognized revenue of $321 million for the year ended December 31, 2022 that was related to contract liabilities as of January 1, 2022. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months. There were no individually significant customers with sales exceeding 10% of total sales for the years ended December 31, 2022, 2021 and 2020.

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

The following table summarizes fair value information for stock options and stock appreciation rights:

	2022 (1)	2021 (1)	2020 (1)
Stock options and stock appreciation rights weighted-average fair value per award	$10.68	$10.13	$4.67
Assumptions:
Volatility	30.8% to 31.3%	31.6% to 34.1%	32.1% to 35.6%
Expected term (in years)	6.1	6.6	7.0
Expected dividend yield	1.5%	1.5%	1.4% to 2.0%
Range of risk-free rates	1.7% to 3.0%	0.7% to 1.4%	0.1% to 1.0%
(1) Carrier has limited historical trading data and used peer group data to estimate expected volatility for the 2022, 2021 and 2020 awards.

The Company used historical employee data, including data prior to the Separation and the Distribution, to estimate expected term. The expected dividend yield is consistent with management's expectations. The risk-free rate is based on the term structure of interest rates at the time the awards were granted.

Changes in stock options and stock appreciation rights outstanding subsequent to the Separation and Distribution were as follows:

	Shares Subject to Option (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (in years)
As of April 3, 2020	36,015	$19.90
Granted	3,921	$17.57
Exercised	(2,620)	$15.81
Cancelled	(584)	$22.31
As of December 31, 2020	36,732	$19.91
Granted	3,194	$38.92
Exercised	(5,934)	$17.59
Cancelled	(1,551)	$23.98
As of December 31, 2021	32,441	$22.02
Granted	2,715	$47.72
Exercised	(3,495)	$17.76
Cancelled	(883)	$30.33
Outstanding as of December 31, 2022	30,778	$24.53	$532	5.9

Exercisable as of December 31, 2022	17,642	$20.03	$375	4.5

Restricted Stock Units

Eligible participants may receive restricted stock units ("RSU") as part of the Company's long-term incentive program. The fair value of restricted stock units are based on the closing market price of the Company's common stock on the date of grant and expensed on a straight-line basis over the required service period (which is generally a three-year vesting period). However, in the event of retirement, awards held for at least one year may vest and become exercisable (if applicable), subject to certain terms and conditions. Dividends accrue during the vesting period and are paid in shares of the Company's common stock.

Changes in restricted stock units subsequent to the Separation and Distribution were as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of April 3, 2020	5,622	$21.37
Granted	523	$21.43
Vested	(483)	$19.74
Cancelled	(88)	$23.29
Outstanding and unvested as of December 31, 2020	5,574	$21.57
Granted	286	$46.49
Vested	(2,168)	$21.45
Cancelled	(122)	$25.39
Outstanding and unvested as of December 31, 2021	3,570	$23.33
Granted	555	$41.88
Vested	(1,915)	$20.85
Cancelled	(143)	$32.92
Outstanding and unvested as of December 31, 2022	2,067	$29.87

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

Changes in PSUs subsequent to the Separation and Distribution were as follows:

	PSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of April 3, 2020	68	$21.23
Granted	728	$18.23
Forfeited	(24)	$19.25
Outstanding and unvested as of December 31, 2020	772	$18.46
Granted	821	$41.48
Vested	(20)	$23.72
Forfeited	(152)	$27.28
Outstanding and unvested as of December 31, 2021	1,421	$30.75
Granted	653	$46.93
Vested	(5)	$41.81
Forfeited	(139)	$35.45
Outstanding and unvested as of December 31, 2022	1,930	$35.86

Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold, Selling, general and administrative and Research and development, in the accompanying Consolidated Statement of Operations.

Stock-based compensation cost by award type are as follows:

(In millions)	2022	2021	2020 (1)
Equity compensation costs - equity settled	$77	$92	$77
Equity compensation costs - cash settled (2)	(15)	19	11
Total stock-based compensation cost	$62	$111	$88

Income tax benefit	$9	$13	$9
(1) The stock-based compensation cost for 2020 include amounts allocated to Carrier by UTC related to its direct employees.
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

As of December 31, 2022 and 2021, there were $64 million and $77 million of unrecognized stock-based compensation costs related to non-vested awards granted under the plan, respectively, which will be recognized ratably over the awards weighted-average remaining vesting period of 2 years.

NOTE 15: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities. Due to the size, nature and frequency of these discrete plans, they are fundamentally different from the Company’s ongoing productivity initiatives.
The Company recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

(In millions)	2022	2021	2020
HVAC	$8	$33	$7
Refrigeration	10	25	12
Fire & Security	11	26	28
Total Segment	29	84	47
General corporate expenses	2	5	2
Total restructuring costs	$31	$89	$49

Cost of sales	$9	$28	$20
Selling, general and administrative	22	60	29
Other income (expense), net	—	1	—
Total restructuring costs	$31	$89	$49

The following table summarizes the reserves and charges related to the restructuring reserve, included in Accrued liabilities on the accompanying Consolidated Balance Sheet:

(In millions)	2022	2021
Balance as of January 1,	$54	$49
Net pre-tax restructuring costs	31	89
Utilization, foreign exchange and other	(61)	(76)
Reclassified as Liabilities held for sale (1)	—	(8)
Balance as of December 31,	$24	$54
(1) See Note 20 - Divestitures for additional information.

During the year ended December 31, 2022, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of December 31, 2022, the Company had $24 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

(In millions)	2022	2021	2020
Transaction gains (1)	$—	$—	$1,123
Impairment charge on minority-owned joint venture investments (1)	—	(2)	(72)
Other	1,840	41	(45)
Other income (expense), net	$1,840	$39	$1,006
(1) See Note 22 - Related Parties for additional information.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of interests in equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than the entity's functional currency and hedging-related activities. In connection with the TCC acquisition, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, the Company recognized a $705 million non-cash gain associated with the increase in our ownership interest. In addition, the Company completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion during the twelve months ended December 31, 2022.

NOTE 17: INCOME TAXES

Income Before Income Taxes

The sources of Income from operations before income taxes are as follows:

(In millions)	2022	2021	2020
United States	$1,876	$1,528	$915
Foreign	2,416	872	1,940
Total	$4,292	$2,400	$2,855

Provision for Income Taxes

The income tax expense (benefit) consisted of the following components:

(In millions)	2022	2021	2020
Current:
United States:
Federal	$453	$336	$434
State	120	83	74
Foreign	259	354	244
	832	773	752
Future:
United States:
Federal	(23)	(125)	13
State	(29)	(14)	6
Foreign	(72)	65	78
	(124)	(74)	97
Income tax expense	$708	$699	$849

Reconciliation of Effective Income Tax Rate

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax	1.5	1.9	1.7
Tax on international activities	(1.0)	7.2	4.2
Separation impact	—	—	3.4
TCC acquisition impact	(4.2)	—	—
Other	(0.8)	(1.0)	(0.6)
Effective income tax rate	16.5%	29.1%	29.7%

The effective tax rate for the year ended December 31, 2022 was lower than the Company's statutory U.S. federal income tax rate. The decrease was driven by a lower effective tax rate on the $705 million non-cash gain resulting from the recognition of the Company's previously held TCC equity investments at fair value upon acquisition of TCC, a lower effective tax rate on the $1.1 billion Chubb gain and $45 million of foreign tax credits generated and utilized in the current year. The effective tax rate for the year ended December 31, 2021 was higher than the Company's statutory U.S. federal income tax rate. The increase was driven by a net tax charge of $157 million primarily relating to the re-organization and disentanglement of certain Chubb subsidiaries executed in advance of the planned divestiture of the Chubb business and a $43 million deferred tax charge associated with a tax rate increase in the United Kingdom enacted on June 10, 2021 with an effective date of April 2023. These amounts were partially offset by the recognition of a favorable tax adjustment of $70 million due to foreign tax credits generated and expected to be utilized in the current year and $21 million resulting from the re-organization of a German subsidiary. The effective tax rate for the year ended December 31, 2020 was higher than the Company's statutory U.S. federal income tax rate. The increase was driven by a $51 million charge related to a valuation allowance recorded against a United Kingdom tax loss and credit carryforward and a charge of $46 million resulting from the Company's decision to no longer permanently reinvest certain pre-2018 unremitted non-U.S. earnings. These items were impacted by the Separation and included in "Separation impact" in the previous table.

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

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables as of December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021
Future income tax benefits:
Insurance and employee benefits	$161	$198
Other assets basis differences	284	166
Other liabilities basis differences	571	512
Tax loss carryforward	177	175
Tax credit carryforward	29	24
Valuation allowances	(100)	(90)
Future income tax benefit	$1,122	$985

Future income tax payables:
Goodwill and intangible assets	$(449)	$(270)
Other asset basis differences	(395)	(307)
Future income tax payables	$(844)	$(577)

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

Changes to valuation allowances consisted of the following:

(In millions)
Balance as of January 1, 2020	$128
Additions charged to income tax expense (1)	112
Reduction credited to income tax expense	(13)
Other adjustments	4
Balance as of December 31, 2020	$231
Additions charged to income tax expense	32
Reduction credited to income tax expense	(22)
Other adjustments	(41)
Reclassified to held for sale	(110)
Balance as of December 31, 2021	$90
Additions charged to income tax expense	18
Reduction credited to income tax expense	(22)
Other adjustments	14
Balance as of December 31, 2022	$100
(1) Includes $89 million relating to "Separation impact" discussed in section "Reconciliation of Effective Income Tax Rate."

Tax Credit and Loss Carryforwards

As of December 31, 2022, tax credit carryforwards and tax loss carryforwards were as follows:

(In millions)	Tax Loss Carryforwards	Tax Credit Carryforwards
Expiration period:
2023-2027	$107	$7
2028-2032	61	5
2033-2042	33	4
Indefinite	607	13
Total	$808	$29

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

Unrecognized Tax Benefits

As of December 31, 2022, the Company had unrecognized tax benefits of $291 million, all of which, if recognized, would impact its effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and related interest expense is as follows:

(In millions)	2022	2021	2020
Balance at beginning of period	$251	$162	$166
Additions for tax positions related to the current year	34	86	22
Additions for tax positions of prior years (1)	32	24	14
Reductions for tax positions of prior years (2)	(13)	(1)	(40)
Settlements	(13)	(18)	—
Reclassified as held for sale	—	(2)	—
Balance at end of period	$291	$251	$162
Gross interest expense related to unrecognized tax benefits	$16	$8	$6
Total accrued interest balance at end of period	$48	$35	$25
(1) Includes $14 million related to acquisitions during the year ended December 31, 2021.
(2) Includes an adjustment of $37 million recorded in UTC Net investment for the year ended December 31, 2020 for tax positions of prior years.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Separation and the Distribution. The IRS commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020 and this audit will continue into 2023. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including the U.S., Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Singapore, Thailand, and the United Kingdom. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to U.S. state and local and foreign income tax examinations for tax years before 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $45 million to $55 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes.

As a result of the Tax Cuts and Jobs Act ("TCJA"), the Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, the Company has recorded the taxes associated with the future remittance of these earnings. For the remainder of the Company's undistributed international earnings, unless tax effective to repatriate, the Company intends to continue to permanently reinvest these earnings. As of December 31, 2022, such undistributed earnings were approximately $10 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts. In addition, the TCJA subjects the Company to a tax on global intangible low-taxed income ("GILTI"). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations which the Company has elected to account for as a period cost.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

(In millions, except per share amounts)	2022	2021		2020
Net income attributable to common shareowners	$3,534	$1,664		$1,982

Basic weighted-average number of shares outstanding	843.4	867.7		866.5
Stock awards and equity units (share equivalent)	17.8	22.6		13.7
Diluted weighted-average number of shares outstanding	861.2	890.3		880.2

Antidilutive shares excluded from computation of diluted earnings per share	2.9	0.1	(1)	0.2

Earnings Per Share
Basic	$4.19	$1.92		$2.29
Diluted	$4.10	$1.87		$2.25

NOTE 19: ACQUISITIONS

During the year ended December 31, 2022, the Company acquired consolidated and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $506 million. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $905 million.

Toshiba Carrier Corporation

On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in TCC for $930 million. TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The acquisition was completed on August 1, 2022 and funded through the Japanese Term Loan Facility and cash on hand. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

The preliminary allocation of the purchase price is as follows:

(In millions)	August 1, 2022
Cash and cash equivalents	$462
Accounts receivable	414
Inventories	373
Other assets, current	54
Fixed assets	343
Intangible assets	965
Goodwill	889
Other assets	293
Accounts payable	(412)
Accrued liabilities	(445)
Contract liabilities, current	(21)
Other long-term liabilities	(565)
Net assets acquired	$2,350
Less: Fair value of non-controlling interests	(22)
Less: Fair value of previously held TCC equity investments	(1,398)
Total cash consideration	$930

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $889 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During the year ended December 31, 2022, the parties finalized these amounts in accordance with the terms of the sale agreement. As a result, the Company recorded an accrual of $39 million which is expected to be paid to Toshiba Corporation in the first quarter of 2023.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	23	$497
Technology	7	220
Trademark	26	180
Backlog	1	60
Land use rights	45	8
Total intangible assets acquired		$965

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBIT margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of December 31, 2022, the Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities except for certain amounts associated with pension funding levels and income taxes.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $705 million non-cash gain within Other income (expense), net on the accompanying Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. During the year ended December 31, 2022, the Company incurred $29 million of acquisition-related costs which are included within Selling, general and administrative on the accompanying Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

Acquisition of Guangdong Giwee Group Co.

On June 1, 2021, the Company acquired a 70% controlling stake in Guangdong Giwee Group Co. and its subsidiaries ("Giwee") and subsequently acquired the remaining 30% ownership in Giwee on September 7, 2021. Giwee is a China-based manufacturer offering a portfolio of HVAC products including variable refrigerant flow, modular chillers and light commercial air conditioners. The acquisition was funded through cash on hand.

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

The results of Giwee are reported within the HVAC segment as of the date of acquisition. The Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities during the year ended December 31, 2021. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

NOTE 20: DIVESTITURES

On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within the Company’s Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. During the year ended December 31, 2022, the Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Consolidated Statement of Operations.

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
NOTE 21: SEGMENT FINANCIAL DATA

The Company conducts its operations through three reportable operating segments: HVAC, Refrigeration and Fire & Security. In accordance with ASC 280 - Segment Reporting, the Company’s segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Inter-company sales between segments are immaterial.

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

Table of Content
The Company's customers are in both the public and private sectors and its businesses reflect extensive geographic diversification. Inter-company sales between segments are immaterial.

Net sales and Operating profit by segment are as follows:

	Net Sales			Operating Profit
(In millions)	2022	2021	2020	2022	2021	2020
HVAC	$13,408	$11,390	$9,478	$2,610	$1,738	$2,462
Refrigeration	3,883	4,127	3,333	483	476	357
Fire & Security	3,570	5,515	4,985	1,630	662	584
Total segment	20,861	21,032	17,796	4,723	2,876	3,403
Eliminations and other	(440)	(419)	(340)	(80)	(96)	(184)
General corporate expenses	—	—	—	(128)	(135)	(136)
Consolidated	$20,421	$20,613	$17,456	$4,515	$2,645	$3,083

Total assets are not presented for each segment as they are not presented to or reviewed by the CODM. Segment assets in the following table represent Accounts receivable, net, Contract assets, current and Inventories, net. These assets are regularly reviewed by management and are therefore reported in the following table as segment assets. All other remaining assets and liabilities for all periods presented are managed on a company-wide basis.

	Segment Assets		Capital Expenditures			Depreciation & Amortization
(In millions)	2022	2021	2022	2021	2020	2022	2021	2020
HVAC	$3,191	$2,375	$232	$225	$188	$256	$186	$163
Refrigeration	1,279	1,285	32	39	26	31	36	39
Fire & Security	1,492	1,203	40	49	51	58	83	108
Total Segment	5,962	4,863	304	313	265	345	305	310
Eliminations and other	48	13	49	31	47	35	33	26
Consolidated	$6,010	$4,876	$353	$344	$312	$380	$338	$336
Cash and cash equivalents	3,520	2,987
Other assets, current	349	376
Assets held for sale	—	3,168
Total current assets	$9,879	$11,407

Geographic External Sales

Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. as presented in the following table, there were no individually significant countries with sales exceeding 10% of total sales for the years ended December 31, 2022, 2021 and 2020.

	External Sales			Long-Lived Assets
(In millions)	2022	2021	2020	2022	2021
United States Operations	$11,797	$10,492	$9,105	$803	$772
International Operations
Europe	4,359	5,776	4,935	453	476
Asia Pacific	3,489	3,464	2,655	573	279
Other	776	881	761	412	299
Consolidated	$20,421	$20,613	$17,456	$2,241	$1,826

Table of Content
NOTE 22: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. The Company has 27 directly owned unconsolidated domestic and foreign affiliates as of December 31, 2022 and 2021, respectively, of which 99% of such investments are in its HVAC segment. Amounts attributable to equity method investees are as follows:

(In millions)	2022	2021	2020
Sales to equity method investees included in Product sales	$2,845	$2,258	$1,758
Purchases from equity method investees included in Cost of products sold	$331	$357	$292

The Company had receivables from and payables to equity method investees as follows:

(In millions)	2022	2021
Receivables from equity method investees included in Accounts receivable, net	$154	$150
Payables to equity method investees included in Accounts payable	$44	$51

The financial results of TCC are included in the Company's consolidated results since the acquisition date of August 1, 2022. Prior to the acquisition, the Company previously accounted for its minority ownership in TCC under the equity method of accounting. As a result, prior period results may not be comparable to the current period.

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

Table of Content

Summarized Financial Information. Pursuant to Rule 3-10 and Rule 4-08(g) of Regulation S-X under the Securities Act, the Company presents summarized financial information of the combined accounts of its non-consolidated joint ventures accounted for by the equity method.

Summarized unaudited financial information for equity method investments is as follows:

(In millions)	2022	2021
Current assets	$10,621	$4,275
Non-current assets	1,931	2,140
Total assets	12,552	6,415

Current liabilities	(8,631)	(2,596)
Non-current liabilities	(195)	(329)
Total liabilities	(8,826)	(2,925)
Total net equity of investees	$3,726	$3,490

(In millions)	2022	2021	2020
Net sales	$11,524	$9,471	$9,299
Gross profit	$2,274	$1,907	$1,722
Income from continuing operations	$757	$650	$544
Net income	$757	$650	$544

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

As of December 31, 2022 and 2021, the outstanding liability for environmental obligations are as follows:

(In millions)	2022	2021
Environmental reserves included in Accrued liabilities	$24	$29
Environmental reserves included in Other long-term liabilities	211	191
Total environmental reserves	$235	$220

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	2022	2021
Asbestos liabilities included in Accrued liabilities	$16	$17
Asbestos liabilities included in Other long-term liabilities	212	220
Total asbestos liabilities	$228	$237

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	90	93
Total asbestos-related recoveries	$95	$98

The amounts recorded for asbestos-related liabilities are based on currently available information and assumptions that the Company believes are reasonable and are made with input from outside actuarial experts. These amounts are undiscounted and exclude the Company's legal fees to defend the asbestos claims, which are expensed as incurred. In addition, the Company has recorded insurance recovery receivables for probable asbestos-related recoveries.

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with Raytheon, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. Carrier believes all plaintiffs' claims against the Company are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. The briefing process is ongoing.

Aqueous Film Forming Foam Litigation

As of December 31, 2022, the Company and certain of its subsidiaries, including Kidde-Fenwal, Inc. ("KFI"), have been named as defendants in more than 3,150 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company and certain of its subsidiaries, including KFI, have also been named as a defendant in more than 300 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires primarily at military bases and airports. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC subsidiaries first entered the AFFF business with their acquisition of National Foam and Angus Fire in 2005 as part of the acquisition of KFI and Kidde Products Limited ("KPL"). In 2013, KFI and KPL divested the National Foam and Angus Fire businesses to a third party. The Company acquired KFI and KPL as part of its separation from UTC in April 2020. During the eight-year period of its operation by KFI, National Foam manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania ("Pennsylvania Site"). During the same period, Angus Fire manufactured AFFF for sale outside the United States at a single facility located in Bentham, England.

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. Niether the Company nor any of its former or current subsidiaries, including National Foam/Angus Fire and KFI/KPL, respectively, manufactured fluorosurfactants; they instead purchased these substances from unrelated third parties to in turn manufacture AFFF. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as perflourooctane sulfonate ("PFOS") and/or perflourooctane acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

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

Plaintiffs in the MDL Proceedings have named multiple defendants, including four suppliers of chemicals and raw materials used to manufacture fluorosurfactants, four fluorosurfactant manufacturers, two toll manufacturers of fluorosurfactants and seven current (including National Foam and Angus Fire) and former (including the Company and KFI) AFFF manufacturers.

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

The Company and its subsidiaries, including KFI, and other defendants are also party to one action in Arizona state court brought by a firefighter claiming that occupational exposure to AFFF has caused him certain personal injuries. The Company and its subsidiaries, including KFI, believe that they have meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Based on its 2013 agreement for the sale of National Foam and Angus Fire, the Company and its subsidiaries, including KFI, are pursuing indemnification against these claims from the purchaser and current owner of National Foam and Angus Fire. The Company and its subsidiaries, including KFI, are also pursuing insurance coverage for these claims.

At this time, however, given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate the damages, if any, to be allocated to the Company and its subsidiaries, including KFI, if one or more plaintiffs were to prevail in these cases. There can be no assurance that any such future exposure will not be material in any period.

Income Taxes

Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $34 million and $383 million are included within the accompanying Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of December 31, 2022, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $34 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Self-Insurance

The Company maintains self-insurance for a number of risks, including but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. It has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses.

The Company's self-insurance liabilities were as follows:

(In millions)	2022	2021
Self-insurance liabilities included in Accrued liabilities	$139	$154
Self-insurance liabilities included in Other long-term liabilities	53	72
Total self-insurance liabilities	$192	$226

The Company incurred expenses related to self-insured risks of $155 million, $155 million and $145 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

NOTE 24: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

(In millions)	2022	2021	2020
Interest paid, net of amounts capitalized	$297	$317	$196
Income taxes paid, net of refunds	$833	$675	$819

Non-cash financing activity:
Common stock dividends payable	$158	$130	$108

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our CEO and Senior Vice President and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Company's CEO and CFO have concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

In accordance with guidance issued by the staff of the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. As discussed in Note 19 "Acquisitions" of the Company's Notes to the Consolidated Financial Statements, the Company acquired a majority ownership interest in TCC on August 1, 2022 in a purchase business combination. TCC has total assets excluding intangible assets and goodwill arising from the acquisition and total net sales, of approximately 7% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 excluded the TCC acquisition, as the Company is in the process of aligning and integrating various processes, systems and internal controls related to the business and operations of this subsidiary, excluding intangible assets and goodwill, which are included within the scope of management’s assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareowners entitled "Proposal 1: Election of Directors" (under the subheadings "Criteria for Board Membership", "Nominees for the 2023 Annual Meeting" and "Corporate Governance").

Information about our Executive Officers

The following persons are executive officers of Carrier Global Corporation:

Name	Position	Age as of February 7, 2023
David Gitlin	Chairman and Chief Executive Officer	53
Ajay Agrawal	Senior Vice President, Global Services and Healthy Buildings	59
Kyle Crockett	Vice President, Controller	49
Patrick Goris	Senior Vice President and Chief Financial Officer	51
Christopher Nelson	President, HVAC	52
Kevin J. O'Connor	Senior Vice President, Chief Legal Officer	55
Jurgen Timperman	President, Fire & Security	50
Nadia Villeneuve	Senior Vice President, Chief Human Resources Officer	50
Timothy White	President, Refrigeration	49

David Gitlin. Mr. Gitlin was elected Chairman of the Board in April 2021 and was appointed President and Chief Executive Officer of Carrier in June 2019. Mr. Gitlin also held the position of President, HVAC from December 2019 to March 2020. He most recently served as President and Chief Operating Officer of Collins Aerospace Systems from 2018 to 2019 and President of UTC Aerospace Systems from 2015 to 2018. He has served as a member of the Board of Directors of The Boeing Company since 2022.

Ajay Agrawal. Mr. Agrawal was appointed Chief Strategy Officer and Senior Vice President, Global Services & Healthy Buildings in March 2021 and served as Senior Vice President, Strategy & Services for Carrier from October 2019 to March 2021. Previously he served as President, Aftermarket Services, and Vice President responsible for Rockwell Collins integration for Collins Aerospace, a UTC company, from August 2015 to September 2019.

Kyle Crockett. Mr. Crockett was appointed Vice President, Controller of Carrier in January 2020. He joined Carrier from General Motors where he held several positions, including Director, Global Business Solutions – Finance from 2017 to 2020.

Patrick Goris. Mr. Goris was appointed Senior Vice President and Chief Financial Officer of Carrier in November 2020. Prior to joining Carrier, Mr. Goris served as Senior Vice President and Chief Financial Officer of Rockwell Automation, Inc., from 2017 to 2020.

Christopher Nelson. Mr. Nelson was appointed President, HVAC in March 2020. Previously, he served as President, Commercial HVAC from 2018 to March 2020 and President, North American HVAC from 2012 to 2018.

Kevin J. O’Connor. Mr. O’Connor was appointed Senior Vice President, Chief Legal Officer in 2020. He joined Carrier from Point72 Asset Management where he served as Chief Legal Officer from 2015 through 2019.

Jurgen Timperman. Mr. Timperman was appointed President, Fire & Security of Carrier in February 2019. Prior to that, he served as President, Global Fire & Security Products from 2017 to 2019 and President, Global Security Products from 2015 to 2017.

Nadia Villeneuve. Ms. Villeneuve was appointed Senior Vice President, Chief Human Resources Officer of Carrier in 2015. Prior to that, she served as Vice President and Chief Human Resources Officer for the Pratt & Whitney division of UTC from 2012 to 2015.

Timothy White. Mr. White was appointed President, Refrigeration of Carrier in August 2021. Prior to joining Carrier, Mr. White served as CEO, Onshore Wind Americas for General Electric from 2020 to 2021. He was previously with UTC, renamed Raytheon Technologies Corporation, for 24 years where he held a number of senior leadership roles, including President, Power & Controls and President, Electric Systems, for Raytheon's Collins Aerospace division.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareowners entitled "Other Important Information" under the heading "Delinquent Section 16(a) Reports." We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. This code is publicly available on our website at https://www.corporate.carrier.com/corporate-responsibility/governance. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance Committee are available on our website at https://www.corporate.carrier.com. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Carrier Global Corporation, 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareowners entitled "Proposal 2: Advisory Vote to Approve Named Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2023 Annual Meeting of Shareowners titled "Share Ownership."

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 concerning Common Stock issuable under Carrier’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	17,266,000	(1)	$24.53	26,100,000	(2)
(1) Consists of the following issuable shares of Common Stock awarded under the Carrier Global Corporation 2020 Long-Term Incentive Plan (the “2020 LTIP”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 2,235,900 shares of Common Stock could be issued if performance goals are achieved above target) ; and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units awarded under the 2020 LTIP. Under the 2020 LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2022 of $41.25. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Represents the maximum number of shares of Common Stock available to be awarded under the 2020 LTIP as of December 31, 2022. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP in an amount equal to 2 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareowners entitled "Nominees for the 2023 Annual Meeting" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections of our Proxy Statement for the 2023 Annual Meeting of Shareowners entitled "Proposal 3: Ratify Appointment of Independent Auditor for 2023," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

2.2
Stock Purchase Agreement, dated as of July 26, 2021, among Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on July 30, 2021, File No. 001-39220)

3.1
Amended and Restated Certificate of Incorporation of Carrier Global Corporation (incorporated by reference to Exhibit 3.1(b) of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.2
Amended and Restated Bylaws of Carrier Global Corporation (incorporated by reference to Exhibit 3.2 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

4.1
Indenture, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.2
Supplemental Indenture No. 1, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.3
Registration Rights Agreement, dated February 27, 2020, by and among Carrier Global Corporation, United Technologies Corporation and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.4
Supplemental Indenture No. 2, dated June 19, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.5
Registration Rights Agreement, dated June 19, 2020, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

10.1
Amendment No. 2 dated as of November 15, 2021 to the Revolving Credit Agreement, dated as of February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

10.2
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.7
Carrier Global Corporation Change in Control Severance Plan (Amended and Restated effective as of April 13, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

10.8
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.9
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.10
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.11	Carrier Global Corporation LTIP Performance Share Unit Deferral Plan*+

10.12
Carrier Global Corporation Pension Preservation Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.13
French Sub-Plan for Restricted Stock Granted Under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.14
Carrier Global Corporation Amended and Restated Savings Restoration Plan (incorporated by reference to Exhibit 10.14 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.15
Schedule of Terms for Carrier Founders Grant Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)+

10.16
Schedule of Terms for Stock Appreciation Right Awards (Founders Grant) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)+

10.17
Schedule of Terms for Restricted Stock Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.18
Schedule of Terms for Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.19
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.20
Schedule of Terms for Stock Appreciation Right Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.21
Schedule of Terms for Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.22
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.23
Offer Letter with Patrick Goris, dated October 13, 2020 (incorporated by reference to Exhibit 10.27 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.24
Carrier Global Corporation Board of Directors Deferred Stock Unit Plan (amended and restated effective October 15, 2020) (incorporated by reference to Exhibit 10.28 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.25	Carrier Summary of Compensation and Benefits for Directors (2023-2024 Board Cycle)*+

10.26
Form of Award Agreement for Carrier Founders Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.27
Share Purchase Agreement, dated December 7, 2020, between Carrier Refrigeration ECR Holding Luxembourg S.à.r.l., and Breeze TopCo S.à r.l. (incorporated by reference to Exhibit 10.31 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.28
Carrier Global Corporation Senior Executive Severance Plan, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2021, File No. 001-39220)+

10.29
Schedule of Terms for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.30
Form of Award Agreement for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.31
Letter Agreement, dated April 19, 2021, by and between Carrier Corporation and John V. Faraci (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.32
Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.33
Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.34
Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.35
Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.4 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.36
Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.5 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.37
Form of Award Agreement for 2022 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.38
Letter Agreement, dated July 12, 2021, by and between Carrier Corporation and Timothy N. White (incorporated by reference to Exhibit 10.7 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.39
Amendment Number One to the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

14	Code of Ethics. The Carrier Global Corporation Code of Ethics may be accessed via Carrier Global Corporation's website at https://www.corporate.carrier.com/corporate-responsibility/governance/ethics-compliance/

21	Subsidiaries of the Registrant*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications‡

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20211231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20211231.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20211231_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20211231_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20211231_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20211231_pre.xml)

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
Notes to Exhibits List:
*    Filed herewith.
‡    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following formatted in extensible Business Reporting Language ("XBRL"): (i) Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Balance Sheet as of December 31, 2022 and 2021, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	February 7, 2023	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 7, 2023	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David Gitlin	Director, Chairman and Chief Executive Officer	February 7, 2023
David Gitlin	(Principal Executive Officer)
/s/Patrick Goris	Senior Vice President and Chief Financial Officer	February 7, 2023
Patrick Goris	(Principal Financial Officer)
/s/Kyle Crockett	Vice President, Controller	February 7, 2023
Kyle Crockett	(Principal Accounting Officer)
/s/Jean-Pierre Garnier	Director	February 7, 2023
Jean-Pierre Garnier
/s/John J. Greisch	Director	February 7, 2023
John J. Greisch
/s/Charles M. Holley, Jr.	Director	February 7, 2023
Charles M. Holley, Jr.
/s/Michael M. McNamara	Director	February 7, 2023
Michael M. McNamara
/s/Susan N. Story	Director	February 7, 2023
Susan N. Story
/s/Michael A. Todman	Director	February 7, 2023
Michael A. Todman
/s/Virginia M. Wilson	Director	February 7, 2023
Virginia M. Wilson
/s/Beth A. Wozniak	Director	February 7, 2023
Beth A. Wozniak