Form 10-Q
period 2023-03-31
CARRIER GLOBAL Corp
filed 2023-04-26
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2023, there were 834,838,102 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2023

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Net sales
Product sales	$4,686	$4,170
Service sales	587	484
Total Net sales	5,273	4,654
Costs and expenses
Cost of products sold	(3,458)	(2,998)
Cost of services sold	(437)	(363)
Research and development	(139)	(125)
Selling, general and administrative	(721)	(601)
Total Costs and expenses	(4,755)	(4,087)
Equity method investment net earnings	44	58
Other income (expense), net	(7)	1,112
Operating profit	555	1,737
Non-service pension (expense) benefit	—	(1)
Interest (expense) income, net	(46)	(48)
Income from operations before income taxes	509	1,688
Income tax (expense) benefit	(122)	(301)
Net income from operations	387	1,387
Less: Non-controlling interest in subsidiaries' earnings from operations	14	8
Net income attributable to common shareowners	$373	$1,379

Earnings per share
Basic	$0.45	$1.62
Diluted	$0.44	$1.58

Weighted-average number of shares outstanding
Basic	835.0	853.3
Diluted	852.2	874.1
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income from operations	$387	$1,387
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	54	(61)
Pension and post-retirement benefit plan adjustments	—	(2)
Chubb divestiture	—	(245)
Other comprehensive income (loss), net of tax	54	(308)
Comprehensive income (loss)	441	1,079
Less: Comprehensive income (loss) attributable to non-controlling interest	16	8
Comprehensive income (loss) attributable to common shareowners	$425	$1,071
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,347	$3,520
Accounts receivable, net	3,032	2,833
Contract assets, current	568	537
Inventories, net	2,803	2,640
Other assets, current	408	349
Total current assets	10,158	9,879
Future income tax benefits	639	612
Fixed assets, net	2,277	2,241
Operating lease right-of-use assets	625	642
Intangible assets, net	1,287	1,342
Goodwill	9,987	9,977
Pension and post-retirement assets	29	26
Equity method investments	1,103	1,148
Other assets	306	219
Total Assets	$26,411	$26,086

Liabilities and Equity
Accounts payable	$2,926	$2,833
Accrued liabilities	2,374	2,610
Contract liabilities, current	516	449
Current portion of long-term debt	142	140
Total current liabilities	5,958	6,032
Long-term debt	8,708	8,702
Future pension and post-retirement obligations	354	349
Future income tax obligations	581	568
Operating lease liabilities	506	529
Other long-term liabilities	1,836	1,830
Total Liabilities	17,943	18,010
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,972)	(1,910)
Additional paid-in capital	5,494	5,481
Retained earnings	6,239	5,866
Accumulated other comprehensive loss	(1,636)	(1,688)
Non-controlling interest	334	318
Total Equity	8,468	8,076
Total Liabilities and Equity	$26,411	$26,086
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	1,379	8	1,387
Other comprehensive income (loss), net of tax	(308)	—	—	—	—	—	(308)
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(741)	—	—	—	(741)
Balance as of March 31, 2022	$(1,297)	$9	$(1,270)	$5,415	$4,244	$329	$7,430

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating Activities
Net income from operations	$387	$1,387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	136	79
Deferred income tax provision	(24)	48
Stock-based compensation costs	22	21
Equity method investment net earnings	(44)	(58)
(Gain) loss on extinguishment of debt	—	(36)
(Gain) loss on sale of investments	(16)	(1,112)
Changes in operating assets and liabilities
Accounts receivable, net	(157)	(207)
Contract assets, current	(28)	(154)
Inventories, net	(126)	(390)
Other assets, current	(60)	(15)
Accounts payable and accrued liabilities	(25)	132
Contract liabilities, current	64	13
Defined benefit plan contributions	(6)	(4)
Distributions from equity method investments	3	11
Other operating activities, net	(6)	83
Net cash flows provided by (used in) operating activities	120	(202)

Investing Activities
Capital expenditures	(70)	(56)
Investment in businesses, net of cash acquired	(52)	(9)
Dispositions of businesses	35	2,935
Settlement of derivative contracts, net	(18)	(32)
Other investing activities, net	5	(18)
Net cash flows provided by (used in) investing activities	(100)	2,820

Financing Activities
Increase (decrease) in short-term borrowings, net	10	(33)
Issuance of long-term debt	5	14
Repayment of long-term debt	(2)	(1,123)
Repurchases of common stock	(62)	(734)
Dividends paid on common stock	(154)	(129)
Other financing activities, net	(10)	(15)
Net cash flows provided by (used in) financing activities	(213)	(2,020)
Effect of foreign exchange rate changes on cash and cash equivalents	20	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash	(173)	597
Cash, cash equivalents and restricted cash, beginning of period	3,527	3,025
Cash, cash equivalents and restricted cash, end of period	3,354	3,622
Less: restricted cash	7	18
Cash and cash equivalents, end of period	$3,347	$3,604
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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2022 filed with the SEC on February 7, 2023 (the "2022 Form 10-K").

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

Separation from United Technologies

On April 3, 2020 (the Distribution Date"), United Technologies Corporation, since renamed Raytheon Technologies Corporation ("UTC"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

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

Inventories, net consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$881	$884
Work-in-process	292	230
Finished goods	1,630	1,526
Inventories, net	$2,803	$2,640

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $221 million and $190 million as of March 31, 2023 and December 31, 2022, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2022	$6,392	$1,197	$2,388	$9,977
Acquisitions / divestitures	(13)	(4)	—	(17)
Foreign currency translation	16	3	8	27
Balance as of March 31, 2023	$6,395	$1,196	$2,396	$9,987

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,426	$(734)	$692	$1,431	$(720)	$711
Patents and trademarks	404	(199)	205	401	(191)	210
Service portfolios and other	956	(630)	326	953	(595)	358
	2,786	(1,563)	1,223	2,785	(1,506)	1,279
Unamortized:
Trademarks and other	64	—	64	63	—	63
Intangible assets, net	$2,850	$(1,563)	$1,287	$2,848	$(1,506)	$1,342

Amortization of intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Amortization expense of Intangible assets	$64	$21
NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
2.242% Notes due February 15, 2025	$1,200	$1,200
2.493% Notes due February 15, 2027	900	900
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term notes	8,350	8,350
Japanese Term Loan Facility	408	404
Other debt (including project financing obligations and finance leases)	152	149
Discounts and debt issuance costs	(60)	(61)
Total debt	8,850	8,842
Less: current portion of long-term debt	142	140
Long-term debt, net of current portion	$8,708	$8,702

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

Revolving Credit Facility

On February 10, 2020, the Company entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures on April 3, 2025 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and cash requirements. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling. Pounds Sterling borrowings bear interest at a variable rate based on daily simple SONIA plus 0.0326%, Euro borrowings bear interest at EURIBOR rates and U.S. Dollar borrowings bear interest at LIBOR plus a ratings-based margin, which was 125 basis points as of March 31, 2023. As of March 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of March 31, 2023, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $5 million and $14 million of debt during the three months ended March 31, 2023 and 2022, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2023 and 2022 were $2 million and $8 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2023, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2023
Derivative assets (1)(3)	$20	$—	$20	$—
Derivative liabilities (2)(3)	$(71)	$—	$(71)	$—

December 31, 2022
Derivative assets (1) (3)	$28	$—	$28	$—
Derivative liabilities (2) (3)	$(48)	$—	$(48)	$—
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

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$8,350	$7,105	$8,350	$6,832
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

Contributions to the plans were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Defined benefit plans	$6	$4
Defined contribution plans	$37	$38
Multi-employer pension plans	$4	$3

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$4	$5
Interest cost	8	4
Expected return on plan assets	(8)	(7)
Amortization of prior service credit	—	1
Recognized actuarial net (gain) loss	—	2
Net periodic pension expense (benefit)	$4	$5

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Equity compensation costs - equity settled	$22	$21
Equity compensation costs - cash settled (1)	1	(6)
Total stock-based compensation expense	$23	$15
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

The changes in the carrying amount of warranty related provisions are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance as of January 1,	$552	$524
Warranties, performance guarantees issued and changes in estimated liability	54	45
Settlements made	(45)	(43)
Other	2	—
Balance as of March 31,	$563	$526

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2023 and December 31, 2022, 878,272,100 and 876,487,480 shares of common stock were issued, respectively, which includes 43,490,981 and 42,103,995 shares of treasury stock, respectively.

Share Repurchase Program

The Company may repurchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Shares acquired are recognized at cost and presented separately on the balance sheet as a reduction to Equity. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $4.1 billion of the Company's outstanding common stock. As of December 31, 2022, the Company repurchased 42.1 million shares of common stock for an aggregate purchase price of $1.9 billion, including shares repurchased under an accelerated share repurchase agreement. As a result, the Company had approximately $2.2 billion remaining under the current authorization at December 31, 2022.

During the three months ended March 31, 2023, the Company repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, the Company has approximately $2.1 billion remaining under the current authorization at March 31, 2023.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	52
Amounts reclassified, pre-tax	—	—	—
Tax expense (benefit) reclassified	—	—	—
Balance as of March 31, 2023	$(1,552)	$(84)	$(1,636)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(505)	$(484)	$(989)
Other comprehensive income (loss) before reclassifications, net	(61)	(4)	(65)
Amounts reclassified, pre-tax	—	3	3
Tax expense (benefit) reclassified	—	(1)	(1)
Chubb divestiture	(574)	329	(245)
Balance as of March 31, 2022	$(1,140)	$(157)	$(1,297)

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

Sales disaggregated by product and service are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Sales Type
Product	$3,201	$2,639
Service	421	331
HVAC sales	3,622	2,970

Product	787	867
Service	111	109
Refrigeration sales	898	976

Product	813	771
Service	56	47
Fire & Security sales	869	818

Total segment sales	5,389	4,764
Eliminations and other	(116)	(110)
Net sales	$5,273	$4,654

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Contract assets, current	$568	$537
Contract assets, non-current (included within Other assets)	6	6
Total contract assets	574	543

Contract liabilities, current	(516)	(449)
Contract liabilities, non-current (included within Other long-term liabilities)	(174)	(174)
Total contract liabilities	(690)	(623)
Net contract assets (liabilities)	$(116)	$(80)

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

The Company recognized revenue of $178 million during the three months ended March 31, 2023 that related to contract liabilities as of January 1, 2023. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

NOTE 12: RESTRUCTURING COSTS

The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and working capital levels. Actions associated with these initiatives may include improving productivity, workforce reductions and the consolidation of facilities. Due to the size, nature and frequency of these discrete plans, they are fundamentally different from the Company's ongoing productivity actions.

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
HVAC	$(1)	$4
Refrigeration	3	—
Fire & Security	13	6
Total Segment	15	10
General corporate expenses	2	—
Total restructuring costs	$17	$10

Cost of sales	$6	$2
Selling, general and administrative	11	8
Total restructuring costs	$17	$10

The following table summarizes the reserve and charges relating to the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance as of January 1,	$24	$54
Net pre-tax restructuring costs	17	10
Utilization, foreign exchange and other	(6)	(21)
Balance as of March 31,	$35	$43

During the three months ended March 31, 2023 and 2022, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of March 31, 2023, the Company had $35 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 24.0% for the three months ended March 31, 2023 compared with 17.8% for the three months ended March 31, 2022. The year-over-year increase was primarily driven by a lower effective tax rate on the $1.1 billion Chubb gain compared with the Company's U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The U.S. Internal Revenue Service ("IRS") is currently auditing UTC's tax years 2017 and 2018 and this audit could conclude within the next twelve months. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $50 million to $65 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Net income attributable to common shareowners	$373	$1,379

Basic weighted-average number of shares outstanding	835.0	853.3
Stock awards and equity units (share equivalent)	17.2	20.8
Diluted weighted-average number of shares outstanding	852.2	874.1

Antidilutive shares excluded from computation of diluted earnings per share	6.5	3.2

Earnings Per Share
Basic	$0.45	$1.62
Diluted	$0.44	$1.58

NOTE 15: ACQUISITIONS

Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.

Toshiba Carrier Corporation

On February 6, 2022, the Company entered into a binding agreement to acquire a majority ownership interest in TCC for $920 million. TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation, designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC’s advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba’s iconic brand. The acquisition was completed on August 1, 2022 and funded through the Japanese Term Loan Facility and cash on hand. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

The preliminary allocation of the purchase price is as follows:

(In millions)	August 1, 2022
Cash and cash equivalents	$462
Accounts receivable	426
Inventories	373
Other assets, current	54
Fixed assets	343
Intangible assets	965
Goodwill	876
Other assets	293
Accounts payable	(412)
Accrued liabilities	(445)
Contract liabilities, current	(21)
Other long-term liabilities	(574)
Net assets acquired	$2,340
Less: Fair value of non-controlling interests	(22)
Less: Fair value of previously held TCC equity investments	(1,398)
Total cash consideration	$920

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $876 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During the year ended December 31, 2022, the parties finalized these amounts in accordance with the terms of the sale agreement and the Company paid an additional $41 million to Toshiba Corporation during the first quarter of 2023. In addition, the parties finalized amounts related to pension funding levels during the period. As a result, the Company recorded a receivable of $12 million which is expected to be paid by Toshiba Corporation during the second quarter of 2023.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	23	$497
Technology	7	220
Trademark	26	180
Backlog	1	60
Land use rights	45	8
Total intangible assets acquired		$965

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBIT margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of March 31, 2023, the Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities except for certain amounts associated with income taxes.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $696 million non-cash gain within Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. The Company incurred $29 million of acquisition-related costs during 2022, of which $6 million was recognized during the three months ended March 31, 2022 and included within Selling, general and administrative on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not significant.

NOTE 16: DIVESTITURES

Sale of Chubb Fire & Security Business

On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within the Company’s Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. The parties finalized these amounts in accordance with the terms of the sale agreement during 2022. During the three months ended March 31, 2022, the Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2023	2022	2023	2022
HVAC	$3,622	$2,970	$435	$470
Refrigeration	898	976	108	107
Fire & Security	869	818	93	1,218
Total segment	5,389	4,764	636	1,795
Eliminations and other	(116)	(110)	(38)	(24)
General corporate expenses	—	—	(43)	(34)
Total Consolidated	$5,273	$4,654	$555	$1,737

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In millions)	2023	2022
United States	$2,860	$2,784
International:
Europe	1,196	1,045
Asia Pacific	1,033	652
Other	184	173
Net sales	$5,273	$4,654

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Sales to equity method investees included in Product sales	$754	$624
Purchases from equity method investees included in Cost of products sold	$43	$110

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2023	December 31, 2022
Receivables from equity method investees included in Accounts receivable, net	$260	$154
Payables to equity method investees included in Accounts payable	$24	$44

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental (including asbestos) and legal matters. In accordance with ASC 450, Contingencies, the Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon its results of operations, cash flows or financial condition.

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2023	December 31, 2022
Environmental reserves included in Accrued liabilities	$19	$24
Environmental reserves included in Other long-term liabilities	214	211
Total Environmental reserves	$233	$235

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	March 31, 2023	December 31, 2022
Asbestos liabilities included in Accrued liabilities	$16	$16
Asbestos liabilities included in Other long-term liabilities	211	212
Total Asbestos liabilities	$227	$228

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	89	90
Total Asbestos-related recoveries	$94	$95

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation ("Raytheon"), Carrier, Otis Worldwide Corporation ("Otis"), the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with Raytheon, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. The Company believes all plaintiffs' claims against it are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. Oral arguments on the appeal is scheduled to occur before the Second Circuit on June 29, 2023.

Aqueous Film Forming Foam Litigation

As of March 31, 2023, the Company and certain of its subsidiaries, including Kidde-Fenwal, Inc. ("KFI"), have been named as defendants in more than 3,800 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company and certain of its subsidiaries, including KFI, have also been named as a defendant in more than 370 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company and others to the U.S. District Court for the District of South Carolina ("MDL Court") for pre-trial proceedings ("MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires primarily at military bases and airports. AFFF was manufactured by several companies, including National Foam and Angus Fire. UTC subsidiaries first entered the AFFF business with their acquisition of National Foam and Angus Fire in 2005 as part of the acquisition of KFI and Kidde Products Limited ("KPL"). In 2013, KFI and KPL divested the National Foam and Angus Fire businesses to a third party. The Company acquired KFI and KPL as part of the Separation in April 2020. During the eight-year period of its operation by KFI, National Foam manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in

West Chester, Pennsylvania ("Pennsylvania Site"). During the same period, Angus Fire manufactured AFFF for sale outside the United States at a single facility located in Bentham, England.

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. Neither the Company nor any of its former or current subsidiaries, including National Foam/Angus Fire and KFI/KPL, respectively, manufactured fluorosurfactants; they instead purchased these substances from unrelated third parties to, in turn, manufacture AFFF. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as perflourooctane sulfonate ("PFOS") and/or perflourooctane acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

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

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial is scheduled for June 2023. The MDL court has ordered that the bellwether process for personal injury cases will begin in 2023. The court has not yet outlined details on that process or its timing.

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

Income Taxes

Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $49 million and $368 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of March 31, 2023, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $49 million due in 2023. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Other

The Company has other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising in the ordinary course of business. The Company accrues for contingencies generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount.

In the ordinary course of business, the Company is also routinely a defendant in, party to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory or treble damages or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its results of operations, cash flows or financial condition.

NOTE 20: SUBSEQUENT EVENTS

On April 25, 2023, the Company announced that it entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company, for approximately €12 billion. The Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. Under the terms of the Agreement, 20% of the purchase price will be paid in Carrier common stock, issued directly to Viessmann and subject to long-term lock-up provisions, and 80% will be paid in cash, subject to working capital and other adjustments. The Company intends to finance the acquisition with a combination of cash on hand and debt financing and expects the transaction to close around the end of 2023, subject to customary closing conditions and regulatory approvals. On April 26, 2023, the Company entered into a forward contract with a total notional amount of €7 billion to mitigate the foreign currency risk of the Euro cash outflows associated with the acquisition.

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. Carrier expects to use the proceeds from these transactions to reduce leverage, advance the Company’s capital allocation priorities and for general corporate purposes. The planned exit is not expected to impact UTEC, Fire & Security’s controls business for residential HVAC customers or the Company’s Transicold transport refrigeration, Profroid mechanical systems or the Sensitech monitoring businesses.

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 26, 2023, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of March 31, 2023, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2023

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is the leading global provider of healthy, safe, sustainable and intelligent building and cold chain solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
Our worldwide operations are affected by global and regional industrial, economic and political factors and trends. These include the mega-trends of urbanization, climate change and increasing requirements for food safety driven by the food needs of the growing global population and the rising standards of living in emerging markets. We believe that our business segments are well positioned to benefit from favorable secular trends, including these mega-trends and from the strength of our industry-leading brands and track record of innovation. In addition, we regularly review our end markets to proactively identify trends and adapt our strategies accordingly.
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

Recent Developments

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages and transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. Inflationary cost pressures have begun to moderate, but remain elevated and continue to affect our results. We expect that these challenges will continue to impact our businesses for the foreseeable future.

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

Acquisition of Toshiba Carrier Corporation

On February 6, 2022, we entered into a binding agreement to acquire a majority ownership interest in Toshiba Carrier Corporation ("TCC"), a variable refrigerant flow ("VRF") and light commercial HVAC joint venture between Carrier and Toshiba Corporation. TCC designs and manufactures flexible, energy-efficient and high-performance VRF and light commercial HVAC systems as well as commercial products, compressors and heat pumps. The acquisition included all of TCC's advanced research and development centers and global manufacturing operations, product pipeline and the long-term use of Toshiba's iconic brand. The acquisition was completed on August 1, 2022. As a result, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within our HVAC segment. Upon closing, Toshiba Corporation retained a 5% ownership interest in TCC.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

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

The following represents our consolidated net sales and operating results:

	Three Months Ended March 31,
(In millions)	2023	2022	Period Change	% Change
Net sales	$5,273	$4,654	$619	13%
Cost of products and services sold	(3,895)	(3,361)	(534)	16%
Gross margin	1,378	1,293	85	7%
Operating expenses	(823)	444	(1,267)	(285)%
Operating profit	555	1,737	(1,182)	(68)%
Non-operating income (expenses), net	(46)	(49)	3	(6)%
Income from operations before income taxes	509	1,688	(1,179)	(70)%
Income tax expense	(122)	(301)	179	(59)%
Net income from operations	387	1,387	(1,000)	(72)%
Less: Non-controlling interest in subsidiaries' earnings from operations	14	8	6	75%
Net income attributable to common shareowners	$373	$1,379	$(1,006)	(73)%

Net Sales

For the three months ended March 31, 2023, Net sales were $5.3 billion, a 13% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Three Months Ended March 31, 2023
Organic	4%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	11%
Total % change	13%

Organic sales for the three months ended March 31, 2023 increased by 4% compared with the same period of 2022. The organic increase was primarily driven by our Fire & Security segment due to price improvements and volume growth in each region. In addition, improved global end-markets in our Commercial HVAC business further benefited our results. Refrigeration results decreased as each of the segment's businesses experienced challenges in certain end-markets during the quarter. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended March 31, 2023, gross margin was $1.4 billion, a 7% increase compared with the same period of

2022. The components were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net sales	$5,273	$4,654
Cost of products and services sold	(3,895)	(3,361)
Gross margin	$1,378	$1,293
Percentage of net sales	26.1%	27.8%

Gross margin increased by $85 million compared with the three months ended March 31, 2022. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, incremental results associated with TCC since the date of acquisition further benefited gross margin during the period. However, the results of TCC included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 240 basis point unfavorable impact on gross margin as a percentage of Net sales. In addition, each of our segments continue to be impacted by the higher cost of commodities and components used in our products, certain supply chain constraints and higher freight costs. Although pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales decreased by 170 basis points compared with the same period of 2022.

Operating Expenses

For the three months ended March 31, 2023, operating expenses, including Equity method investment net earnings, were $823 million, a 285% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Selling, general and administrative	$(721)	$(601)
Research and development	(139)	(125)
Equity method investment net earnings	44	58
Other income (expense), net	(7)	1,112
Total operating expenses	$(823)	$444
Percentage of net sales	15.6%	(9.5)%

For the three months ended March 31, 2023, Selling, general and administrative expenses were $721 million, a 20% increase compared with the same period of 2022. The increase is primarily due to the incremental selling, general and administrative expenses associated with TCC since the date of acquisition. In addition, higher compensation and other employee-related costs further contributed to the increase. The current period also included $12 million of acquisition-related costs compared with $6 million during the three months ended March 31, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2023, Equity method investment net earnings were $44 million, a 24% decrease compared with the same period of 2022. The decrease was primarily driven by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. During the three months ended March 31, 2022, pre-acquisition equity earnings of TCC totaled $20 million.

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

Non-Operating Income (Expenses), net

For the three months ended March 31, 2023, Non-operating income (expenses), net was $46 million, an 6% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Non-service pension (expense) benefit	$—	$(1)

Interest expense	$(71)	$(87)
Interest income	25	39
Interest (expense) income, net	$(46)	$(48)

Non-operating income (expenses), net	$(46)	$(49)

Non-operating income (expenses), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended March 31, 2023, Interest expense was $71 million, a 18% decrease compared with the same period of 2022. During the three months ended March 31, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income.

Income Taxes

	Three Months Ended March 31,
	2023	2022
Effective tax rate	24.0%	17.8%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 24.0% for the three months ended March 31, 2023 compared with 17.8% for the three months ended March 31, 2022. The year-over-year increase was primarily driven by a lower effective tax rate on the $1.1 billion Chubb gain compared with our U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$3,622	$2,970	$435	$470	12.0%	15.8%
Refrigeration	898	976	108	107	12.0%	11.0%
Fire & Security	869	818	93	1,218	10.7%	148.9%
Total segment	$5,389	$4,764	$636	$1,795	11.8%	37.7%

HVAC Segment

For the three months ended March 31, 2023, Net sales in our HVAC segment were $3.6 billion, a 22% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	6%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	18%
Total % change in Net sales	22%

The organic increase in Net sales of 6% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 14%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw strong growth in all regions including Europe and Asia as current economic conditions and inflationary cost pressures moderated from the prior year. In addition, increased sales in our Global Comfort Solutions business (up 18%) were primarily driven by pricing improvements. Lower sales in our North America residential and light commercial business (down 2%) were primarily driven by volume reductions in North America residential end-markets. These amounts were partially offset by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our

Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 18% to Net sales during the three months ended March 31, 2023 and is included in Acquisitions and divestitures, net.

For the three months ended March 31, 2023, Operating profit in our HVAC segment was $435 million, a 7% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(7)%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	8%
Restructuring	1%
Amortization of acquired intangibles	(7)%
Other	(1)%
Total % change in Operating profit	(7)%

The operational profit decrease of 7% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, lower earnings from equity method investments also impacted operational profit due to the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Pricing and productivity improvements more than offset higher costs for commodities and components used in our products as well as higher freight and logistics costs. Inflationary cost pressures have begun to moderate, but remain elevated and continue to impact our operating profit.

Refrigeration Segment

For the three months ended March 31, 2023, Net sales in our Refrigeration segment were $898 million, a 8% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	(5)%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	—%
Total % change in Net sales	(8)%

Organic Net sales decreased 5% compared to the prior year as each of the segment's businesses experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 15%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, results in Asia continued to be affected by ongoing COVID-19 impacts. However, these impacts were partially offset by pricing improvements. Transport refrigeration sales increased (up 1%) compared to the prior year as pricing improvements and strong end-market demand in the U.S. and Europe were more than offset by continued weakness in container end-markets.

For the three months ended March 31, 2023, Operating profit in our Refrigeration segment was $108 million, a 1% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(15)%
Foreign currency translation	(3)%
Restructuring	(3)%
Other	22%
Total % change in Operating profit	1%

The decrease in operational profit of 15% was primarily driven by volume reductions in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements, favorable productivity initiatives and lower selling, general and administrative costs during the period. Inflationary cost pressures have begun to moderate, but remain elevated and continue to impact our operating profit. Amounts reported in Other represent a $24 million gain on sale of a business within Transport refrigeration.
Fire & Security Segment

For the three months ended March 31, 2023, Net sales in our Fire & Security segment were $869 million, a 6% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	(3)%
Total % change in Net sales	6%

The organic increase in Net sales of 9% was primarily driven by pricing improvements and volume growth compared with the prior year. Sales grew in all three regions with strong commercial results in Europe and Asia as current economic conditions and end-market demand improved. Growth in the Americas was impacted by reduced residential end-market demand. Global industrial sales benefited segment results due to pricing improvements and strong demand. The segment continues to be impacted by ongoing supply chain constraints for certain components used in our products.

For the three months ended March 31, 2023, Operating profit in our Fire & Security segment was $93 million, a 92% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	—%
Restructuring	(1)%
Chubb gain	(91)%
Total % change in Operating profit	(92)%

Operational profit was flat compared to the prior year as each of the segment's businesses was impacted by the higher costs of commodities and components used in our products as well as higher freight and logistics costs. These amounts were offset by pricing improvements, volume growth and ongoing productivity initiatives. Inflationary cost pressures have moderated, but remain elevated and continue to impact our operating profit. Amounts reported in Other represent the net gain on the Chubb Sale of $1.1 billion.
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

As of March 31, 2023, we had cash and cash equivalents of $3.3 billion, of which approximately 37% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2023 and December 31, 2022, the amount of such restricted cash was approximately $7 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain our $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures on April 3, 2025 which supports our commercial paper borrowing program and cash requirements. A commitment fee of 0.125% is charged on unused commitments. Borrowings under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pounds Sterling. As of March 31, 2023, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,347	$3,520
Total debt	$8,850	$8,842
Total equity	$8,468	$8,076

Net debt (total debt less cash and cash equivalents)	$5,503	$5,322
Total capitalization (total debt plus total equity)	$17,318	$16,918
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,971	$13,398
Total debt to total capitalization	51%	52%
Net debt to net capitalization	39%	40%

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

The Revolving Credit Facility, the Japanese Term Loan Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2023, we were compliant with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of March 31, 2023:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2) (3)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investors Service Inc. ("Moody's")	Baa3	P3	Positive
Fitch Ratings ("Fitch")	BBB-	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to positive from stable on May 20, 2022.
(3) Moody's Investors Service revised its outlook to positive from stable on February 28, 2023.

Share Repurchase Program

We may repurchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, our Board of Directors authorized the repurchase of up to $4.1 billion of our outstanding common stock. As of December 31, 2022, we repurchased 42.1 million shares of common stock for an aggregate purchase price of $1.9 billion, including shares repurchased under an accelerated share repurchase agreement. As a result, we had approximately $2.2 billion remaining under the current authorization at December 31, 2022.

During the three months ended March 31, 2023, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, we have approximately $2.1 billion remaining under the current authorization at March 31, 2023.

Dividends

We paid dividends on common stock during the three months ended March 31, 2023, totaling $154 million. In April 2023, the Board of Directors declared a dividend of $0.185 per share of common stock payable on May 24, 2023 to shareowners of record at the close of business on May 5, 2023.

Discussion of Cash Flows

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$120	$(202)
Investing activities	(100)	2,820
Financing activities	(213)	(2,020)
Effect of foreign exchange rate changes on cash and cash equivalents	20	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(173)	$597

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by operating activities was primarily driven by a more moderate increase in working capital balances compared with the prior period. Prior year working capital balances increased due to higher safety stock and supply chain constraints. In addition, higher accounts payable balances more than offset higher accounts receivable balances in the current period.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2023, net cash used in investing activities was $100 million. The primary driver of the outflow related to $70 million of capital expenditures. In addition, we settled working capital and other transaction-related items associated with the acquisition of TCC and invested in several businesses. These amounts totaled $52 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period. During the three months ended March 31, 2022, net cash provided by investing activities was $2.8 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of several businesses and minority-owned businesses, which totaled $9 million net of cash acquired and $56 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the three months ended March 31, 2023, net cash used in financing activities was $213 million. The primary driver of the outflow related to the payment of $154 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock. During the three months ended March 31, 2022, net cash used in financing activities was $2.0 billion. The primary driver of the outflow related to the settlement of our tender offers for $1.15 billion. In addition, we paid $129 million in dividends to our common shareowners and paid $734 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2023. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2022 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2022 Form 10-K.

Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2023
January 1 - January 31	459	$43.55	459	$2,171
February 1 - February 28	421	$45.10	421	$2,152
March 1 - March 31	506	$45.40	506	$2,129
Total	1,386	$44.70	1,386

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. In July 2021, our Board of Directors approved a $1.75 billion increase to our existing $350 million share repurchase program authorizing the repurchase of up to $2.1 billion of our outstanding common stock. In October 2022, our Board of Directors approved a $2 billion increase to our existing $2.1 billion share repurchase program.

Item 5. Other Information

Trade Compliance

Under Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly conducted transactions or dealing with entities or individuals designated pursuant to certain executive orders issued by the U.S. government. The Company maintains a policy against dealings with sanctioned parties or countries. A Company subsidiary in the United Kingdom produces a product that is sold to marine engine builders. As part of a remediation safety notice campaign, the subsidiary became aware that certain of its products were installed on four ships now owned by various subsidiaries of the Islamic Republic of Iran Shipping Line. The original product sales were legal at the time of the sale. The Company sent the already created, standardized remediation safety notice to the current owner, as the provision of informational materials is an exempt transaction under the International Emergencies Powers Act. The Company did not provide any parts or services as part of this activity.

Departure of Executive Officer

On April 25, 2023, the Company announced that Christopher Nelson, President, HVAC, will depart from the Company in May.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2023)*+
10.2	Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2023)*+
10.3	Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2023)*+
10.4	Schedule of Terms for Performance Share Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2023)*+
10.5	Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2023)*+
10.6	Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2023)*+
10.7	Form of Award Agreement for 2023 Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*+
10.8	Carrier Global Corporation Executive Annual Bonus Plan (amended and restated January 1, 2023)*+
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20220331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20220331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20220331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20220331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20220331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20220331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed herewith.
+ Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	April 26, 2023	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 26, 2023	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)