Form 10-Q
period 2023-06-30
CARRIER GLOBAL Corp
filed 2023-07-27
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2023, there were 837,627,926 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2023

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales
Product sales	$5,355	$4,662	$10,041	$8,832
Service sales	637	549	1,224	1,033
Total Net sales	5,992	5,211	11,265	9,865
Costs and expenses
Cost of products sold	(3,769)	(3,363)	(7,227)	(6,361)
Cost of services sold	(468)	(401)	(905)	(764)
Research and development	(151)	(122)	(290)	(247)
Selling, general and administrative	(784)	(614)	(1,505)	(1,215)
Total Costs and expenses	(5,172)	(4,500)	(9,927)	(8,587)
Equity method investment net earnings	52	101	96	159
Other income (expense), net	(383)	7	(390)	1,119
Operating profit	489	819	1,044	2,556
Non-service pension (expense) benefit	—	(1)	—	(2)
Interest (expense) income, net	(67)	(61)	(113)	(109)
Income from operations before income taxes	422	757	931	2,445
Income tax (expense) benefit	(189)	(170)	(311)	(471)
Net income from operations	233	587	620	1,974
Less: Non-controlling interest in subsidiaries' earnings from operations	34	14	48	22
Net income attributable to common shareowners	$199	$573	$572	$1,952

Earnings per share
Basic	$0.24	$0.68	$0.68	$2.30
Diluted	$0.23	$0.67	$0.67	$2.25

Weighted-average number of shares outstanding
Basic	836.0	845.7	835.5	849.5
Diluted	850.9	862.7	851.5	868.4
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income from operations	$233	$587	$620	$1,974
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(63)	(489)	(9)	(550)
Pension and post-retirement benefit plan adjustments	—	2	—	—
Chubb divestiture	—	—	—	(245)
Other comprehensive income (loss), net of tax	(63)	(487)	(9)	(795)
Comprehensive income (loss)	170	100	611	1,179
Less: Comprehensive income (loss) attributable to non-controlling interest	26	5	42	13
Comprehensive income (loss) attributable to common shareowners	$144	$95	$569	$1,166
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,209	$3,520
Accounts receivable, net	3,212	2,833
Contract assets, current	578	537
Inventories, net	2,699	2,640
Other assets, current	443	349
Total current assets	10,141	9,879
Future income tax benefits	690	612
Fixed assets, net	2,262	2,241
Operating lease right-of-use assets	600	642
Intangible assets, net	1,181	1,342
Goodwill	9,927	9,977
Pension and post-retirement assets	32	26
Equity method investments	1,139	1,148
Other assets	312	219
Total Assets	$26,284	$26,086

Liabilities and Equity
Accounts payable	$2,956	$2,833
Accrued liabilities	2,661	2,610
Contract liabilities, current	483	449
Current portion of long-term debt	134	140
Total current liabilities	6,234	6,032
Long-term debt	8,655	8,702
Future pension and post-retirement obligations	350	349
Future income tax obligations	560	568
Operating lease liabilities	485	529
Other long-term liabilities	1,712	1,830
Total Liabilities	17,996	18,010
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,972)	(1,910)
Additional paid-in capital	5,494	5,481
Retained earnings	6,129	5,866
Accumulated other comprehensive loss	(1,691)	(1,688)
Non-controlling interest	319	318
Total Equity	8,288	8,076
Total Liabilities and Equity	$26,284	$26,086
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468
Net income	—	—	—	—	199	34	233
Other comprehensive income (loss), net of tax	(55)	—	—	—	—	(8)	(63)
Dividends declared on common stock (1)	—	—	—	—	(309)	—	(309)
Shares issued under incentive plans, net	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	—	18	—	—	18
Dividends attributable to non-controlling interest	—	—	—	—	—	(41)	(41)
Balance as of June 30, 2023	$(1,691)	$9	$(1,972)	$5,494	$6,129	$319	$8,288

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	1,379	8	1,387
Other comprehensive income (loss), net of tax	(308)	—	—	—	—	—	(308)
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(741)	—	—	—	(741)
Balance as of March 31, 2022	$(1,297)	$9	$(1,270)	$5,415	$4,244	$329	$7,430
Net income	—	—	—	—	573	14	587
Other comprehensive income (loss), net of tax	(478)	—	—	—	—	(9)	(487)
Dividends declared on common stock (2)	—	—	—	—	(253)	—	(253)
Conversion of cash settled awards	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(38)	(38)
Treasury stock repurchase	—	—	(273)	—	—	—	(273)
Balance as of June 30, 2022	$(1,775)	$9	$(1,543)	$5,441	$4,564	$296	$6,992

(1) Cash dividends declared were $0.38 per share for the three months ended June 30, 2023
(2) Cash dividends declared were $0.30 per share for the three months ended June 30, 2022

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Operating Activities
Net income from operations	$620	$1,974
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	273	155
Deferred income tax provision	(110)	(17)
Stock-based compensation costs	40	41
Equity method investment net earnings	(96)	(159)
(Gain) loss on extinguishment of debt	—	(36)
(Gain) loss on sale of investments / deconsolidation	276	(1,119)
Changes in operating assets and liabilities
Accounts receivable, net	(406)	(483)
Contract assets, current	(40)	(224)
Inventories, net	(59)	(435)
Other assets, current	(105)	(37)
Accounts payable and accrued liabilities	120	79
Contract liabilities, current	37	42
Defined benefit plan contributions	(11)	(6)
Distributions from equity method investments	10	15
Other operating activities, net	(45)	40
Net cash flows provided by (used in) operating activities	504	(170)

Investing Activities
Capital expenditures	(144)	(122)
Investment in businesses, net of cash acquired	(56)	(38)
Dispositions of businesses	36	2,944
Settlement of derivative contracts, net	(14)	(123)
Kidde-Fenwal, Inc. deconsolidation	(134)	—
Other investing activities, net	16	(16)
Net cash flows provided by (used in) investing activities	(296)	2,645

Financing Activities
Increase (decrease) in short-term borrowings, net	(19)	(22)
Issuance of long-term debt	6	21
Repayment of long-term debt	(12)	(1,127)
Repurchases of common stock	(62)	(1,014)
Dividends paid on common stock	(309)	(257)
Dividends paid to non-controlling interest	(41)	(22)
Other financing activities, net	(69)	(13)
Net cash flows provided by (used in) financing activities	(506)	(2,434)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(41)
Net increase (decrease) in cash and cash equivalents and restricted cash	(311)	—
Cash, cash equivalents and restricted cash, beginning of period	3,527	3,025
Cash, cash equivalents and restricted cash, end of period	3,216	3,025
Less: restricted cash	7	8
Cash and cash equivalents, end of period	$3,209	$3,017
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Planned Portfolio Transformation

On April 25, 2023, the Company announced that it entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company, for approximately €12 billion. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The transaction is expected to close around the end of 2023, subject to customary closing conditions and regulatory approvals. In addition, the Company also announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. See Note 15 – Acquisitions and Note 16 - Divestitures for additional information.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI") filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business and an indirect wholly-owned subsidiary of the Company, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Unaudited Condensed Consolidated Financial Statements. See Note 19 - Commitments and Contingent Liabilities for additional information.

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

Separation from United Technologies

On April 3, 2020 (the Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

Recently Issued and Adopted Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs pending adoption were assessed and determined to be either not applicable or are not expected to have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$841	$884
Work-in-process	291	230
Finished goods	1,567	1,526
Inventories, net	$2,699	$2,640

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $241 million and $190 million as of June 30, 2023 and December 31, 2022, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2022	$6,392	$1,197	$2,388	$9,977
Acquisitions / divestitures	(11)	(4)	—	(15)
Foreign currency translation	(22)	(4)	(9)	(35)
Balance as of June 30, 2023	$6,359	$1,189	$2,379	$9,927

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,408	$(754)	$654	$1,431	$(720)	$711
Patents and trademarks	388	(202)	186	401	(191)	210
Service portfolios and other	932	(655)	277	953	(595)	358
	2,728	(1,611)	1,117	2,785	(1,506)	1,279
Unamortized:
Trademarks and other	64	—	64	63	—	63
Intangible assets, net	$2,792	$(1,611)	$1,181	$2,848	$(1,506)	$1,342

Amortization of intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Amortization expense of Intangible assets	$61	$20	$125	$41

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
2.242% Notes due February 15, 2025	$1,200	$1,200
2.493% Notes due February 15, 2027	900	900
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term notes	8,350	8,350
Japanese Term Loan Facility	374	404
Other debt (including project financing obligations and finance leases)	146	149
Discounts and debt issuance costs	(81)	(61)
Total debt	8,789	8,842
Less: current portion of long-term debt	134	140
Long-term debt, net of current portion	$8,655	$8,702

Japanese Term Loan Facility

On July 15, 2022, the Company entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings under the Japanese Term Loan Facility bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, the Japanese Term Loan Facility is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio. The Company capitalized $2 million of deferred financing costs which are being amortized over its term. On July 25, 2022, the Company borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the TCC acquisition and to pay related fees and expenses.

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings can bear interest at either a Term SOFR Rate plus 0.10% and a rating-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company terminated its existing revolving credit facility that was set to mature in April 2025. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over its term. As of June 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2023, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $6 million and $21 million of debt during the six months ended June 30, 2023 and 2022, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2023 and 2022 were $12 million and $12 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2023, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates with changes in fair value reported in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

In connection with the proposed acquisition of the VCS Business, the Company entered into window forward contracts with Bank of America N.A. and JPMorgan Chase Bank N.A. to mitigate the foreign currency risk of the expected cash outflows associated with the Euro-denominated purchase price. The instruments have an aggregate notional amount of €7 billion and a settlement window between November 28, 2023 and February 27, 2024. The window forward contracts are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations. During the three months ended June 30, 2023, the Company recognized a $111 million loss on the mark-to-market valuation of its window forward contracts.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2023
Derivative assets (1)(3)	$18	$—	$18	$—
Derivative liabilities (2)(3)	$(176)	$—	$(176)	$—

December 31, 2022
Derivative assets (1) (3)	$28	$—	$28	$—
Derivative liabilities (2) (3)	$(48)	$—	$(48)	$—
(1) Included in Other assets, current on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(3) Includes cross currency swaps and window forward contracts.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$8,350	$6,943	$8,350	$6,832
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

Contributions to the plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Defined benefit plans	$5	$2	$11	$6
Defined contribution plans	$29	$28	$66	$66
Multi-employer pension plans	$4	$3	$8	$6

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Service cost	$4	$4	$8	$9
Interest cost	8	4	16	8
Expected return on plan assets	(8)	(6)	(16)	(13)
Amortization of prior service credit	1	—	1	1
Recognized actuarial net (gain) loss	(1)	3	(1)	5
Net periodic pension expense (benefit)	$4	$5	$8	$10

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Equity compensation costs - equity settled	$18	$20	$40	$41
Equity compensation costs - cash settled (1)	1	(11)	2	(17)
Total stock-based compensation expense	$19	$9	$42	$24
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

The changes in the carrying amount of warranty related provisions are as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Balance as of January 1,	$552	$524
Warranties, performance guarantees issued and changes in estimated liability	117	84
Settlements made	(92)	(78)
Other	(2)	(5)
Balance as of June 30,	$575	$525

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2023 and December 31, 2022, 880,570,371 and 876,487,480 shares of common stock were issued, respectively, which includes 43,490,981 and 42,103,995 shares of treasury stock, respectively.

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

During the six months ended June 30, 2023, the Company repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, the Company has approximately $2.1 billion remaining under the current authorization at June 30, 2023.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	52
Amounts reclassified, pre-tax	—	—	—
Tax expense (benefit) reclassified	—	—	—
Balance as of March 31, 2023	$(1,552)	$(84)	$(1,636)
Other comprehensive income (loss) before reclassifications, net	(55)	—	(55)
Amounts reclassified, pre-tax	—	—	—
Tax expense (benefit) reclassified	—	—	—
Balance as of June 30, 2023	$(1,607)	$(84)	$(1,691)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 is as follows:

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

Sales disaggregated by product and service are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Sales Type
Product	$3,754	$3,005	$6,955	$5,644
Service	462	383	883	714
HVAC sales	4,216	3,388	7,838	6,358

Product	858	925	1,645	1,792
Service	114	116	225	225
Refrigeration sales	972	1,041	1,870	2,017

Product	869	838	1,682	1,609
Service	63	49	119	96
Fire & Security sales	932	887	1,801	1,705

Total segment sales	6,120	5,316	11,509	10,080
Eliminations and other	(128)	(105)	(244)	(215)
Net sales	$5,992	$5,211	$11,265	$9,865

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Contract assets, current	$578	$537
Contract assets, non-current (included within Other assets)	8	6
Total contract assets	586	543

Contract liabilities, current	(483)	(449)
Contract liabilities, non-current (included within Other long-term liabilities)	(170)	(174)
Total contract liabilities	(653)	(623)
Net contract assets (liabilities)	$(67)	$(80)

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

The Company recognized revenue of $264 million during the six months ended June 30, 2023 that related to contract liabilities as of January 1, 2023. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
HVAC	$3	$2	$2	$6
Refrigeration	7	6	10	6
Fire & Security	(1)	3	12	9
Total Segment	9	11	24	21
General corporate expenses	—	2	2	2
Total restructuring costs	$9	$13	$26	$23

Cost of sales	$3	$5	$9	$7
Selling, general and administrative	6	8	17	16
Total restructuring costs	$9	$13	$26	$23

The following table summarizes the reserve and charges relating to the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Six Months Ended June 30,
(In millions)	2023	2022
Balance as of January 1,	$24	$54
Net pre-tax restructuring costs	26	23
Utilization, foreign exchange and other	(19)	(34)
Balance as of June 30,	$31	$43

During the six months ended June 30, 2023 and 2022, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of June 30, 2023, the Company had $31 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 44.8% for the three months ended June 30, 2023 compared with 22.5% for the three months ended June 30, 2022. The year-over-year increase was primarily driven by the non-deductible losses of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

The effective tax rate was 33.4% for the six months ended June 30, 2023 compared with 19.3% for the six months ended June 30, 2022. The year-over-year increase was primarily driven by the non-deductible losses of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, the six months ended June 30, 2022 included a lower effective tax rate on the $1.1 billion Chubb gain compared with the Company's U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The U.S. Internal Revenue Service ("IRS") is currently auditing UTC's 2017 and 2018 tax years and this audit could conclude within the next twelve months. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $55 million to $70 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to common shareowners	$199	$573	$572	$1,952

Basic weighted-average number of shares outstanding	836.0	845.7	835.5	849.5
Stock awards and equity units (share equivalent)	14.9	17.0	16.0	18.9
Diluted weighted-average number of shares outstanding	850.9	862.7	851.5	868.4

Antidilutive shares excluded from computation of diluted earnings per share	5.9	4.5	5.6	2.9

Earnings Per Share
Basic	$0.24	$0.68	$0.68	$2.30
Diluted	$0.23	$0.67	$0.67	$2.25

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

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $876 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During 2022, the parties finalized these amounts in accordance with the terms of the sale agreement and the Company paid an additional $41 million to Toshiba Corporation in 2023. In addition, the parties finalized amounts related to pension funding levels during the year which resulted in the Company receiving $12 million from Toshiba Corporation.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	23	$497
Technology	7	220
Trademark	26	180
Backlog	1	60
Land use rights	45	8
Total intangible assets acquired		$965

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBIT margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of June 30, 2023, the Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities except for certain amounts associated with income taxes.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $696 million non-cash gain within Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. The Company incurred $29 million of acquisition-related costs during 2022, of which $13 million was recognized during the six months ended June 30, 2022 and included within Selling, general and administrative on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not significant.

Announced Acquisition

On April 25, 2023, the Company announced that it entered into an Agreement to acquire the VCS Business, a privately-held company, for approximately €12 billion. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. Under the terms of the Agreement, 20% of the purchase price will be paid in Carrier common stock, issued directly to Viessmann and subject to long-term lock-up provisions, and 80% will be paid in cash, subject to working capital and other adjustments. The Company intends to finance the acquisition with a combination of cash on hand and new debt financing and expects the transaction to close around the end of 2023, subject to customary closing conditions and regulatory approvals.

On April 25, 2023, the Company entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion aggregate principal, senior unsecured bridge term loan facility (the "Bridge Loan"). Proceeds from the Bridge Loan are expected to be used to fund a portion of the Euro-denominated purchase price of the VCS Business if other debt financing is not secured by the acquisition date. The Company capitalized $36 million of deferred financing costs associated with the Bridge Loan which are being amortized over the commitment period. On May 19, 2023, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion upon entering into a senior unsecured delayed draw term loan credit agreement. As a result, the Company accelerated the amortization on $10 million of deferred financing costs during the period in Interest expense.

On May 19, 2023, the Company entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). Proceeds from the Delayed Draw Facility are expected to be used to fund a portion of the Euro-denominated purchase price of the VCS Business. The Company capitalized $4 million of deferred financing costs associated with the Delayed Draw Facility which will be amortized over the term once the facility is drawn upon. In addition, the Company entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the "Revolver") on May 19, 2023. Proceeds from the Revolver become available upon closing the purchase of the VCS Business.

NOTE 16: DIVESTITURES

Sale of Chubb Fire & Security Business

On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within the Company’s Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. The parties finalized these amounts in accordance with the terms of the sale agreement during 2022. During the six months ended June 30, 2022, the Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

Planned Portfolio Transformation

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. Carrier expects to use the proceeds from these transactions to reduce leverage, advance the Company’s capital allocation priorities and for general corporate purposes. The planned exit is not expected to impact UTEC, Fire & Security’s controls business for residential HVAC customers or the Sensitech monitoring businesses.

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2023	2022	2023	2022
HVAC	$4,216	$3,388	$742	$585
Refrigeration	972	1,041	112	147
Fire & Security	932	887	(157)	134
Total segment	6,120	5,316	697	866
Eliminations and other	(128)	(105)	(146)	(16)
General corporate expenses	—	—	(62)	(31)
Total Consolidated	$5,992	$5,211	$489	$819

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
HVAC	$7,838	$6,358	$1,177	$1,055
Refrigeration	1,870	2,017	220	254
Fire & Security	1,801	1,705	(64)	1,352
Total segment	11,509	10,080	1,333	2,661
Eliminations and other	(244)	(215)	(184)	(40)
General corporate expenses	—	—	(105)	(65)
Total Consolidated	$11,265	$9,865	$1,044	$2,556

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
United States	$3,389	$3,171	$6,249	$5,955
International:
Europe	1,205	1,119	2,401	2,164
Asia Pacific	1,194	713	2,227	1,365
Other	204	208	388	381
Net sales	$5,992	$5,211	$11,265	$9,865

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Sales to equity method investees included in Product sales	$887	$787	$1,641	$1,411
Purchases from equity method investees included in Cost of products sold	$59	$91	$102	$201

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2023	December 31, 2022
Receivables from equity method investees included in Accounts receivable, net	$364	$154
Payables to equity method investees included in Accounts payable	$39	$44

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental (including asbestos) and legal matters. In accordance with ASC 450, Contingencies, the Company records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon its results of operations, cash flows or financial condition.

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2023	December 31, 2022
Environmental reserves included in Accrued liabilities	$15	$24
Environmental reserves included in Other long-term liabilities	203	211
Total Environmental reserves	$218	$235

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	June 30, 2023	December 31, 2022
Asbestos liabilities included in Accrued liabilities	$16	$16
Asbestos liabilities included in Other long-term liabilities	207	212
Total Asbestos liabilities	$223	$228

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	89	90
Total Asbestos-related recoveries	$94	$95

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis Worldwide Corporation ("Otis"), the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with Raytheon Technologies Corporation, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. The Company believes all plaintiffs' claims against it are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. Oral arguments on the appeal were held before the Second Circuit on June 29, 2023 and a decision is pending.

Aqueous Film Forming Foam Litigation

As of June 30, 2023, the Company, KFI and others have been named as defendants in more than 4,500 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 500 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires. The lawsuits identified above relate to Kidde Fire Fighting, Inc. which owned the National Foam business. Kidde Fire Fighting, Inc. was acquired by a UTC subsidiary in 2005 and merged into KFI in 2007. The National Foam business manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania (the "Pennsylvania Site"). In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

The key components that contribute to AFFF's fire-extinguishing capabilities are known as fluorosurfactants. Neither the Company, nor KFI, nor any of the Company's subsidiaries involved in the AFFF litigation manufactured fluorosurfactants. Instead, the National Foam business purchased these substances from unrelated third parties for use in manufacturing AFFF. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as per- and polyfluoroalkyl substances (referred to collectively as "PFAS"), including perflourooctanesulfonic acid ("PFOS") and perflourooctanoic acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

Plaintiffs in the MDL Proceedings allege that PFOS and PFOA contamination has resulted from the use of AFFF manufactured using a process known as ECF, and that this process was used exclusively by 3M. They also allege that PFOA contamination has resulted from the use of AFFF manufactured using a different process, known as telomerization, and that this process was used exclusively by the other AFFF manufacturers (including the National Foam business). Compounds containing PFOS and PFOA (as well as many other PFAS) have also been used for decades by many third parties in a number of different industries to manufacture firefighters’ protective outerwear, carpets, clothing, fabrics, cookware, food packaging, personal care products, cleaning products, paints, varnishes and other consumer and industrial products.

Plaintiffs in the MDL Proceedings have named multiple defendants, including suppliers of chemicals and raw materials used to manufacture fluorosurfactants, fluorosurfactant manufacturers and AFFF manufacturers. The defendants in the MDL Proceedings moved for summary judgment on the government contractor defense, which potentially applies to AFFF sold to or used by the U.S. government. After full briefing and oral argument, on September 16, 2022, the MDL court declined to enter summary judgment for the defendants. The defense, however, remains available at any trial to which it applies.

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial was scheduled to begin in early June 2023 but was postponed indefinitely. The MDL court ordered that the bellwether process for personal injury cases will begin in 2023. The court has not yet outlined details on that process or its timing.

Outside of the MDL Proceedings, the Company and other defendants also are party to six lawsuits in U.S. state courts brought by oil refining companies alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage. In addition, the Company and other defendants are party to two actions related to the Pennsylvania Site in which the plaintiff water utility company seeks remediation costs related to the alleged contamination of the local water supply.

The Company, KFI and other defendants are also party to one action in Arizona state court brought by a firefighter claiming that occupational exposure to AFFF has caused certain personal injuries. The Company and KFI believe that they have meritorious defenses to the claims in the MDL Proceedings and the other AFFF lawsuits. Given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate a range of possible loss at this time. There can be no assurance that any such future exposure will not be material in any period.

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controls KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from the Company’s Unaudited Condensed Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and will account for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $293 million in its Unaudited Condensed Consolidated Statements of Operations

within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Unaudited Condensed Consolidated Statements of Operations. Since the petition date, there were no material transactions between the Company and KFI.

Income Taxes

Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $75 million and $293 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of June 30, 2023, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $75 million due in 2024. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 27, 2023, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of June 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and six-month periods ended June 30, 2023 and 2022 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 27, 2023

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.
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

Recent Developments

Supply Chain Challenges

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages and transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. Inflationary cost pressures and supply chain challenges have begun to moderate, but continue to affect our results. We expect that these challenges will continue to impact our businesses for the foreseeable future.

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

Planned Portfolio Transformation

On April 25, 2023, we announced that we entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company, for approximately €12 billion. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The transaction is expected to close around the end of 2023, subject to customary closing conditions and regulatory approvals. In addition, we also announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI") filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business and an indirect wholly-owned subsidiary of the Company, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Unaudited Condensed Consolidated Financial Statements.

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

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

The following represents our consolidated net sales and operating results:

	Three Months Ended June 30,
(In millions)	2023	2022	Period Change	% Change
Net sales	$5,992	$5,211	$781	15%
Cost of products and services sold	(4,237)	(3,764)	(473)	13%
Gross margin	1,755	1,447	308	21%
Operating expenses	(1,266)	(628)	(638)	102%
Operating profit	489	819	(330)	(40)%
Non-operating income (expense), net	(67)	(62)	(5)	8%
Income from operations before income taxes	422	757	(335)	(44)%
Income tax expense	(189)	(170)	(19)	11%
Net income from operations	233	587	(354)	(60)%
Less: Non-controlling interest in subsidiaries' earnings from operations	34	14	20	143%
Net income attributable to common shareowners	$199	$573	$(374)	(65)%

Net Sales

For the three months ended June 30, 2023, Net sales were $6.0 billion, a 15% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Three Months Ended June 30, 2023
Organic	6%
Foreign currency translation	—%
Acquisitions and divestitures, net	9%
Total % change	15%

Organic sales for the three months ended June 30, 2023 increased by 6% compared with the same period of 2022. The organic increase was driven by our HVAC segment due to improved global end-markets in our Commercial HVAC business and pricing improvements in our North America residential and light commercial business. In addition, our Fire & Security segment benefited from price improvements and volume growth in each region. Refrigeration results decreased as each of the segment's businesses experienced challenges in certain end-markets during the quarter. Refer to "Segment Review" below for a discussion of Net sales by segment.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 10% to Net sales during the three months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the three months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

Gross Margin

For the three months ended June 30, 2023, gross margin was $1.8 billion, a 21% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Net sales	$5,992	$5,211
Cost of products and services sold	(4,237)	(3,764)
Gross margin	$1,755	$1,447
Percentage of net sales	29.3%	27.8%

Gross margin increased by $308 million compared with the three months ended June 30, 2022. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, operating results associated with TCC since the date of acquisition further benefited gross margin during the period. These amounts were partially offset by the higher cost of commodities and components used in our products, certain supply chain constraints and freight costs. Although inflationary cost pressures have begun to moderate, they remain elevated and continue to impact the cost of products and services sold in each of our segments. Gross margin as a percentage of Net sales increased by 150 basis points compared with the same period of 2022.

Operating Expenses
For the three months ended June 30, 2023, operating expenses, including Equity method investment net earnings, were $1.3 billion, a 102% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Selling, general and administrative	$(784)	$(614)
Research and development	(151)	(122)
Equity method investment net earnings	52	101
Other income (expense), net	(383)	7
Total operating expenses	$(1,266)	$(628)
Percentage of net sales	21.1%	12.1%

For the three months ended June 30, 2023, Selling, general and administrative expenses were $784 million, a 28% increase compared with the same period of 2022. The increase is primarily due to higher compensation and other employee-related costs in the current period. In addition, incremental selling, general and administrative expenses associated with TCC since the date of acquisition and portfolio transformation-related costs further contributed to the increase. The current period also included $14 million of acquisition-related costs compared with $7 million during the three months ended June 30, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2023, Equity method investment net earnings were $52 million, a 49% decrease compared with the same period of 2022. The decrease was primarily driven by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. During the three months ended June 30, 2022, pre-acquisition equity earnings of TCC totaled $47 million which included a $27 million gain on the sale of two minority owned subsidiaries.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, we recognized a $111 million loss during the three months ended June 30, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price for the Business. In addition, we recognized a loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing. During the three months ended June 30, 2022, we recognized a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expense), net

For the three months ended June 30, 2023, Non-operating income (expense), net was $67 million, an 8% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Non-service pension (expense) benefit	$—	$(1)

Interest expense	$(94)	$(68)
Interest income	27	7
Interest (expense) income, net	$(67)	$(61)

Non-operating income (expense), net	$(67)	$(62)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended June 30, 2023, Interest expense was $94 million, a 38% increase compared with the same period of 2022. In connection with the proposed acquisition of the VCS Business, we entered into several financing arrangements and capitalized $42 million of deferred financing costs in the current period. During the three months ended June 30, 2023, we amortized $21 million of deferred financing costs in Interest expense, of which $19 million related to our senior unsecured bridge term loan facility ("the Bridge Loan").

Income Taxes

	Three Months Ended June 30,
	2023	2022
Effective tax rate	44.8%	22.5%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 44.8% for the three months ended June 30, 2023 compared with 22.5% for the three months ended June 30, 2022. The year-over-year increase was primarily driven by the non-deductible losses of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

The following represents our consolidated net sales and operating results:

	Six Months Ended June 30,
(In millions)	2023	2022	Period Change	% Change
Net sales	$11,265	$9,865	$1,400	14%
Cost of products and services sold	(8,132)	(7,125)	(1,007)	14%
Gross margin	3,133	2,740	393	14%
Operating expenses	(2,089)	(184)	(1,905)	1,035%
Operating profit	1,044	2,556	(1,512)	(59)%
Non-operating income (expense), net	(113)	(111)	(2)	2%
Income from operations before income taxes	931	2,445	(1,514)	(62)%
Income tax expense	(311)	(471)	160	(34)%
Net income from operations	620	1,974	(1,354)	(69)%
Less: Non-controlling interest in subsidiaries' earnings from operations	48	22	26	118%
Net income attributable to common shareowners	$572	$1,952	$(1,380)	(71)%

Net Sales

For the six months ended June 30, 2023, Net sales were $11.3 billion, a 14% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Six Months Ended June 30, 2023
Organic	5%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	10%
Total % change	14%

Organic sales for the six months ended June 30, 2023 increased by 5% compared with the same period of 2022. The organic increase was primarily driven by our Fire & Security segment due to price improvements and volume growth in each region. In addition, improved global end-markets in our Commercial HVAC business and pricing improvements in our North America residential and light commercial business further benefited our results. Refrigeration results decreased as each of the segment's businesses experienced challenges in certain end-markets during the quarter. Refer to "Segment Review" below for a discussion of Net sales by segment.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 11% to Net sales during the six months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the six months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

Gross Margin

For the six months ended June 30, 2023, gross margin was $3.1 billion, a 14% increase compared with the same period of 2022. The components were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Net sales	$11,265	$9,865
Cost of products and services sold	(8,132)	(7,125)
Gross margin	$3,133	$2,740
Percentage of net sales	27.8%	27.8%

Gross margin increased by $393 million compared with the six months ended June 30, 2022. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, operating results associated with TCC since the date of acquisition further benefited gross margin during the period. These amounts were partially offset by the higher cost of commodities and components used in our products, certain supply chain constraints and freight costs. Although inflationary cost pressures have begun to moderate, they remain elevated and continue to impact the cost of products and services sold in each of our segments. While pricing improvements more than offset inflationary impacts and supply chain challenges, gross margin as a percentage of Net sales remained flat compared with the same period of 2022.

Operating Expenses

For the six months ended June 30, 2023, operating expenses, including Equity method investment net earnings, were $2.1 billion, a 1,035% increase compared with the same period of 2022. The components were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Selling, general and administrative	$(1,505)	$(1,215)
Research and development	(290)	(247)
Equity method investment net earnings	96	159
Other income (expense), net	(390)	1,119
Total operating expenses	$(2,089)	$(184)
Percentage of net sales	18.5%	1.9%

For the six months ended June 30, 2023, Selling, general and administrative expenses were $1.5 billion, a 24% increase compared with the same period of 2022. The increase is primarily due to higher compensation and other employee-related costs during the current period. In addition, incremental selling, general and administrative expenses associated with TCC since the date of acquisition and portfolio transformation-related costs further contributed to the increase. The current period also included $26 million of acquisition-related costs compared with $13 million during the six months ended June 30, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2023, Equity method investment net earnings were $96 million, a 40% decrease compared with the same period of 2022. The decrease was primarily driven by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. During the six months ended June 30, 2022, pre-acquisition equity earnings of TCC totaled $67 million which included a $27 million gain on the sale of two minority owned subsidiaries.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, we recognized a $111 million loss during the six months ended June 30, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price. In addition, we recognized a loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing. During the six months ended June 30, 2022, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion. In addition, we recognized a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expense), net

For the six months ended June 30, 2023, Non-operating income (expense), net was $113 million, a 2% increase compared with the same period of 2022. The components were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Non-service pension (expense) benefit	$—	$(2)

Interest expense	$(165)	$(155)
Interest income	52	46
Interest (expense) income, net	$(113)	$(109)

Non-operating income (expense), net	$(113)	$(111)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the six months ended June 30, 2023, Interest expense was $165 million, a 6% increase compared with the same period of 2022. In connection with the proposed acquisition of the VCS Business, we entered into several financing arrangements and capitalized $42 million of deferred financing costs in the current period. During the six months ended June 30, 2023, we amortized $22 million of deferred financing costs in Interest expense, of which $19 million related to our Bridge Loan. During the six months ended June 30, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income.

Income Taxes

	Six Months Ended June 30,
	2023	2022
Effective tax rate	33.4%	19.3%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 33.4% for the six months ended June 30, 2023 compared with 19.3% for the six months ended June 30, 2022. The year-over-year increase was primarily driven by the non-deductible losses of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, the six months ended June 30, 2022 included a lower effective tax rate on the $1.1 billion Chubb gain compared with our U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$4,216	$3,388	$742	$585	17.6%	17.3%
Refrigeration	972	1,041	112	147	11.5%	14.1%
Fire & Security	932	887	(157)	134	(16.8)%	15.1%
Total segment	$6,120	$5,316	$697	$866	11.4%	16.3%

HVAC Segment

For the three months ended June 30, 2023, Net sales in our HVAC segment were $4.2 billion, a 24% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	16%
Total % change in Net sales	24%

The organic increase in Net sales of 9% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 19%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw strong growth in North America and continued improvements in Asia after COVID-19 related lockdowns. Growth in Europe moderated as economic conditions and inflationary cost pressures impacted end-market demand. Higher sales in our North America residential and light commercial business (up 5%) were primarily driven by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023. These amounts were partially offset by volume reductions in North America residential end-markets. Results in our Global Comfort Solutions business (down 10%) were primarily driven by lower demand in certain European end-markets.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 16% to Net sales during the three months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

For the three months ended June 30, 2023, Operating profit in our HVAC segment was $0.7 billion, a 27% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	13%
Acquisitions and divestitures, net	16%
Amortization of acquired intangibles	(5)%
Other	3%
Total % change in Operating profit	27%

The operational profit increase of 13% was primarily attributable to pricing improvements and ongoing customer demand in certain end-markets compared with the prior year. These benefits more than offset the higher costs for commodities and components used in our products and freight and logistics costs. Lower earnings from equity method investments impacted operational profit due to the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Refrigeration Segment

For the three months ended June 30, 2023, Net sales in our Refrigeration segment were $972 million, a 7% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	(6)%
Foreign currency translation	—%
Acquisitions and divestitures, net	(1)%
Total % change in Net sales	(7)%

Organic Net sales decrease 6% compared to the prior year as each of the segment's businesses experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 19%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, lower volumes in Asia were partially offset by pricing improvements. Transport refrigeration sales were flat compared to the prior year as pricing improvements and strong end-market demand in the U.S. and Europe were offset by continued weakness in container end-markets.

For the three months ended June 30, 2023, Operating profit in our Refrigeration segment was $112 million, a 24% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(22)%
Foreign currency translation	—%
Acquisitions and divestitures, net	(1)%
Restructuring	(1)%
Total % change in Operating profit	(24)%

The decrease in operational profit of 22% was primarily driven by volume reductions in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements and favorable productivity initiatives during the period. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Fire & Security Segment

For the three months ended June 30, 2023, Net sales in our Fire & Security segment were $932 million, a 5% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	(1)%
KFI deconsolidation	(3)%
Total % change in Net sales	5%

The organic increase in Net sales of 9% was primarily driven by pricing improvements and volume growth compared with the prior year. Sales grew in all three regions including strong commercial and residential results in the Americas. Growth in Europe moderated as economic conditions and inflationary cost pressures impacted end-market demand. Results in Asia normalized after a strong COVID-19 related recovery. Global industrial sales benefited segment results due to pricing improvements and strong demand. The segment continues to be impacted by ongoing supply chain constraints for certain components used in our products.

For the three months ended June 30, 2023, Operating profit in our Fire & Security segment was a loss of $157 million, a 217% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	10%
Foreign currency translation	(2)%
Restructuring	3%
KFI deconsolidation	(228)%
Total % change in Operating profit	(217)%

The increase in operational profit of 10% was primarily driven by pricing improvements, volume growth and lower freight and logistics costs compared to the prior year. These amounts were partially offset by the higher costs of commodities and components used in our products. In addition, higher inventory-related reserves resulting from supply chain constraints further impacted segment results. Inflationary cost pressures have moderated, but continue to impact our operating profit.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. As a result, we recognized a loss on deconsolidation of $293 million during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$7,838	$6,358	$1,177	$1,055	15.0%	16.6%
Refrigeration	1,870	2,017	220	254	11.8%	12.6%
Fire & Security	1,801	1,705	(64)	1,352	(3.6)%	79.3%
Total segment	$11,509	$10,080	$1,333	$2,661	11.6%	26.4%

HVAC Segment

For the six months ended June 30, 2023, Net sales in our HVAC segment were $7.8 billion, a 23% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	7%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	17%
Total % change in Net sales	23%

The organic increase in Net sales of 7% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 16%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw strong growth in all regions including Europe and Asia as current economic conditions and inflationary cost pressures moderated from the prior year. Higher sales in our North America residential and light commercial business (up 2%) were primarily driven by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023. These amounts were partially offset by volume reductions in North America residential end-markets. In addition, increased sales in our Global Comfort Solutions business (up 1%) were primarily driven by growth in Asia partially offset by lower demand in certain European end-markets.

On August 1, 2022, the Commercial HVAC business acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 17% to Net sales during the six months ended June 30, 2023 and is included in Acquisitions and divestitures, net.

For the six months ended June 30, 2023, Operating profit in our HVAC segment was $1.2 billion, a 12% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	13%
Amortization of acquired intangibles	(6)%
Other	2%
Total % change in Operating profit	12%

The operational profit increase of 4% was primarily attributable to pricing improvements and ongoing customer demand in certain end-markets compared with the prior year. These benefits more than offset the higher costs for commodities and components used in our products and freight and logistics costs. Lower earnings from equity method investments impacted operational profit due to the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Refrigeration Segment

For the six months ended June 30, 2023, Net sales in our Refrigeration segment were $1.9 billion, a 7% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	(5)%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(1)%
Total % change in Net sales	(7)%

Organic Net sales decreased 5% compared to the prior year as each of the segment's businesses experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 17%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, lower volumes in Asia were partially offset by pricing improvements. Transport refrigeration sales were flat compared to the prior year as pricing improvements and strong end-market demand in the U.S. and Europe offset continued weakness in container end-markets.

For the six months ended June 30, 2023, Operating profit in our Refrigeration segment was $220 million, a 13% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(20)%
Foreign currency translation	(1)%
Restructuring	(2)%
Other	10%
Total % change in Operating profit	(13)%

The decrease in operational profit of 20% was primarily driven by volume reductions in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements, favorable productivity initiatives and lower selling, general and administrative costs. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit. Amounts reported in Other represent a $24 million gain on the sale of a business within Transport refrigeration.
Fire & Security Segment

For the six months ended June 30, 2023, Net sales in our Fire & Security segment were $1.8 billion, a 6% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	9%
Foreign currency translation	(2)%
KFI deconsolidation	(1)%
Total % change in Net sales	6%

The organic increase in Net sales of 9% was primarily driven by pricing improvements and volume growth compared with the prior year. Sales grew in all three regions including strong commercial and residential results in the Americas. Growth in Europe moderated as economic conditions and inflationary cost pressures impacted end-market demand. Results in Asia normalized after a strong COVID-19 related recovery. Global industrial sales benefited segment results due to pricing improvements and strong demand. The segment continues to be impacted by ongoing supply chain constraints for certain components used in our products.

For the six months ended June 30, 2023, Operating profit in our Fire & Security segment was a loss of $64 million, a 105% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	1%
Foreign currency translation	(1)%
KFI deconsolidation	(23)%
Chubb gain	(82)%
Total % change in Operating profit	(105)%

The increase in operational profit of 1% was primarily driven by pricing improvements, volume growth and lower freight and logistics costs compared to the prior year. These amounts were offset by the higher costs of commodities and components used in our products. In addition, higher inventory-related reserves resulting from supply chain challenges further impacted segment results. Inflationary cost pressures have moderated, but continue to impact our operating profit.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. As a result, we recognized a loss on deconsolidation of $293 million during the six months ended June 30, 2023.
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

As of June 30, 2023, we had cash and cash equivalents of $3.2 billion, of which approximately 45% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2023 and December 31, 2022, the amount of such restricted cash was approximately $7 million and $39 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for other general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of June 30, 2023, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,209	$3,520
Total debt	$8,789	$8,842
Total equity	$8,288	$8,076

Net debt (total debt less cash and cash equivalents)	$5,580	$5,322
Total capitalization (total debt plus total equity)	$17,077	$16,918
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,868	$13,398
Total debt to total capitalization	51%	52%
Net debt to net capitalization	40%	40%

Borrowings and Lines of Credit

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2050. Interest payments related to long-term Notes are expected to approximate $249 million per year, reflecting an approximate weighted-average interest rate of 2.86%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

On March 15, 2022, we commenced tender offers to repurchase up to $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027 (together, the "Senior Notes"). The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, we elected to settle the tender offers on March 30, 2022. The aggregate principal amount of Senior Notes validly tendered and accepted was approximately $1.15 billion and included $800 million of Notes due 2025 and $350 million of Notes due 2027. Upon settlement, we recognized a net gain of $33 million and wrote off $5 million of unamortized deferred financing costs during the three months ended March 31, 2022.

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

The Revolving Credit Facility, the Japanese Term Loan Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2023, we were compliant with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of June 30, 2023:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2) (3)
Standards & Poor's ("S&P")	BBB	A2	Stable
Moody's Investors Service Inc. ("Moody's")	Baa3	P3	Positive
Fitch Ratings ("Fitch")	BBB-	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was affirmed on June 3, 2021.
(2) S&P revised its outlook to stable from positive on April 25, 2023.
(3) Moody's Investors Service revised its outlook to positive from stable on February 28, 2023.

Planned Portfolio Transformation

On April 25, 2023, we announced that we entered into an Agreement to acquire the VCS Business for approximately €12 billion. Under the terms of the Agreement, 20% of the purchase price will be paid in Carrier common stock, issued directly to Viessmann and subject to long-term lock-up provisions, and 80% will be paid in cash. We intend to finance the acquisition with a combination of cash on hand and new debt financing and expect the transaction to close around the end of 2023. In addition, we also announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024.

In connection with the planned acquisition, we entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide an €8.2 billion Bridge Loan. Proceeds from the Bridge Loan are expected to be used to fund a portion of the Euro-denominated purchase price of the Business if other debt financing is not secured by the acquisition date. On May 19, 2023, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion upon entering into a senior unsecured delayed draw term loan credit agreement.

On May 19, 2023, we entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). Proceeds from the Delayed Draw Facility are expected to be used to fund a portion of the Euro-denominated purchase price of the Business. In addition, we entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the "Revolver") on May 19, 2023. Proceeds from the Revolver become available upon closing the purchase of the Business.

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

During the three months ended June 30, 2023, we did not repurchase any shares of common stock. During the six months ended June 30, 2023, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, we have approximately $2.1 billion remaining under the current authorization at June 30, 2023.

Dividends

We paid dividends on common stock during the six months ended June 30, 2023, totaling $309 million. In June 2023, the Board of Directors declared a dividend of $0.185 per share of common stock payable on August 10, 2023 to shareowners of record at the close of business on June 23, 2023.

Discussion of Cash Flows

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$504	$(170)
Investing activities	(296)	2,645
Financing activities	(506)	(2,434)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(41)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(311)	$—

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

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2023, net cash used in investing activities was $296 million. The primary drivers of the outflow related to $144 million of capital expenditures and $134 million related to the deconsolidation of KFI. In addition, we settled working capital and other transaction-related items associated with the acquisition of TCC and invested in several businesses. These amounts totaled $56 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period. During the six months ended June 30, 2022, net cash provided by investing activities was $2.6 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of several businesses and minority-owned businesses, which totaled $38 million, net of cash acquired and $122 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the six months ended June 30, 2023, net cash used in financing activities was $506 million. The primary driver of the outflow related to the payment of $309 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock. During the six months ended June 30, 2022, net cash used in financing activities was $2.4 billion. The primary driver of the outflow related to the settlement of our tender offers for $1.15 billion. In addition, we paid $257 million in dividends to our common shareowners and paid $1.0 billion to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2023. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2022 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2023
April 1 - April 30	—	$—	—	$2,129
May 1 - May 31	—	$—	—	$2,129
June 1 - June 30	—	$—	—	$2,129
Total	—	$—	—

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Share Purchase Agreement dated as of April 25, 2023**† (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-39220)

10.1	Form of License Agreement † (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-39220)
10.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-39220)
10.3	Form of Transitional Services Agreement (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-39220)
10.4	Form of retention and performance bonus award agreement for Jurgen Timperman
10.5
Revolving Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.6
364-Day Revolving Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.7
Term Loan Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

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
** Certain exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
† Certain portions of this exhibit have been omitted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 27, 2023	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 27, 2023	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)