Form 10-Q
period 2023-09-30
CARRIER GLOBAL Corp
filed 2023-10-26
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2023, there were 839,046,579 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales
Product sales	$5,081	$4,891	$15,122	$13,723
Service sales	650	560	1,874	1,593
Total Net sales	5,731	5,451	16,996	15,316
Costs and expenses
Cost of products sold	(3,428)	(3,569)	(10,655)	(9,930)
Cost of services sold	(487)	(405)	(1,392)	(1,169)
Research and development	(157)	(143)	(447)	(390)
Selling, general and administrative	(831)	(624)	(2,336)	(1,839)
Total Costs and expenses	(4,903)	(4,741)	(14,830)	(13,328)
Equity method investment net earnings	75	63	171	222
Other income (expense), net	(258)	753	(648)	1,872
Operating profit	645	1,526	1,689	4,082
Non-service pension (expense) benefit	—	—	—	(2)
Interest (expense) income, net	(51)	(56)	(164)	(165)
Income from operations before income taxes	594	1,470	1,525	3,915
Income tax (expense) benefit	(213)	(138)	(524)	(609)
Net income from operations	381	1,332	1,001	3,306
Less: Non-controlling interest in subsidiaries' earnings from operations	24	20	72	42
Net income attributable to common shareowners	$357	$1,312	$929	$3,264

Earnings per share
Basic	$0.43	$1.56	$1.11	$3.86
Diluted	$0.42	$1.53	$1.09	$3.78

Weighted-average number of shares outstanding
Basic	838.7	839.6	836.6	846.1
Diluted	854.7	856.5	852.7	864.3
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income from operations	$381	$1,332	$1,001	$3,306
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(246)	(645)	(255)	(1,195)
Pension and post-retirement benefit plan adjustments	—	2	—	2
Unrealized cash flow hedging gain (loss) arising during period	80	—	80	—
Chubb divestiture	—	—	—	(245)
Other comprehensive income (loss), net of tax	(166)	(643)	(175)	(1,438)
Comprehensive income (loss)	215	689	826	1,868
Less: Comprehensive income (loss) attributable to non-controlling interest	23	7	65	20
Comprehensive income (loss) attributable to common shareowners	$192	$682	$761	$1,848
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,902	$3,520
Accounts receivable, net	3,030	2,833
Contract assets, current	605	537
Inventories, net	2,562	2,640
Other assets, current	412	349
Total current assets	10,511	9,879
Future income tax benefits	712	612
Fixed assets, net	2,210	2,241
Operating lease right-of-use assets	577	642
Intangible assets, net	1,100	1,342
Goodwill	9,825	9,977
Pension and post-retirement assets	29	26
Equity method investments	1,166	1,148
Other assets	414	219
Total Assets	$26,544	$26,086

Liabilities and Equity
Accounts payable	$2,887	$2,833
Accrued liabilities	2,832	2,610
Contract liabilities, current	496	449
Current portion of long-term debt	134	140
Total current liabilities	6,349	6,032
Long-term debt	8,651	8,702
Future pension and post-retirement obligations	337	349
Future income tax obligations	553	568
Operating lease liabilities	465	529
Other long-term liabilities	1,687	1,830
Total Liabilities	18,042	18,010
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,972)	(1,910)
Additional paid-in capital	5,517	5,481
Retained earnings	6,486	5,866
Accumulated other comprehensive loss	(1,856)	(1,688)
Non-controlling interest	318	318
Total Equity	8,502	8,076
Total Liabilities and Equity	$26,544	$26,086
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468
Net income	—	—	—	—	199	34	233
Other comprehensive income (loss), net of tax	(55)	—	—	—	—	(8)	(63)
Dividends declared on common stock (1)	—	—	—	—	(309)	—	(309)
Shares issued under incentive plans, net	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	—	18	—	—	18
Dividends attributable to non-controlling interest	—	—	—	—	—	(41)	(41)
Balance as of June 30, 2023	$(1,691)	$9	$(1,972)	$5,494	$6,129	$319	$8,288
Net income	—	—	—	—	357	24	381
Other comprehensive income (loss), net of tax	(165)	—	—	—	—	(1)	(166)
Stock-based compensation	—	—	—	23	—	—	23
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Sale of non-controlling interest	—	—	—	—	—	(22)	(22)
Balance as of September 30, 2023	$(1,856)	$9	$(1,972)	$5,517	$6,486	$318	$8,502

(1) Cash dividends declared were $0.37 per share for the three months ended June 30, 2023.

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

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating Activities
Net income from operations	$1,001	$3,306
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	407	257
Deferred income tax provision	(151)	(107)
Stock-based compensation costs	63	58
Equity method investment net earnings	(171)	(222)
(Gain) loss on extinguishment of debt	—	(36)
(Gain) loss on sale of investments / deconsolidation	278	(1,844)
Changes in operating assets and liabilities
Accounts receivable, net	(297)	(433)
Contract assets, current	(74)	(201)
Inventories, net	7	(492)
Other assets, current	(75)	(3)
Accounts payable and accrued liabilities	491	180
Contract liabilities, current	55	34
Defined benefit plan contributions	(17)	(10)
Distributions from equity method investments	45	55
Other operating activities, net	(17)	78
Net cash flows provided by (used in) operating activities	1,545	620

Investing Activities
Capital expenditures	(236)	(213)
Investment in businesses, net of cash acquired	(69)	(472)
Dispositions of businesses	54	2,944
Settlement of derivative contracts, net	(66)	(202)
Kidde-Fenwal, Inc. deconsolidation	(134)	—
Other investing activities, net	20	(12)
Net cash flows provided by (used in) investing activities	(431)	2,045

Financing Activities
Increase (decrease) in short-term borrowings, net	(35)	(125)
Issuance of long-term debt	14	421
Repayment of long-term debt	(15)	(1,185)
Repurchases of common stock	(62)	(1,261)
Dividends paid on common stock	(465)	(384)
Dividends paid to non-controlling interest	(46)	(22)
Other financing activities, net	(79)	(28)
Net cash flows provided by (used in) financing activities	(688)	(2,584)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(115)
Net increase (decrease) in cash and cash equivalents and restricted cash	381	(34)
Cash, cash equivalents and restricted cash, beginning of period	3,527	3,025
Cash, cash equivalents and restricted cash, end of period	3,908	2,991
Less: restricted cash	6	6
Cash and cash equivalents, end of period	$3,902	$2,985
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

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of the Company, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in the Company's Fire & Security segment, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Unaudited Condensed Consolidated Financial Statements. See Note 19 - Commitments and Contingent Liabilities for additional information.

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

Inventories, net consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$782	$884
Work-in-process	260	230
Finished goods	1,520	1,526
Inventories, net	$2,562	$2,640

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $230 million and $190 million as of September 30, 2023 and December 31, 2022, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2022	$6,392	$1,197	$2,388	$9,977
Acquisitions / divestitures	—	(4)	—	(4)
Foreign currency translation	(91)	(16)	(41)	(148)
Balance as of September 30, 2023	$6,301	$1,177	$2,347	$9,825

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,387	$(766)	$621	$1,431	$(720)	$711
Patents and trademarks	375	(201)	174	401	(191)	210
Service portfolios and other	915	(674)	241	953	(595)	358
	2,677	(1,641)	1,036	2,785	(1,506)	1,279
Unamortized:
Trademarks and other	64	—	64	63	—	63
Intangible assets, net	$2,741	$(1,641)	$1,100	$2,848	$(1,506)	$1,342

Amortization of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Amortization expense of Intangible assets	$60	$38	$185	$79

Annual Impairment Test

The Company tested its goodwill and indefinite-lived intangible assets for impairment on July 1 as part of its annual assessment. For each test, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit and indefinite-lived intangible assets exceeded their carrying amount.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
2.242% Notes due February 15, 2025	$1,200	$1,200
2.493% Notes due February 15, 2027	900	900
2.722% Notes due February 15, 2030	2,000	2,000
2.700% Notes due February 15, 2031	750	750
3.377% Notes due April 5, 2040	1,500	1,500
3.577% Notes due April 5, 2050	2,000	2,000
Total long-term notes	8,350	8,350
Japanese Term Loan Facility	362	404
Other debt (including project financing obligations and finance leases)	154	149
Discounts and debt issuance costs	(81)	(61)
Total debt	8,785	8,842
Less: current portion of long-term debt	134	140
Long-term debt, net of current portion	$8,651	$8,702

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

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings can bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company terminated its existing revolving credit facility that was set to mature in April 2025. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over its term. As of September 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2023, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $14 million and $27 million of debt during the nine months ended September 30, 2023 and 2022, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2023 and 2022 were $15 million and $70 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2023, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

In connection with the proposed acquisition of the VCS Business, the Company entered into window forward contracts with Bank of America N.A. and JPMorgan Chase Bank N.A. to mitigate the foreign currency risk of the expected cash outflows associated with the Euro-denominated purchase price. The instruments have an aggregate notional amount of €7 billion and a settlement window between November 28, 2023 and February 27, 2024. The window forward contracts are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2023, the Company recognized a $257 million and $368 million loss on the mark-to-market valuation of its window forward contracts, respectively.

During the three months ended September 30, 2023, the Company entered into several floating-to-fixed interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts have an aggregate notional amount of $1.275 billion and were designated as cash flow hedges. The interest rate swap contracts are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. During the three months ended September 30, 2023, the Company recorded an $80 million unrealized gain on the mark-to-market valuation of its interest rate swap contracts.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2023
Derivative assets (1)(3)	$116	$—	$116	$—
Derivative liabilities (2)(3)	$(408)	$—	$(408)	$—

December 31, 2022
Derivative assets (1) (3)	$28	$—	$28	$—
Derivative liabilities (2) (3)	$(48)	$—	$(48)	$—
(1) Included in Other assets, current and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(3) Includes cross currency swaps, window forward contracts and interest rate swap contracts.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$8,350	$6,653	$8,350	$6,832
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

Contributions to the plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Defined benefit plans	$6	$4	$17	$10
Defined contribution plans	$30	$29	$96	$95
Multi-employer pension plans	$3	$5	$11	$11

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Service cost	$4	$5	$12	$14
Interest cost	8	5	24	13
Expected return on plan assets	(8)	(7)	(24)	(20)
Amortization of prior service credit	1	1	2	2
Recognized actuarial net (gain) loss	(1)	2	(2)	7
Net periodic pension expense (benefit)	$4	$6	$12	$16

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Equity compensation costs - equity settled	$23	$17	$63	$58
Equity compensation costs - cash settled (1)	1	1	3	(16)
Total stock-based compensation expense	$24	$18	$66	$42
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

The changes in the carrying amount of warranty related provisions are as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Balance as of January 1,	$552	$524
Warranties, performance guarantees issued and changes in estimated liability	186	120
Settlements made	(146)	(116)
Other	(15)	9
Balance as of September 30,	$577	$537

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2023 and December 31, 2022, 882,497,944 and 876,487,480 shares of common stock were issued, respectively, which includes 43,490,981 and 42,103,995 shares of treasury stock, respectively.

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

During the nine months ended September 30, 2023, the Company repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, the Company has approximately $2.1 billion remaining under the current authorization at September 30, 2023.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	—	52
Amounts reclassified, pre-tax	—	—	—	—
Tax expense (benefit) reclassified	—	—	—	—
Balance as of March 31, 2023	$(1,552)	$(84)	$—	$(1,636)
Other comprehensive income (loss) before reclassifications, net	(55)	—	—	(55)
Amounts reclassified, pre-tax	—	—	—	—
Tax expense (benefit) reclassified	—	—	—	—
Balance as of June 30, 2023	$(1,607)	$(84)	$—	$(1,691)
Other comprehensive income (loss) before reclassifications, net	(245)	—	80	(165)
Amounts reclassified, pre-tax	—	—	—	—
Tax expense (benefit) reclassified	—	—	—	—
Balance as of September 30, 2023	$(1,852)	$(84)	$80	$(1,856)

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

Sales disaggregated by product and service are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Sales Type
Product	$3,533	$3,330	$10,488	$8,974
Service	475	404	1,358	1,118
HVAC sales	4,008	3,734	11,846	10,092

Product	808	811	2,453	2,603
Service	116	112	341	337
Refrigeration sales	924	923	2,794	2,940

Product	864	859	2,546	2,468
Service	59	46	178	142
Fire & Security sales	923	905	2,724	2,610

Total segment sales	5,855	5,562	17,364	15,642
Eliminations and other	(124)	(111)	(368)	(326)
Net sales	$5,731	$5,451	$16,996	$15,316

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Contract assets, current	$605	$537
Contract assets, non-current (included within Other assets)	18	6
Total contract assets	623	543

Contract liabilities, current	(496)	(449)
Contract liabilities, non-current (included within Other long-term liabilities)	(166)	(174)
Total contract liabilities	(662)	(623)
Net contract assets (liabilities)	$(39)	$(80)

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

The Company recognized revenue of $325 million during the nine months ended September 30, 2023 that related to contract liabilities as of January 1, 2023. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
HVAC	$25	$2	$27	$8
Refrigeration	4	3	14	9
Fire & Security	(1)	1	11	10
Total Segment	28	6	52	27
General corporate expenses	—	—	2	2
Total restructuring costs	$28	$6	$54	$29

Cost of sales	$3	$1	$12	$8
Selling, general and administrative	25	5	42	21
Total restructuring costs	$28	$6	$54	$29

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Nine Months Ended September 30,
(In millions)	2023	2022
Balance as of January 1,	$24	$54
Net pre-tax restructuring costs	54	29
Utilization, foreign exchange and other	(34)	(50)
Balance as of September 30,	$44	$33

During the nine months ended September 30, 2023 and 2022, charges associated with restructuring initiatives related to cost reduction efforts. Amounts recognized primarily related to severance due to workforce reductions and exit costs due to the consolidation of field operations. As of September 30, 2023, the Company had $44 million accrued for costs associated with its announced restructuring initiatives, all of which is expected to be paid within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 35.9% for the three months ended September 30, 2023 compared with 9.4% for the three months ended September 30, 2022. The year-over-year increase was primarily driven by the non-deductible loss of $257 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business and a tax charge of $33 million related to the Company's intention to no longer permanently reinvest historical earnings from certain jurisdictions. In addition, the three months ended September 30, 2022 included a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of the Company's previously held TCC equity investments at fair value upon acquisition of TCC compared to the Company's U.S. statutory tax rate.

The effective tax rate was 34.4% for the nine months ended September 30, 2023 compared with 15.6% for the nine months ended September 30, 2022. The year-over-year increase was primarily driven by the non-deductible loss of $297 million on the deconsolidation of KFI due to its Chapter 11 filing and the $368 million loss on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, the nine months ended September 30, 2022 included a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of the Company's previously held TCC equity investments at fair value upon acquisition of TCC and the $1.1 billion Chubb gain compared with the Company's U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $70 million to $85 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to common shareowners	$357	$1,312	$929	$3,264

Basic weighted-average number of shares outstanding	838.7	839.6	836.6	846.1
Stock awards and equity units (share equivalent)	16.0	16.9	16.1	18.2
Diluted weighted-average number of shares outstanding	854.7	856.5	852.7	864.3

Antidilutive shares excluded from computation of diluted earnings per share	2.0	4.5	1.9	3.1

Earnings Per Share
Basic	$0.43	$1.56	$1.11	$3.86
Diluted	$0.42	$1.53	$1.09	$3.78

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

The allocation of the purchase price is as follows:

(In millions)	August 1, 2022
Cash and cash equivalents	$462
Accounts receivable	428
Inventories	373
Other assets, current	54
Fixed assets	330
Intangible assets	965
Goodwill	876
Other assets	299
Accounts payable	(412)
Accrued liabilities	(445)
Contract liabilities, current	(21)
Other long-term liabilities	(569)
Net assets acquired	$2,340
Less: Fair value of non-controlling interests	(22)
Less: Fair value of previously held TCC equity investments	(1,398)
Total cash consideration	$920

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $876 million, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. During 2022, the parties finalized these amounts in accordance with the terms of the sale agreement and the Company paid an additional $41 million to Toshiba Corporation in 2023. In addition, the parties finalized amounts related to pension funding levels during 2023 which resulted in the Company receiving $12 million from Toshiba Corporation.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	23	$497
Technology	7	220
Trademark	26	180
Backlog	1	60
Land use rights	45	8
Total intangible assets acquired		$965

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBIT margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of September 30, 2023, the Company has finalized the process of allocating the purchase price and valuing the acquired assets and liabilities.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $696 million non-cash gain within Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. The Company incurred $29 million of acquisition-related costs during 2022, of which $26 million was recognized during the nine months ended September 30, 2022 and included within Selling, general and administrative on the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not significant.

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

On April 25, 2023, the Company entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion aggregate principal, senior unsecured bridge term loan facility (the "Bridge Loan"). Proceeds from the Bridge Loan are expected to be used to fund a portion of the Euro-denominated purchase price of the VCS Business if other debt financing is not secured by the acquisition date. The Company capitalized $48 million of deferred financing costs associated with the Bridge Loan which are being amortized over the commitment period. On May 19, 2023, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion upon entering into a senior unsecured delayed draw term loan credit agreement. As a result, the Company accelerated the amortization on $10 million of deferred financing costs in Interest expense.

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

NOTE 16: DIVESTITURES

Sale of Chubb Fire & Security Business

On January 3, 2022, the Company completed the Chubb Sale for net proceeds of $2.9 billion. Chubb, which was reported within the Company’s Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. The sale agreement included several customary provisions to settle working capital and other transaction-related items as of the date of sale. The parties finalized these amounts in accordance with the terms of the sale agreement during 2022. During the nine months ended September 30, 2022, the Company recognized a net gain on the sale of $1.1 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022
HVAC	$4,008	$3,734	$763	$1,314
Refrigeration	924	923	107	116
Fire & Security	923	905	164	142
Total segment	5,855	5,562	1,034	1,572
Eliminations and other	(124)	(111)	(298)	(10)
General corporate expenses	—	—	(91)	(36)
Total Consolidated	$5,731	$5,451	$645	$1,526

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
HVAC	$11,846	$10,092	$1,940	$2,369
Refrigeration	2,794	2,940	327	370
Fire & Security	2,724	2,610	100	1,494
Total segment	17,364	15,642	2,367	4,233
Eliminations and other	(368)	(326)	(482)	(50)
General corporate expenses	—	—	(196)	(101)
Total Consolidated	$16,996	$15,316	$1,689	$4,082

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
United States	$3,335	$3,154	$9,584	$9,109
International:
Europe	1,124	1,024	3,525	3,188
Asia Pacific	1,061	1,071	3,288	2,436
Other	211	202	599	583
Net sales	$5,731	$5,451	$16,996	$15,316

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Sales to equity method investees included in Product sales	$730	$718	$2,371	$2,129
Purchases from equity method investees included in Cost of products sold	$57	$60	$159	$261

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2023	December 31, 2022
Receivables from equity method investees included in Accounts receivable, net	$289	$154
Payables to equity method investees included in Accounts payable	$35	$44

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	September 30, 2023	December 31, 2022
Environmental reserves included in Accrued liabilities	$12	$24
Environmental reserves included in Other long-term liabilities	208	211
Total Environmental reserves	$220	$235

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	September 30, 2023	December 31, 2022
Asbestos liabilities included in Accrued liabilities	$16	$16
Asbestos liabilities included in Other long-term liabilities	207	212
Total Asbestos liabilities	$223	$228

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	89	90
Total Asbestos-related recoveries	$94	$95

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against Raytheon Technologies Corporation, Carrier, Otis Worldwide Corporation ("Otis"), the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with Raytheon Technologies Corporation, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. The Company believes all plaintiffs' claims against it are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On August 3, 2023, the Second Circuit Court of Appeals affirmed the district court’s ruling.

Aqueous Film Forming Foam Litigation

As of September 30, 2023, the Company, KFI and others have been named as defendants in more than 5,000 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 600 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires. The lawsuits identified above relate to Kidde Fire Fighting, Inc., which owned the National Foam business. Kidde Fire Fighting, Inc. was acquired by a UTC subsidiary in 2005 and merged into KFI in 2007. The National Foam business manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania (the "Pennsylvania Site"). In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

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

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. That motion was resolved through an agreement that effectively stays the AFFF litigation against these parties. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from the Company’s Unaudited Condensed Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and will account for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $297 million in its Unaudited Condensed Consolidated Statements of Operations

within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

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

Income Taxes

Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $75 million and $293 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of September 30, 2023, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $75 million due in 2024. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2023, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida
October 26, 2023

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

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of ours, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in our Fire & Security segment, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements.

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

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

The following represents our consolidated net sales and operating results:

	Three Months Ended September 30,
(In millions)	2023	2022	Period Change	% Change
Net sales	$5,731	$5,451	$280	5%
Cost of products and services sold	(3,915)	(3,974)	59	(1)%
Gross margin	1,816	1,477	339	23%
Operating expenses	(1,171)	49	(1,220)	(2,490)%
Operating profit	645	1,526	(881)	(58)%
Non-operating income (expense), net	(51)	(56)	5	(9)%
Income from operations before income taxes	594	1,470	(876)	(60)%
Income tax expense	(213)	(138)	(75)	54%
Net income from operations	381	1,332	(951)	(71)%
Less: Non-controlling interest in subsidiaries' earnings from operations	24	20	4	20%
Net income attributable to common shareowners	$357	$1,312	$(955)	(73)%

Net Sales

For the three months ended September 30, 2023, Net sales were $5.7 billion, a 5% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Three Months Ended September 30, 2023
Organic	3%
Foreign currency translation	1%
Acquisitions and divestitures, net	1%
Total % change	5%

Organic sales for the three months ended September 30, 2023 increased by 3% compared with the same period of 2022. The organic increase was driven by our HVAC segment due to improved global end-markets in our Commercial HVAC business and pricing improvements in our North America residential and light commercial business. In addition, our Fire & Security segment benefited from price improvements and volume growth in the Americas as well as strong demand in global industrial markets. Refrigeration results decreased due to volume reductions in commercial refrigeration and container end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 2% to Net sales during the three months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the three months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

Gross Margin

For the three months ended September 30, 2023, gross margin was $1.8 billion, a 23% increase compared with the same period of 2022. The components were as follows:

	Three Months Ended September 30,
(In millions)	2023	2022
Net sales	$5,731	$5,451
Cost of products and services sold	(3,915)	(3,974)
Gross margin	$1,816	$1,477
Percentage of net sales	31.7%	27.1%

Gross margin increased by $339 million compared with the three months ended September 30, 2022. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, operating results associated with TCC since the date of acquisition further benefited gross margin during the period. These amounts were partially offset by the higher cost of commodities and components used in our products. Although inflationary cost pressures have begun to moderate, they remain elevated and continue to impact the cost of products and services sold in each of our segments. Gross margin as a percentage of Net sales increased by 460 basis points compared with the same period of 2022.

Operating Expenses
For the three months ended September 30, 2023, operating expenses, including Equity method investment net earnings, were $1.2 billion, a 2,490% decrease compared with the same period of 2022. The components were as follows:

	Three Months Ended September 30,
(In millions)	2023	2022
Selling, general and administrative	$(831)	$(624)
Research and development	(157)	(143)
Equity method investment net earnings	75	63
Other income (expense), net	(258)	753
Total operating expenses	$(1,171)	$49
Percentage of net sales	20.4%	(0.9)%

For the three months ended September 30, 2023, Selling, general and administrative expenses were $831 million, a 33% increase compared with the same period of 2022. The increase is primarily due to higher compensation, commissions and other employee-related costs in the current period. In addition, incremental selling, general and administrative expenses associated with TCC since the date of acquisition further contributed to the increase. The current period also included $62 million of acquisition and divestiture-related costs compared with $15 million during the three months ended September 30, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2023, Equity method investment net earnings were $75 million, a 19% increase compared with the same period of 2022. The increase was primarily driven by a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture. The amount was partially offset by an increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. During the three months ended September 30, 2022, pre-acquisition equity earnings of TCC totaled $20 million.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, we recognized a $257 million loss during the three months ended September 30, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price for the VCS Business.

In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest during the three months ended September 30, 2022. In addition, we recognized a $7 million charge resulting from the settlement of working capital and other transaction-related items associated with the Chubb Sale.

Non-Operating Income (Expense), net

For the three months ended September 30, 2023, Non-operating income (expense), net was $51 million, a 9% decrease compared with the same period of 2022. The components were as follows:

	Three Months Ended September 30,
(In millions)	2023	2022
Non-service pension (expense) benefit	$—	$—

Interest expense	$(86)	$(71)
Interest income	35	15
Interest (expense) income, net	$(51)	$(56)

Non-operating income (expense), net	$(51)	$(56)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended September 30, 2023, Interest expense was $86 million, a 21% increase compared with the same period of 2022. In connection with the proposed acquisition of the VCS Business, we entered into several financing arrangements and capitalized $54 million of deferred financing costs. During the three months ended September 30, 2023, we amortized $12 million of deferred financing costs in Interest expense, of which $11 million related to our senior unsecured bridge term loan facility ("the Bridge Loan").

Income Taxes

	Three Months Ended September 30,
	2023	2022
Effective tax rate	35.9%	9.4%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 35.9% for the three months ended September 30, 2023 compared with 9.4% for the three months ended September 30, 2022. The year-over-year increase was primarily driven by the non-deductible loss of $257 million on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business and a tax charge of $33 million related to our intention to no longer permanently reinvest historical earnings from certain jurisdictions. In addition, the three months ended September 30, 2022 included a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC compared to our U.S. statutory tax rate.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

The following represents our consolidated net sales and operating results:

	Nine Months Ended September 30,
(In millions)	2023	2022	Period Change	% Change
Net sales	$16,996	$15,316	$1,680	11%
Cost of products and services sold	(12,047)	(11,099)	(948)	9%
Gross margin	4,949	4,217	732	17%
Operating expenses	(3,260)	(135)	(3,125)	2,315%
Operating profit	1,689	4,082	(2,393)	(59)%
Non-operating income (expense), net	(164)	(167)	3	(2)%
Income from operations before income taxes	1,525	3,915	(2,390)	(61)%
Income tax expense	(524)	(609)	85	(14)%
Net income from operations	1,001	3,306	(2,305)	(70)%
Less: Non-controlling interest in subsidiaries' earnings from operations	72	42	30	71%
Net income attributable to common shareowners	$929	$3,264	$(2,335)	(72)%

Net Sales

For the nine months ended September 30, 2023, Net sales were $17.0 billion, a 11% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Nine Months Ended September 30, 2023
Organic	4%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	8%
Total % change	11%

Organic sales for the nine months ended September 30, 2023 increased by 4% compared with the same period of 2022. The organic increase was primarily driven by our HVAC segment due to improved global end-markets in our Commercial HVAC business and pricing improvements in our North America residential and light commercial business. In addition, our Fire & Security segment benefited from price improvements and volume growth in each region. Refrigeration results decreased due to volume reductions in commercial refrigeration and container end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 9% to Net sales during the nine months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the nine months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

Gross Margin

For the nine months ended September 30, 2023, gross margin was $4.9 billion, a 17% increase compared with the same period of 2022. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net sales	$16,996	$15,316
Cost of products and services sold	(12,047)	(11,099)
Gross margin	$4,949	$4,217
Percentage of net sales	29.1%	27.5%

Gross margin increased by $732 million compared with the nine months ended September 30, 2022. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, operating results associated with TCC since the date of acquisition further benefited gross margin during the period. These amounts were partially offset by the higher cost of commodities and components used in our products and certain supply chain constraints. Although inflationary cost pressures have begun to moderate, they remain elevated and continue to impact the cost of products and services sold in each of our segments. Gross margin as a percentage of Net sales increased 160 basis points compared with the same period of 2022.

Operating Expenses

For the nine months ended September 30, 2023, operating expenses, including Equity method investment net earnings, were $3.3 billion, a 2,315% increase compared with the same period of 2022. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Selling, general and administrative	$(2,336)	$(1,839)
Research and development	(447)	(390)
Equity method investment net earnings	171	222
Other income (expense), net	(648)	1,872
Total operating expenses	$(3,260)	$(135)
Percentage of net sales	19.2%	0.9%

For the nine months ended September 30, 2023, Selling, general and administrative expenses were $2.3 billion, a 27% increase compared with the same period of 2022. The increase is primarily due to higher compensation, commissions and other employee-related costs during the current period. In addition, incremental selling, general and administrative expenses associated with TCC since the date of acquisition further contributed to the increase. The current period also included $88 million of acquisition and divestiture-related costs compared with $28 million during the nine months ended September 30, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2023, Equity method investment net earnings were $171 million, a 23% decrease compared with the same period of 2022. The decrease was primarily driven by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. The decrease was partially offset by a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture. During the nine months ended September 30, 2022, pre-acquisition equity earnings of TCC totaled $87 million which included a $27 million gain on the sale of two minority owned subsidiaries.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, we recognized a $368 million loss during the nine months ended September 30, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price. In addition, we recognized a loss of $297 million on the deconsolidation of KFI due to its Chapter 11 filing.

In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest during the nine months ended September 30, 2022. In addition, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion. Prior period results also included a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expense), net

For the nine months ended September 30, 2023, Non-operating income (expense), net was $164 million, a 2% decrease compared with the same period of 2022. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Non-service pension (expense) benefit	$—	$(2)

Interest expense	$(251)	$(226)
Interest income	87	61
Interest (expense) income, net	$(164)	$(165)

Non-operating income (expense), net	$(164)	$(167)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the nine months ended September 30, 2023, Interest expense was $251 million, a 11% increase compared with the same period of 2022. In connection with the proposed acquisition of the VCS Business, we entered into several financing arrangements and capitalized $54 million of deferred financing costs. During the nine months ended September 30, 2023, we amortized $34 million of deferred financing costs in Interest expense, of which $30 million related to our Bridge Loan. During the nine months ended September 30, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income.

Income Taxes

	Nine Months Ended September 30,
	2023	2022
Effective tax rate	34.4%	15.6%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 34.4% for the nine months ended September 30, 2023 compared with 15.6% for the nine months ended September 30, 2022. The year-over-year increase was primarily driven by the non-deductible loss of $297 million on the deconsolidation of KFI due to its Chapter 11 filing and the $368 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, the nine months ended September 30, 2022 included a lower effective tax rate on a $732 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC and the $1.1 billion Chubb gain compared with our U.S. statutory rate and a favorable tax adjustment of $32 million associated with foreign tax credits generated and utilized in the prior year.

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

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$4,008	$3,734	$763	$1,314	19.0%	35.2%
Refrigeration	924	923	107	116	11.6%	12.6%
Fire & Security	923	905	164	142	17.8%	15.7%
Total segment	$5,855	$5,562	$1,034	$1,572	17.7%	28.3%

HVAC Segment

For the three months ended September 30, 2023, Net sales in our HVAC segment were $4.0 billion, a 7% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	4%
Foreign currency translation	—%
Acquisitions and divestitures, net	3%
Total % change in Net sales	7%

The organic increase in Net sales of 4% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 9%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw strong growth in North America and volume improvements in Europe. Asia results were impacted by reduced end-market demand in China. Higher sales in our North America residential and light commercial business (up 5%) were primarily driven by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023. These amounts were partially offset by volume reductions in North America residential end-markets. Results in our Global Comfort Solutions business (down 7%) were primarily driven by lower demand in certain European end-markets.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 3% to Net sales during the three months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

For the three months ended September 30, 2023, Operating profit in our HVAC segment was $763 million, a 42% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	12%
Acquisitions and divestitures, net	1%
Restructuring	(2)%
Other	(53)%
Total % change in Operating profit	(42)%

The operational profit increase of 12% was primarily attributable to pricing improvements and ongoing customer demand in certain end-markets compared with the prior year. These benefits more than offset the higher costs for commodities and components used in our products. Higher earnings from equity method investments further benefited operational profit and included a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture. These amounts were partially offset by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Acquisitions and divestitures, net primarily related to the results of operations associated with the acquisition of TCC. The transaction added 1% to Operating profit during the three months ended September 30, 2022. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest in Other.

Refrigeration Segment

For the three months ended September 30, 2023, Net sales in our Refrigeration segment were $924 million, flat compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	(3)%
Foreign currency translation	3%
Acquisitions and divestitures, net	—%
Total % change in Net sales	—%

Organic Net sales decreased 3% compared to the prior year as the segment experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 12%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia results were impacted by reduced end-market demand in China. Transport refrigeration results increased (up 1%) compared to the prior year as pricing improvements and strong end-market demand in Europe and Asia were offset by continued weakness in container end-markets.

For the three months ended September 30, 2023, Operating profit in our Refrigeration segment was $107 million, a 8% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(9)%
Foreign currency translation	3%
Acquisitions and divestitures, net	(1)%
Restructuring	(1)%
Total % change in Operating profit	(8)%

The decrease in operational profit of 9% was primarily driven by volume reductions in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements and favorable productivity initiatives during the period. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Fire & Security Segment

For the three months ended September 30, 2023, Net sales in our Fire & Security segment were $923 million, a 2% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	6%
Foreign currency translation	1%
KFI deconsolidation	(5)%
Total % change in Net sales	2%

The organic increase in Net sales of 6% was primarily driven by pricing improvements and volume growth compared with the prior year. Growth in the Americas was primarily driven by strong commercial markets while residential markets were down compared with the prior year. End-market demand in Europe continued to be be impacted by economic conditions and inflationary cost pressures. Results in Asia normalized after a strong COVID-19 related recovery but were further impacted by reduced end-market demand in China. Global industrial sales benefited segment results due to pricing improvements and strong end-market demand. The segment continues to be impacted by ongoing supply chain constraints for certain components used in our products.

For the three months ended September 30, 2023, Operating profit in our Fire & Security segment was $164 million, a 15% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	17%
Foreign currency translation	1%
Restructuring	1%
KFI deconsolidation	(9)%
Chubb gain	5%
Total % change in Operating profit	15%

The increase in operational profit of 17% was primarily driven by pricing improvements, volume growth and lower freight and logistics costs compared to the prior year. These amounts were partially offset by the higher costs of commodities and components used in our products. In addition, higher inventory-related reserves resulting from supply chain challenges further impacted segment results. Inflationary cost pressures have moderated, but continue to impact our operating profit.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Summary performance for each of our segments is as follows:
	Net Sales		Operating Profit		Operating Profit Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$11,846	$10,092	$1,940	$2,369	16.4%	23.5%
Refrigeration	2,794	2,940	327	370	11.7%	12.6%
Fire & Security	2,724	2,610	100	1,494	3.7%	57.2%
Total segment	$17,364	$15,642	$2,367	$4,233	13.6%	27.1%

HVAC Segment

For the nine months ended September 30, 2023, Net sales in our HVAC segment were $11.8 billion, a 17% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	6%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	12%
Total % change in Net sales	17%

The organic increase in Net sales of 6% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 14%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business saw strong growth in all regions including Europe and Asia as current economic conditions and inflationary cost pressures improved compared with the prior year. Higher sales in our North America residential and light commercial business (up 3%) were primarily driven by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023. These amounts were partially offset by volume reductions in North America residential end-markets. Results in our Global Comfort Solutions business (down 4%) were primarily driven by lower demand in certain European end-markets.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 12% to Net sales during the nine months ended September 30, 2023 and is included in Acquisitions and divestitures, net.

For the nine months ended September 30, 2023, Operating profit in our HVAC segment was $1.9 billion, a 18% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	8%
Acquisitions and divestitures, net	6%
Restructuring	(1)%
Amortization of acquired intangibles	(3)%
Other	(28)%
Total % change in Operating profit	(18)%

The operational profit increase of 8% was primarily attributable to pricing improvements and ongoing customer demand in certain end-markets compared with the prior year. These benefits more than offset the higher costs for commodities and components used in our products. Lower earnings from equity method investments impacted operational profit due to the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit.

Acquisitions and divestitures, net primarily related to the results of operations associated with the acquisition of TCC. The transaction added 1% to Operating profit during the nine months ended September 30, 2022. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $732 million non-cash gain associated with the increase in our ownership interest in Other.

Refrigeration Segment

For the nine months ended September 30, 2023, Net sales in our Refrigeration segment were $2.8 billion, a 5% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	(4)%
Foreign currency translation	—%
Acquisitions and divestitures, net	(1)%
Total % change in Net sales	(5)%

Organic Net sales decreased 4% compared to the prior year as the segment experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 16%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia results were impacted by reduced end-market demand in China. Transport refrigeration sales were flat compared to the prior year as pricing improvements and strong end-market demand in the U.S. and Europe offset continued weakness in container end-markets.

For the nine months ended September 30, 2023, Operating profit in our Refrigeration segment was $327 million, a 12% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	(16)%
Acquisitions and divestitures, net	(1)%
Restructuring	(1)%
Other	6%
Total % change in Operating profit	(12)%

The decrease in operational profit of 16% was primarily driven by volume reductions in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements and favorable productivity initiatives. Inflationary cost pressures have begun to moderate, but continue to impact our operating profit. Amounts reported in Other represent a $24 million gain on the sale of a business within Transport refrigeration.

Fire & Security Segment

For the nine months ended September 30, 2023, Net sales in our Fire & Security segment were $2.7 billion, a 4% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net Sales
Organic	8%
Foreign currency translation	(1)%
KFI deconsolidation	(3)%
Total % change in Net sales	4%

The organic increase in Net sales of 8% was primarily driven by pricing improvements and volume growth compared with the prior year. Sales grew in all three regions including strong commercial and residential results in the Americas. Growth in Europe moderated as economic conditions and inflationary cost pressures impacted end-market demand. Results in Asia normalized after a strong COVID-19 related recovery. Global industrial sales benefited segment results due to pricing improvements and strong demand. The segment continues to be impacted by ongoing supply chain constraints for certain components used in our products.

For the nine months ended September 30, 2023, Operating profit in our Fire & Security segment was $100 million, a 93% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating Profit
Operational	2%
KFI deconsolidation	(21)%
Chubb gain	(74)%
Total % change in Operating profit	(93)%

The increase in operational profit of 2% was primarily driven by pricing improvements, volume growth and lower freight and logistics costs compared to the prior year. These amounts were partially offset by the higher costs of commodities and components used in our products. In addition, higher inventory-related reserves resulting from supply chain challenges further impacted segment results. Inflationary cost pressures have moderated, but continue to impact our operating profit.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. As a result, we recognized a loss on deconsolidation of $297 million during the nine months ended September 30, 2023.

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

As of September 30, 2023, we had cash and cash equivalents of $3.9 billion, of which approximately 39% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2023 and December 31, 2022, the amount of such restricted cash was approximately $6 million and $7 million, respectively.

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for other general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of September 30, 2023, we had no borrowings outstanding under our commercial paper program and our Revolving Credit Facility.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,902	$3,520
Total debt	$8,785	$8,842
Total equity	$8,502	$8,076

Net debt (total debt less cash and cash equivalents)	$4,883	$5,322
Total capitalization (total debt plus total equity)	$17,287	$16,918
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,385	$13,398
Total debt to total capitalization	51%	52%
Net debt to net capitalization	36%	40%

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

The Revolving Credit Facility, the Japanese Term Loan Facility and the indentures for the long-term notes contain affirmative and negative covenants customary for financings of these types, which among other things, limit our ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2023, we were compliant with the covenants under the agreements governing our outstanding indebtedness.

The following table presents our credit ratings and outlook as of September 30, 2023:

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

During the three months ended September 30, 2023, we did not repurchase any shares of common stock. During the nine months ended September 30, 2023, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $62 million. As a result, we have approximately $2.1 billion remaining under the current authorization at September 30, 2023.

Dividends

We paid dividends on common stock during the nine months ended September 30, 2023, totaling $465 million. In October 2023, the Board of Directors declared a dividend of $0.185 per share of common stock payable on November 20, 2023 to shareowners of record at the close of business on October 27, 2023.

Discussion of Cash Flows

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$1,545	$620
Investing activities	(431)	2,045
Financing activities	(688)	(2,584)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(115)
Net increase (decrease) in cash and cash equivalents and restricted cash	$381	$(34)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by operating activities was primarily driven by a decrease in working capital balances compared with the prior period. Improved inventory management and higher accounts payable balances more than offset higher accounts receivable balances. In addition, Accounts payable and accrued liabilities included a $368 million mark-to-market valuation adjustment on our window forward contracts associated with the Euro-denominated purchase price of the VCS Business. Prior year working capital balances increased due to higher safety stock and supply chain constraints.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2023, net cash used in investing activities was $431 million. The primary drivers of the outflow related to $236 million of capital expenditures and $134 million related to the deconsolidation of KFI. In addition, we settled working capital and other transaction-related items associated with the acquisition of TCC and invested in several businesses. These amounts totaled $69 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period. During the nine months ended September 30, 2022, net cash provided by investing activities was $2.0 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of TCC and several other businesses and minority-owned businesses, which totaled $472 million, net of cash acquired and $213 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the nine months ended September 30, 2023, net cash used in financing activities was $688 million. The primary driver of the outflow related to the payment of $465 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock. During the nine months ended September 30, 2022, net cash used in financing activities was $2.6 billion. The primary driver of the outflow related to the payment of $1.3 billion to repurchase shares of our common stock. In addition, we settled our tender offers for $1.15 billion and paid $384 million in dividends to our common shareowners.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2023. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2022 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller ("Controller") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended September 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2023
July 1 - July 30	—	$—	—	$2,129
August 1 - August 31	—	$—	—	$2,129
September 1 - September 30	—	$—	—	$2,129
Total	—	$—	—

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment Number One to the Carrier Global Corporation Company Automatic Contribution Excess Plan*+
10.2	Amendment Number One to the Carrier Global Corporation Pension Preservation Plan*+
10.3	Amendment Number One to the Carrier Global Corporation Amended and Restated Savings Restoration Plan*+
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20220331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20220331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20220331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20220331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20220331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20220331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 26, 2023	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 26, 2023	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)