Form 10-K
period 2023-12-31
CARRIER GLOBAL Corp
filed 2024-02-06
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $41.6 billion, based on the New York Stock Exchange closing price for such shares on that date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
As of January 31, 2024, there were 898,364,047 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant's definitive proxy statement related to its 2024 annual meeting of shareowners.

Carrier Global Corporation and its subsidiaries' names, abbreviations thereof, logos and product and service designators are all either the registered or unregistered trademarks or trade names of Carrier Global Corporation and its subsidiaries. Names, abbreviations of names, logos and products and service designators of other companies are either the registered or unregistered trademarks or trade names of their respective owners. As used herein, the terms "we," "us," "our," "the Company" or "Carrier," unless the context otherwise requires, mean Carrier Global Corporation and its subsidiaries. References to internet websites in this Annual Report on Form 10-K (the "Annual Report") are provided for convenience only. Information available through these websites is not incorporated by reference into this Annual Report.
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and markets in which Carrier and our businesses operate in the U.S. and globally and any changes therein, including financial market conditions, inflationary cost pressures, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions, pandemic health issues, natural disasters and the financial condition of our customers and suppliers;
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits of advanced technologies and new products and services;
•future levels of capital spending and research and development spending;
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
•a determination by the U.S. Internal Revenue Service ("IRS") and other tax authorities that the Distribution or certain related transactions should be treated as taxable transactions; and
•risks associated with current and future indebtedness, as well as our ability to reduce indebtedness and the timing thereof.

This Annual Report includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the Notes to the Consolidated Financial Statements in this Annual Report under the heading "Note 23 – Commitments and Contingent Liabilities," the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Results of Operations," "Liquidity and Financial Condition," and "Critical Accounting Estimates," and the section entitled "Risk Factors." This Annual Report also includes important information as to these factors in the "Business" section under the headings "General," "Other Matters Relating to Our Business as a Whole," and in the "Legal Proceedings" section. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the United States Securities and Exchange Commission ("SEC").

This Annual Report and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.corporate.carrier.com) under the heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet website (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1. BUSINESS

General

Carrier Global Corporation ("we" or "our" or the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

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

For the year ended December 31, 2023, our net sales were $22.1 billion and our operating profit was $2.3 billion. Our net sales for 2023 were derived from the Americas (58%), Europe, Middle East and Africa ("EMEA") (22%) and Asia-Pacific (20%). Our international operations, including U.S. export sales, represented approximately 48% of our net sales for 2023. During the same period, new equipment comprised 76% and parts and service comprised 24% of our net sales.

Sales by Segment *	Net Sales by Region	Sales by Type

* Segment sales include inter-company sales.

Separation from United Technologies Corporation

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX") completed the spin-off of Carrier into an independent publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In connection with the Separation, we issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. In addition, we entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among us, UTC and Otis following the Separation and Distribution. As of December 31, 2023, only certain portions of the Tax Matters Agreement ("TMA") remain in effect. On April 1, 2020 and April 2, 2020, we received cash contributions totaling $590 million from UTC related to the Separation.

Business Segments

We globally manage our business operations through three segments: HVAC, Refrigeration and Fire & Security. Each respective segment's major products, services and distribution methods are as follows:

The HVAC segment provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers while enhancing building performance, health, energy efficiency and sustainability. Our established brands include Carrier, Toshiba, Automated Logic, Bryant, CIAT, Day & Night, Heil, NORESCO and Riello which offer an innovative and complete portfolio of products that provide numerous solutions for our customers. Products include air conditioners, heating systems, heat pumps, controls and aftermarket components as well as aftermarket repair and maintenance services and building automation systems. Some of these products are part of our Healthy Buildings Program, which offers a suite of targeted solutions that are focused on improving and optimizing indoor air quality in buildings and homes to enhance human health, safety and productivity. Products and solutions are sold directly to building contractors and owners and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets.

The Refrigeration segment provides a healthier, safer, more sustainable and more intelligent cold chain through the reliable transport and preservation of food, medicine and other perishable cargo. Products and services are sold under established brand names, including Carrier Commercial Refrigeration, Carrier Transicold and Sensitech. Our refrigeration and monitoring products, services and digital solutions, which form our Connected Cold Chain offering, strengthen the connected cold chain and are designed for trucks, trailers, shipping containers, intermodal applications, food retail and warehouse cooling. Commercial refrigeration solutions include refrigerated cabinets, freezers, systems and controls which incorporate next-generation technologies to preserve freshness, ensure safety and enhance the appearance of food and beverages sold by retailers. Products and services are sold directly to transportation companies and retail stores and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers.

The Fire & Security segment provides a wide range of residential, commercial and industrial technologies designed to help protect people and property. Our established brands include Kidde, Edwards, GST, LenelS2, Marioff, Autronica, Aritech, Det-Tronics, Onity, Supra and Fireye which provide product and technology innovations that are supported by installation, maintenance and monitoring through a network of channel partners and our own field service business, along with web-based and mobile applications and cloud-based services. Products include fire, flame, gas, smoke and carbon monoxide detection, portable fire extinguishers, fire suppression systems, intruder alarms, access control systems and video management systems and electronic controls. Other fire and security service offerings include audit, design, installation and system integration as well as aftermarket maintenance and repair and monitoring services. Our fire and security products and solutions, also part of our Healthy Homes and Healthy Buildings Programs, are sold directly to end customers as well as through manufacturers’ representatives, distributors, dealers, value-added resellers and retail distribution.

Planned Portfolio Transformation

On April 25, 2023, we announced that we entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The acquisition was completed on January 2, 2024 for total consideration of $14.2 billion.

On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, we entered into a stock purchase agreement to sell our Fire & Security Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. On December 12, 2023, we entered into a stock purchase agreement to sell our Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. Both transactions are expected to close in 2024 and are subject to customary closing conditions.

Business Strategy

Our business strategy is to be a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. We believe our strategy is supported by a variety of favorable secular trends, including health and wellness, sustainability, digitalization, decarbonization, energy transition and a growing middle class. In order to execute our business strategy, we are focused on three pillars of growth:

Strengthen and Grow our Core

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

Increase Product Extensions and Geographic Coverage

Our strategy involves leveraging our global operations, the strength of our iconic, industry-leading brands and our success in creating valuable partnerships to focus on targeted expansion into new locations and channels where we believe that we can drive profitable growth. These drivers are supported by research and development activities with a focus on new product development and new technology innovation. We also pursue potential acquisitions to enter new locations and channels as well as expand and enhance our current product portfolio. In addition, Carrier Ventures, our global venture capital wholly-owned subsidiary, focuses on investments to accelerate the development of sustainable innovations and disruptive technologies to transform future building and cold chain management. It engages in strategic partnerships with high growth organizations as they invest in the development of technologies to innovate and commercialize the next generation of integrated renewable offerings.

Grow Aftermarket, Digital and Customer-Back Solutions

Our strategy is focused on offering a comprehensive and differentiated suite of sustainable technologies and services. We expect that these solutions will increase our total available market opportunity, enhance our predictive service and maintenance capabilities, strengthen our customer intimacy and fuel aftermarket growth. For example, Abound is a cloud-based building platform that unlocks and unites building data to create healthy, sustainable and intelligent solutions for indoor spaces. It gathers data from disparate systems, sensors and sources; identifies opportunities to optimize performance; and works with healthy building solutions to improve occupant experiences. Our Lynx digital platform, developed in collaboration with Amazon Web Services (“AWS”), allows customers to leverage data to enhance visibility, resiliency, agility and efficiency in the cold chain to reduce losses and support real-time decisions. In addition, our product teams are deriving insights from data by employing AWS for connectivity, artificial intelligence and machine learning. Most recently, we signed a multi-year, strategic collaboration agreement with AWS to offer additional Software-as-a-Service ("SaaS") solutions in the areas of HVAC performance, sustainability and safety and security. The collaboration is part of our growing investment in digitally-enabled lifecycle solutions designed to inspire confidence in the health and safety of indoor environments.

As power grids and transport infrastructure shift from fossil fuels to renewables, we will continue to position ourselves as a leader in innovative electrified solutions that reduce emissions and energy consumption and promote grid stability. Our solutions range from residential home energy management to sustainable solutions for commercial and industrial buildings to optimized low noise and low greenhouse gas emission transport solutions. With the addition of the VCS Business on January 2, 2024, we are strongly positioned to provide renewable and complete energy solutions globally, with a portfolio that includes low global warming potential high temperature heat pumps for use in industrial and commercial applications, natural refrigerant heat pumps for residential buildings and a connected ecosystem of offerings for an electric home, such as solar PV, batteries, and a differentiated digital platform, all supported by extensive service and aftermarket offerings.

Our industry-leading global brands and track record of innovation form the foundation of our business strategy. This strategy is fueled by our position at the epicenter of important secular trends, including an emphasis on health and wellness, a growing focus on sustainability, increasing digitalization and energy transition. Coupled with our focus on growth, innovation and operational efficiency, we expect to drive long-term growth and increased value.

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

Raw Materials and Supplies

We rely on suppliers and commodity markets to secure components and raw materials such as copper, aluminum and steel. In addition, we also use semi-conductors and other electronic components in the manufacture of our products. To maximize our buying effectiveness and leverage our scale, we have a central strategic sourcing group that consolidates purchases of certain materials and components across our business segments. We work closely with our suppliers to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible.

Intellectual Property

We maintain a broad portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our business to protect our research and development investments and to maintain our competitive advantages. We hold approximately 14,000 active patents and pending patent applications worldwide. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringement. We believe that we have taken reasonable measures to build and protect this portfolio of intellectual property rights, but we cannot be assured that these rights will not be challenged, found invalid or unenforceable.

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

Joint Ventures and Strategic Relationships

Our joint ventures and strategic relationships are an important part of our business. We hold direct ownership interests in approximately 47 joint ventures, the financial results of which are accounted for by the equity method of accounting or the cost basis of accounting, of which 97% of such investments are in our HVAC segment. These relationships engage in distribution, manufacturing and product development activities and are integral to our business operations and growth strategy.

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

Environmental Goals

As a global leader in intelligent climate and energy solutions, we are committed to making the world safer, sustainable and more comfortable. We have set ambitious environmental, social and governance goals to be reached by 2030, which include the following:

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

Human Capital Management

As of December 31, 2023, we had approximately 53,000 employees worldwide, of which 39% are located in the Americas, 23% are located in EMEA and 38% are located in Asia. As of December 31, 2023, in the U.S., 75% of our approximately 4,300 production and maintenance employees were covered under six collective bargaining agreements with expiration dates ranging from 2024 to 2027. In Europe, approximately 11,000 employees are represented by two European Works Councils and, at national and local levels, we inform and consult with 46 local works councils and with unions representing employees at approximately 40 sites. We believe that our relations with our labor unions and works councils are generally good.

We believe that our employees are our most important asset and that, in turn, our success and growth depend in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. We continuously evaluate, modify and enhance our recruitment and retention strategies as part of the overall management of our business. These strategies form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives.

Health & Safety. Our Environmental, Health and Safety program is focused on eliminating the risk of serious injuries, illness and fatalities to employees, contractors and customers during manufacturing, installation, servicing and other business activities. We apply rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations and our incident reporting requirements. For 2023, our total recordable incident rate ("TRIR"), based upon the number of employee injuries per 200,000 hours worked, was 0.30 and our lost time incident rate ("LTIR") was 0.10, both of which improved compared with 2022.

Competitive Pay, Benefits and Total Rewards and Practices. Our total rewards philosophy is designed to align the compensation of our employees with individual and company performance, and to provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve superior results. In addition, we offer a company-paid employee assistance program to help employees and their families with mental health and other life challenges. In coordination with each country’s social welfare system, and in addition to any required local health care participation, we may provide additional health and welfare benefits depending on, among other things, the market competitiveness in that country. We also offer a tuition assistance program, the Employee Scholar Program, that is discussed in more detail below (see Talent Development and Employee Engagement).

Inclusion & Diversity. As of December 31, 2023, approximately 30% of our employees and 32% of our executives globally were women. As of December 31, 2023, people of color represented approximately 33% of our U.S. executive and 27% of our professional employees in the U.S.

Our greatest strength is the global diversity of our people and inclusion is one of our core company values. We believe both are critical to employee engagement and ultimately, an important source of innovation. To this end, we continue to promote _belong as our inclusion and diversity philosophy which includes a focus on attracting, developing and mentoring the best talent. We also sponsor multiple Employee Resource Groups ("ERGs"), such as Pride, Carrier Black Alliance, WE (Women's Empowerment at Carrier), CHEER (Carrier Hispanic & Latino Employee Engagement Resource group), UCAN (United Carrier Asian Network) and Military and Veterans. These ERGs have an open membership to all employees, operate with a formal leadership structure, a steering committee, senior leadership sponsorship and a defined mission statement that is aligned with supporting our business strategy. We have established relationships with colleges and universities in the United States, including two historically black colleges and universities, to create programs to help students develop skills for the future and provide career and recruitment initiatives.

Our Chairman and Chief Executive Officer ("CEO") signed the CEO Action for Diversity & Inclusion TM pledge joining more than 2,000 CEOs to underscore our commitment to ensure inclusion is core to our business culture. Our senior management has also signed the Hispanic Promise, joining other Fortune 500 companies in the pledge to hire, retain and develop Hispanics in the workplace. Additionally, we offer our global workforce the opportunity to participate in annual inclusion and diversity training.

We are proud of the strides we have made and the recognition we have received in furthering our inclusion and diversity strategy. For example, in 2023, we participated in the Human Rights Campaign Foundation's Corporate Equality Index and achieved a perfect score for the third time, being recognized as a Best Place to Work for LGBTQ Equality. We also participated in the Human Rights Campaign Foundation’s Corporate Equality Index in Mexico and achieved a perfect score being recognized as Best Place to Work for LGBTQ Equality in Mexico for the second year in a row.

Talent Development and Employee Engagement. We are committed to the continued development and engagement of our people. We promote continuous learning by offering a company-sponsored Employee Scholar Program, which covers the cost of an employee's tuition, academic fees and books at approved universities. We conduct annual leadership development reviews, a process through which senior leaders identify future leaders and discuss strengths and development opportunities, fostering succession planning for key leadership positions. We also offer various talent development programs including internships, early career rotational programs and a suite of development programs for current and future leaders during the three critical stages of their careers – early career, mid-career and senior leadership.

Three-times per year we conduct a confidential online survey in local languages to solicit feedback from our employees. The results are reviewed by senior leadership and shared with our managers and other employees who collaborate to act on identified areas of improvement.

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
•Risks associated with climate change, government, regulations and incentives associated with climate change and mitigation efforts could adversely affect our business.
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
•We have significant indebtedness, as well as unused borrowing capacity, and we may incur additional debt in the future. Servicing our indebtedness requires a significant amount of cash, and the terms of our current indebtedness, and the terms of any future indebtedness may restrict the activities of the company.
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
•Shareowner's percentage of ownership in our common stock may be diluted in the future.
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

General Risks

•Natural disasters, epidemics or other unexpected events (including those related to COVID-19) may disrupt our operations, adversely affect our results of operations, cash flows or financial condition, and may not be fully covered by insurance.
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

Approximately 48% of our net sales for the year ended December 31, 2023 are derived from international operations, including U.S. export sales. As a result, changes in local and regional economic conditions, including fluctuating exchange rates, may adversely affect demand for our products and the profits generated by our non-U.S. operations because a significant portion of our sales and expenses are denominated in currencies other than U.S. dollars. While we attempt to manage our exchange rate risks, we are not completely insulated from that exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our operating margins in various locations outside of the U.S., which would adversely impact the comparability of our results from period to period.

Our international sales and operations are also subject to the risks associated with changes in local government regulations and policies regarding investments, employment, taxation, incentives, foreign exchange and capital controls and the repatriation of earnings. Moreover, government regulations and policies regarding international trade, such as import quotas, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services or encumber our ability to manufacture or sell or procure products in certain countries. The implementation of more restrictive trade policies by the U.S. or by other countries, such as China and Mexico, where we sell or produce our products and services or procure materials, including as a result of the ongoing trade conflict between the U.S. and China, could negatively impact our business, results of operations and financial condition. Our international sales and operations are also sensitive to political and economic instability, changes in foreign national priorities and government budgets, and the risks associated with differing legal systems and customs in foreign countries.

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

Risks associated with climate change, government, regulations and incentives associated with climate change and mitigation efforts could adversely affect our business.

The effects of climate change, including increased frequency and intensity of extreme weather conditions and water scarcity, create financial risks to our business. The potential impacts of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present; for example rising sea levels at certain of our facilities, changing storm patterns and intensities and changing temperature levels. The effects of climate change could disrupt our operations by impacting the availability and cost of materials and by increasing insurance and other operating costs. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them. Potential adverse impacts from climate change may create health and safety issues for employees operating at our facilities and may lead to an inability to maintain standard operating hours.

There is a general consensus that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. Increased public awareness and concern about climate change will likely continue to: (1) generate more international, regional and/or national requirements to curtail the use of high global warming potential refrigerants (e.g. the Kigali Amendment to the Montreal Protocol and the American Innovation and Manufacturing ("AIM") Act of 2020, which are essential to many of our products); (2) increase building energy and cold chain efficiency; (3) cause a shift away from the use of fossil fuels as an energy source, including natural gas prohibitions; and (4) lead to the adoption of additional rules and regulations surrounding public disclosures relating to greenhouse gas emissions, including those recently adopted in California and the European Union. In some instances, these requirements may render our existing technology, particularly some of our HVAC and refrigeration products, non-compliant or obsolete and we may be required to make increased capital expenditures to meet new regulations and standards, changing interpretations and stricter enforcement of current laws and regulations. Furthermore, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preferences that we may not be able to timely meet due to our required level of capital investment and technology advancement. While we are committed to pursuing sustainable solutions for our products, there can be no assurance that our development efforts will be successful, that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will justify our investments in new product development.

The inconsistent international, regional and/or national requirements associated with climate change regulations, such as the U.S. re-entry into the Paris Climate Agreement, also create economic and regulatory uncertainty. There is also regulatory and budgetary uncertainty associated with government incentives, which, if discontinued or materially reduced, could adversely impact the demand for energy-efficient buildings and homes and could increase costs of compliance.

We have set environmental, social and governance goals to be achieved by 2030, which include investing over $2 billion to develop healthy, safe, sustainable and intelligent buildings and cold chain solutions that incorporate sustainable design principles and reduce lifecycle impacts, reducing our customers' carbon footprint by more than 1 gigaton, achieving carbon neutral operations and reducing energy intensity by 10% across our operations. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our goals will be achieved, or that any future expenditures or investments we make in furtherance of achieving such goals will be available, effective, meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. For example, to make substantial progress toward or to meet some of these goals, we may need to purchase or deploy a combination of renewable energy utility contracts, carbon credits or offsets, energy-efficient or low-emission products or operations, or carbon sequestration technologies, and there can be no assurance of the extent to which such contracts, credits, offsets, products, operations or technologies will be available or effective in reducing emissions or energy intensity. As global regulatory reporting obligations continue to emerge and evolve, we strive to align our environmental, social and governance disclosures to global reporting requirements, standards, and best practices. To the extent that reporting gaps exist as reporting standards change over time, this could result in increased compliance costs and risks.

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

Our business has been and may again in the future be impacted by disruptions to our or third-party providers’ IT infrastructure, which have resulted and could in the future result from (among other causes) cyber-attacks, infrastructure failures or compromises to our physical security. Cyber-based risks are evolving and include attacks: (i) on our IT infrastructure; (ii) targeting the security, integrity and/or availability of hardware and software; (iii) exploiting weaknesses or vulnerabilities in our products, or capturing information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into, or into environments using, third-party products); and (iv) on facilities or similar infrastructure. Such attacks could disrupt our systems (or those of third parties) and business operations, impact the ability of our products to work as intended or result in the unauthorized access, use, disclosure, modification or destruction of information in violation of applicable law and/or contractual obligations. We continue to make investments and adopt measures to enhance our protection, detection, response and recovery capabilities, and to mitigate potential risks to our technology, products, services, operations and confidential data. However, depending on the nature, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result, we could potentially experience: (i) production downtimes; (ii) operational delays or other detrimental impacts on our operations; (iii) destruction or corruption of our data (or data at or third-party providers); (iv) security breaches; (v) manipulation or improper use of our or third-party systems, networks or products; and (vi) financial losses from remedial actions, loss of business, liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

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

These risks are heightened by the increasingly connected nature of our products and services as we continue to focus on providing digitally-enabled lifecycle solutions to our customers, including due to the use of third-party products to connect these products and services to the internet, which may be subject to additional vulnerabilities beyond our control.

We engage in acquisitions and divestitures and may encounter difficulties integrating acquired businesses with, or disposing of businesses from, our current operations; therefore, we may not realize the anticipated benefits of these acquisitions and divestitures.

We seek to grow through strategic acquisitions in addition to organic growth. In the past several years, we have acquired consolidated and minority-owned businesses in an effort to complement and expand our business, including the acquisition of the VCS Business, which we completed on January 2, 2024. We expect to continue such pursuits in the future. Our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s historical activities.

In connection with these acquisitions, we have in the past incurred, and expect to incur in the future, significant costs, including in connection with the integration of such businesses. For example, in connection with the integration of the VCS Business, we incurred transaction fees and costs related to formulating integration plans, we expect to incur a number of non-recurring costs associated with achieving cost synergies in connection with the acquisition, and the execution of our integration plans may lead to additional unanticipated costs, including costs related to employee retention, redeployment, relocation or severance fees, as well as costs necessary to maintain employee morale and to attract, motivate or retain management personnel and other key employees. Furthermore, integrating a business, including the VCS Business, may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; managing the expenses and operational challenges of the integration process; consolidating corporate and administrative infrastructures; coordinating geographically separate organizations; loss of customers, distributors, suppliers, and other business partners of the acquired business; unanticipated issues in integrating information technology, communications, internal controls and other systems; as well as potential unknown liabilities and unforeseen expenses related to integration. We ultimately may not realize, and have sometimes not realized, the degree or timing of benefits or cost synergies we anticipate when we first enter into a transaction.

We also may incur - and have incurred - unanticipated costs or expenses, including asset impairment and other charges and expenses associated with litigation and other liabilities. In addition, in connection with certain acquisitions including the acquisition of the VCS Business, we have disclosed and may from time to time disclose, unaudited pro forma financial information. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the acquisition been completed on the dates indicated therein. Further, our actual results and financial position may differ materially and adversely from the unaudited pro forma financial information, including due to certain adjustments made by our management, and due to changes between preliminary estimates of the fair value of assets to be acquired and liabilities to be assumed, and the final acquisition accounting. Additionally, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings subsequent to periods in which we acquire new businesses. Any of the foregoing could adversely affect our business and results of operations.

We also make strategic divestitures from time to time. On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 8, 2023, we announced entry into a definitive agreement to sell our global security business and on December 13, 2023, we announced the entry into a definitive agreement to sell our global commercial refrigeration business. These and other divestitures may result in continued financial exposure to the divested businesses, such as through guarantees, other financial arrangements, continued supply and services arrangements or through the retention of liabilities, such as for environmental and product liability claims. Under these arrangements, nonperformance by those divested businesses or claims against retained liabilities could result in the imposition of obligations that could have a material adverse effect on our results of operations, cash flows or financial condition.

The success of future acquisitions, divestitures and joint ventures will depend on the satisfaction of conditions precedent to such transactions, which will depend in part on the ability of the parties to secure any required regulatory approvals in a timely manner, among other things.

We have significant indebtedness, as well as unused borrowing capacity, and we may incur additional debt in the future. Servicing our indebtedness requires a significant amount of cash, and the terms of our current indebtedness, and the terms of any future indebtedness may restrict the activities of the company.

As of December 31, 2023, we had approximately $14.3 billion in aggregate principal amount of outstanding indebtedness, including debt incurred to close the acquisition of the VCS Business on January 2, 2024. See Note 7 – Borrowings and Lines of Credit and Note 25 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements and the section entitled "Liquidity and Financial Condition" in this Annual Report for additional information. Although not expected, we may also incur additional indebtedness in the future, including via issuance of commercial paper, under either our Revolving Credit Facility or under the Revolver.

Our debt obligations could potentially have important consequences to us and our debt and equity investors, including: (1) requiring a substantial portion of our cash flows from operations to make debt service payments or to refinance our indebtedness as it becomes due, making it more difficult for us to satisfy our other priorities and obligations; (2) resulting in higher interest expenses, (3) increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing; (4) increasing our vulnerability to general adverse economic and industry conditions; (5) reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business; (6) limiting our flexibility in pursuing strategic opportunities or planning for, or reacting to, changes in our business and the industry; (7) placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged; and (8) limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, regulatory factors, and other factors beyond our control. Our cash flow from operations in the future may be insufficient to service our indebtedness because of factors beyond our control, including if our actual cash requirements in the future are greater than expected. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

As described in Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and "Liquidity and Financial Condition," the agreements governing our indebtedness contain covenants restricting our financial flexibility in a number of ways, including, among other things, restrictions on our ability and the ability of certain of our subsidiaries to incur liens, to make certain fundamental changes and to enter into sale and leaseback transactions. In addition, some of the agreements governing our indebtedness require that we not exceed a maximum consolidated total leverage ratio and contain certain customary events of default, including related to changes of control. As of the date of this report, we were in compliance with the covenants under the agreements governing our outstanding indebtedness. Our ability to comply with such restrictions and covenants, some of which have already been amended as described above, may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders or holders, as applicable, then, subject to the applicable cure periods and conditions, any outstanding indebtedness could be declared immediately due and payable.

Apart from these covenants, neither we nor any of our subsidiaries are restricted from incurring additional unsecured debt or liabilities, and to the extent that we incur additional indebtedness, the foregoing risks could increase.

We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.

Our intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes and other confidential information. Although we consider our intellectual property rights in the aggregate to be valuable, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. We nonetheless rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, customer and supplier agreements, license agreements, IT security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, IT security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary information may not be sufficient, however.

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

We use a variety of raw materials, supplier-provided parts, and third-party service providers in our business. The ability of suppliers to deliver material parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our business performance. Significant shortages, supplier capacity constraints or production disruptions, price increases, or tariffs could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers and commodity markets to secure components and raw materials (such as copper, aluminum and steel), and on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials and services. We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our supply chain could be impacted by climate change through extreme weather events, resulting in delivery or production disruptions and increased material costs. In addition, other issues with suppliers (such as capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material shortages, regulatory limitations, or the decreased availability of trucks and other delivery services could also have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. Periodic disruptions in our supply chains has resulted, and may continue to result, in sufficient inventory not being available in a timely manner or during the appropriate season as well as higher freight and other logistic costs, including increased carrier rates, which could have a material adverse effect on our business.

We use various tactical and strategic actions to mitigate our raw material and supply chain risks and challenges, including consolidating commodity purchases, locking in prices of expected purchases of certain raw materials, dual sourcing, increasing regionalization, proactive engagement with suppliers and our workforce and dynamic management of freight costs and availability. However, these efforts may be unsuccessful or could cause us to pay higher prices for a commodity when compared with the market price at the time the commodity is actually purchased or delivered. Our suppliers could be subject to tariffs as well as climate change related regulations, compliance with which would increase our costs and the impacts of which are difficult to predict. We believe that our supply management and production practices appropriately balance the foreseeable risks and the costs of alternative practices. Nonetheless, these risks may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19 or other health-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, changes in laws or regulations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as a supplier bankruptcy, IT failures and hazards such as fire, earthquakes, flooding or other natural disasters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our competitive position.

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

The performance of the financial markets and interest rates can impact our defined benefit pension plan expenses and funding obligations. Significant decreases in the discount rate or investment losses on plan assets may increase our funding obligations and adversely impact our financial results. See Note 10 – Employee Benefit Plans to the accompanying Notes to the Consolidated Financial Statements in this Annual Report for additional discussion on pension plans and related obligations and contingencies.

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

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards – which has been the case – or our customers’ expectations regarding safety or quality, we can experience and have experienced previously, lost sales and increased costs and we can be exposed, and have previously been exposed, to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement actions, which has also occurred in certain instances. In addition, when our products fail to perform as expected, we have been, and may in the future be, exposed to warranty, product liability, personal injury and other claims.

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

Emerging global chemical use restrictions related to protection of human health and the environment as well as climate change directives may require additional investments in product designs, resulting in increased manufacturing and production costs as well as updates to product safety assessments. These restrictions may also increase our legal obligations regarding remediation of its current and legacy operational sites.

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

For a description of material legal proceedings and regulatory matters, see the section entitled "Legal Proceedings" and Note 23 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report.

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

As of December 31, 2023, the net carrying value of our goodwill and intangible assets totaled $8.0 billion and $1.0 billion, respectively. Our intangible assets primarily consist of customer relationships, patents, service portfolios and trademarks. We periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or intangible assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to the capital markets.

We have been issued an investment grade credit rating by each of Moody’s Investors Services, Inc. ("Moody's"), Standard & Poor’s ("S&P") and Fitch Ratings Inc. ("Fitch Ratings"). Nonetheless, any future downgrades could increase our borrowing costs, reduce market capacity for our commercial paper or require the posting of collateral under our derivative contracts. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to the capital markets. Additionally, our credit agreements generally provide for an increase in interest rates if the ratings for our debt are downgraded. This risk may be exacerbated by our recent and any future acquisitions, including as a result of additional indebtedness that we incurred in connection with our recent acquisition of the VCS Business.

Risks Related to the Separation from UTC

After the Separation and the Distribution, certain members of management, directors and shareowners own stock in UTC, Carrier and Otis, and as a result may face actual or potential conflicts of interest.

Following the Separation and the Distribution, certain members of management and the Board of Directors of each of UTC, Carrier and Otis own common stock in all three companies. This ownership overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute regarding the terms of the agreements governing the Separation and our relationship with UTC and Otis thereafter. These agreements include a separation and distribution agreement, the TMA, the employee matters agreement, the intellectual property agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or UTC may enter into in the future. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for additional information on these agreements.

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

Pursuant to the separation and distribution agreement and certain other agreements among UTC, us and Otis, each party has agreed to indemnify the other parties for certain liabilities as discussed further in Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report. Indemnities that we may be required to provide UTC and/or Otis are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that UTC and/or Otis has agreed to retain. The indemnities from

UTC and Otis for our benefit may not be sufficient to protect us against the full amount of such liabilities, and UTC and/or Otis may not be able to fully satisfy their respective indemnification obligations. Any amounts we are required to pay pursuant to such indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business.

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

Under the TMA, we are generally required to indemnify UTC and Otis for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from: (1) an acquisition of all or a portion of the equity securities or assets of Carrier, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Carrier or (3) certain of Carrier’s representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS ruling and/or the opinion of counsel being incorrect or violated. Further, under the TMA, we are generally required to indemnify UTC and Otis for a specified portion of any taxes (and any related costs and other damages) (a) arising as a result of the failure of the Distribution and certain related transactions to qualify as a transaction that is generally tax-free (including if the transactions were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code) or a failure of any internal separation transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis or UTC or (b) arising from an adjustment, pursuant to an audit or other tax proceeding, with respect to any separation transaction that is not intended to qualify as a transaction that is generally tax-free. Any such indemnity obligations could be material. See Note 1 – Description of the Business in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for additional information.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

In connection with the Separation (including the internal reorganization described previously), UTC completed several corporate reorganization transactions involving its subsidiaries which, along with the Distribution, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Separation, any entity involved in these reorganization transactions or the Separation: (1) was insolvent, was rendered insolvent by reason of the Separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in exchange for the Distribution; or intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation and the Distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareowners to return to UTC some or all of the shares of Carrier common stock issued in the Distribution, or require UTC or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we or any of our subsidiaries were solvent at the time of or after giving effect to the Distribution.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may fluctuate significantly.

The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate.

The factors that could affect our common stock price include among others: (1) industry or general market conditions, including inflation and increasing cost of goods; (2) domestic and international economic factors unrelated to our performance; (3) our ability to execute our planned portfolio transformation transactions; (4) lawsuits, enforcement actions and other claims by third parties or governmental authorities; (5) changes in our customers’ preferences; (6) new regulatory pronouncements and changes in regulatory guidelines; (7) actual or anticipated fluctuations in our quarterly operating results; (8) changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts; (9) action by institutional shareowners or other large shareowners; (10) failure to meet any financial guidance given by us or any change in any financial guidance given by us, or changes by us in our financial guidance practices; (11) announcements by us of significant impairment charges; (12) speculation in the press or investment community; (13) investor perception of us and our industry; (14) changes in market valuations or earnings of similar companies; (15) announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; (16) war or terrorist acts; (17) any future sales of our common stock or other securities; (18) additions or departures of key personnel; (19) failure to achieve any of our environmental, social or governance goals; and (20) other risk factors discussed in this "Risk Factors" section or in our other filings from time to time with the SEC.

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

Shareowner's percentage of ownership in our common stock may be diluted in the future.

The percentage ownership of shareowners in our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we grant to our directors, officers and employees. Our employees have, and will receive from us, stock-based awards that correspond to shares of our common stock. Such awards have had and will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. Additionally, in connection with our acquisition of the VCS Business, we issued 58,608,959 shares of our common stock to Viessmann, with which we entered into an Investor Rights Agreement that provides for, among other things, customary resale, demand and piggyback registration rights. While the Investor Rights Agreement also provides that, for the time periods specified therein, Viessmann and its affiliates are subject to customary standstill, lockup and transfer restrictions, registration of the shares of common stock held by Viessmann will permit those shares to be sold into the public market, once eligible to be disposed of pursuant to the Investor Rights Agreement. See Note 14 – Stock-Based Compensation and Note 18 – Earnings Per Share in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for additional information.

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

Our amended and restated bylaws provide that unless our Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Carrier, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of Carrier to Carrier or to Carrier shareowners, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against Carrier or any current or former director or officer or other employee of Carrier arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving Carrier governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended ("Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), although Carrier shareowners will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated bylaws to be inapplicable or unenforceable.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others: (1) the ability of our remaining directors to fill vacancies on our Board of Directors (except in an instance where a director is removed by shareowners and the resulting vacancy is filled by shareowners); (2) limitations on shareowners’ ability to call a special shareowner meeting; (3) rules regarding how shareowners may present proposals or nominate directors for election at shareowner meetings; and (4) the right of our Board of Directors to issue preferred stock without shareowner approval.

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

We believe these provisions will protect our shareowners from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some shareowners and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Carrier and our shareowners. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

General Risks

Natural disasters, epidemics or other unexpected events (including those related to COVID-19) may disrupt our operations, adversely affect our results of operations, cash flows or financial condition and may not be fully covered by insurance.

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

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have leadership with the necessary skill sets and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership. This risk may be exacerbated as a result of our acquisitions, including our recent acquisition of the VCS Business, which is dependent on the experience and industry knowledge of its management personnel and other key employees to execute our business plans for the acquired business. Our success after completion of such acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees within the acquired business, and current and prospective employees of the acquired business may experience uncertainty about their roles, which may have an adverse effect on the acquired business's ability to attract, motivate or retain management personnel and other key personnel.

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

See "Business Overview" and "Results of Operations—Income Taxes" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 – Summary of Significant Accounting Policies and Note 17 – Income Taxes in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for further discussion on income taxes and related contingencies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Impact of cybersecurity risks on business strategy, results of operations or financial condition.

As discussed under the “Risk Factors” heading in this Annual Report, our business has been and may again in the future be impacted by disruptions to our IT infrastructure or our third-party providers’ IT infrastructures from (among other causes) cybersecurity-based risks, including attacks (i) on our IT infrastructure (ii) targeting the security, integrity and/or availability of hardware and software; (iii) exploiting weaknesses or vulnerabilities in products, or capturing information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into third-party products); and (iv) on facilities or similar infrastructure.

Risk Management and strategy.

We mitigate cybersecurity risks (and other material risks) through our enterprise risk management (“ERM”) program, which is a company-wide effort, managed by senior executives and overseen by our Audit Committee and Board of Directors to identify, assess, manage, report and monitor material risks that may affect our ability to achieve our business objectives.

In connection with the ERM process, cybersecurity risks, including those relating to risks posed by our use of third-party service providers, are assigned to cross-functional management committees responsible for identifying and classifying the cybersecurity risks in accordance with our ERM risk rating methodology, and developing and administering risk mitigation and incident response plans. These cross-functional management committees regularly meet to review current and emerging cybersecurity risks and maintain policies and procedures governing the evaluation and classification of such risks.

Cybersecurity risks deemed to be critical are reviewed by a Critical Threat Committee, which is comprised of members of our senior leadership team including our Chief Financial Officer, Chief Legal Officer, Chief Digital Officer, Chief Operating Officer, Chief Technology Officer, and Controller. The Critical Threat Committee reviews the risk and mitigation plan with the applicable cross-functional management team and facilitates notification to the Audit Committee of emerging critical cybersecurity risks. The Audit Committee and the Board of Directors receive regular briefings on cybersecurity risks. See “—Governance” below for further discussion of governance of our cybersecurity program.

In the event of a cybersecurity incident, we maintain incident response plans to investigate, classify, respond to, and manage cybersecurity incidents that may compromise the availability or integrity of our information systems, network resources, or data. In accordance with the incident response plans, cross-functional management teams assess and assign a threat level to each cybersecurity incident. A cybersecurity incident (or incidents, if aggregated together) assigned a critical threat level is escalated to the Critical Threat Committee for review.

To ensure that our employees are equipped to identify and mitigate material cybersecurity incidents and to empower them to help us maintain a secure environment for our operations and data assets, we utilize a multifaceted training approach aimed at fostering a culture of security awareness and responsibility among all employees. These tailored programs are designed and updated to address evolving threats and industry best practices. In addition to annual cybersecurity training for employees and contractors and simulated phishing email campaigns, our cybersecurity teams conduct tabletop exercises with our senior management team. Our cybersecurity teams also oversee a security assessment process that is used to screen our third-party service providers for cybersecurity vulnerabilities based on the level of inherent risk they pose to the company or our customers, based on factors including but not limited to the products or services they provide and their ability to access our information systems, network resources, or data.

We engage and retain outside consultants and legal advisors and we are members of several cybersecurity industry groups to keep us apprised of emerging cybersecurity risks, defense and mitigation strategies and governance best practices. Many of our processes and procedures have been independently audited and assessed against some of the leading international cybersecurity standards and programs.

Cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are made by groups of individuals with a wide range of expertise and motives which increases the difficulty of detecting and successfully defending against them. However, to date, cybersecurity threats have not materially affected us, including our business, strategy, results of operations or financial condition.

Governance

Our cybersecurity programs, including the cross-functional management committees responsible for identifying, assessing, and mitigating cybersecurity risks and incidents, are owned by our Chief Information Officer. Day-to-day administration of the cybersecurity programs are led by our Chief Information Security Officer and Chief Product Security Officer who collectively possess over 30 years of experience related to cybersecurity issues in both the private and government sectors, and possess certifications including but not limited to Certified Information Systems Security Professional ("CISSP") and Certified Information Security Manager ("CISM").

Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. Although the Audit Committee maintains primary responsibility for oversight of cybersecurity risks through the ERM program, responsibility related to oversight of cybersecurity risks is also delegated to other committees in alignment with their focus charter responsibilities. For example, the Technology and Innovation and Governance Committees assist with the cybersecurity programs through their oversight of our technology, digital, and innovation strategies and product integrity program, respectively.

The Critical Threat Committee is also responsible for evaluating the materiality of a cybersecurity incident based on criteria that has been reviewed with the Board of Directors, and for determining whether there are disclosure obligations under applicable securities laws. In the event that the Critical Threat Committee determines that a critical cybersecurity incident (or incidents, if aggregated together) is deemed to be material, the Critical Threat Committee will brief the Board of Directors and oversee the disclosure process. For all critical cybersecurity incidents that are not deemed to be material, the Critical Threat Committee will notify the Chairman of the Board to determine whether the Board of Directors will be notified of the critical incident during the next regularly-scheduled cybersecurity update to the Audit Committee, or sooner as circumstances warrant.

ITEM 2. PROPERTIES

We operate approximately 1,100 sites, which comprise approximately 40 million square feet of productive space. Of these, our facilities and key manufacturing sites greater than 100,000 square feet comprise approximately 31 million square feet of productive space. Approximately 70%, 15% and 13% of these significant properties are associated with our HVAC, Refrigeration and Fire & Security segments, respectively, with approximately 2% not associated with a particular segment. Approximately 31% of these significant properties are leased and the remainder are owned. Approximately 27% of these significant properties are located in the U.S.

Our fixed assets as of December 31, 2023 include manufacturing facilities and non-manufacturing facilities, such as warehouses and machinery and equipment, most of which is general purpose machinery and equipment that use special jigs, tools and fixtures and that, in many instances, have automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2023 are in good operating condition, are well-maintained and substantially all are in regular use.

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against RTX, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with RTX, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. The Company believes all plaintiffs' claims against it are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On August 3, 2023, the Second Circuit Court of Appeals affirmed the district court's ruling. The Second Circuit’s judgment is final and non-appealable.

Aqueous Film Forming Foam Litigation

As of December 31, 2023, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 6,000 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 700 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S.

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

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial was scheduled to begin in early June 2023 but was postponed indefinitely. The MDL court ordered the bellwether process for personal injury cases to begin in 2023. However, the court has not yet outlined details on that process or its timing.

Outside of the MDL Proceedings, the Company and other defendants are also party to six lawsuits in U.S. state courts brought by oil refining companies alleging product liability claims related to legacy sales of AFFF and seeking damages for the costs to replace the product and for property damage. In addition, the Company and other defendants are party to two actions related to the Pennsylvania Site in which the plaintiff water utility company seeks remediation costs related to the alleged contamination of the local water supply.The Company, KFI and other defendants are also party to one action in Arizona state court brought by a firefighter claiming that occupational exposure to AFFF has caused him certain personal injuries.

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

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. That motion was resolved through an agreement that effectively stays the AFFF litigation against these parties. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam. On November 21, 2023, the bankruptcy court ordered certain parties, including the Company, to participate in a mediation with respect to claims that might be asserted by and against it in the bankruptcy proceedings. The parties have engaged in several mediation sessions and anticipate further sessions in the future.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from the Company’s Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and accounted for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $297 million in its Consolidated Statements of Operations within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Consolidated Statements of Cash Flows.

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Consolidated Statements of Operations. Since the petition date, there were no material transactions between the Company and KFI.

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

A further discussion of our potential regulatory liabilities can be found under the headings "Business" and "Risk Factors" in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the ticker symbol "CARR." As of December 31, 2023, the approximate number of common stock shareowners of record was 21,605.

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

On April 3, 2020, UTC completed the Separation of Carrier into a stand-alone company. As a result of the Separation and the Distribution, Carrier became an independent public company. The following graph presents the cumulative total shareowner return from the Distribution Date through December 31, 2023 for our common stock, as compared with the S&P 500 Index and the Dow Jones Industrial Index.

Our common stock is a component of the S&P 500 Index. These figures assume that all dividends paid over the period were reinvested and that the starting value of each index and the investment in our common stock was $100 on April 3, 2020.

Comparison of Cumulative Total Return

The cumulative total returns on our common stock and each index as of each April 3, 2020 through December 31, 2023 plotted in the above graph are as follows:

Company / Index	April 3, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Carrier Global Corporation	$100.00	$286.66	$416.55	$316.82	$441.24
S&P 500 Index	$100.00	$150.59	$193.82	$154.28	$191.66
Dow Jones Industrial Index	$100.00	$145.31	$175.75	$157.45	$179.03

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2023
October 1 - October 31	—	$—	—	$2,129
November 1 - November 30	—	$—	—	$2,129
December 1 - December 31	—	$—	—	$2,129
Total	—	$—	—

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up $4.1 billion of the Company's outstanding common stock.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters, of this Annual Report.

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

Significant Events
Planned Portfolio Transformation

On April 25, 2023, we announced that we entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The acquisition was completed on January 2, 2024 for total consideration of $14.2 billion.

On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, we entered into a stock purchase agreement to sell our Fire and Security Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. On December 12, 2023, we entered into a stock purchase agreement to sell our Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. Both transactions are expected to close 2024.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of ours, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in our Fire & Security segment, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from our Consolidated Financial Statements.

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

Sale of Chubb Fire & Security Business

On July 26, 2021, we entered into a stock purchase agreement to sell our Chubb Fire & Security business ("Chubb") to APi Group Corporation ("APi"). Chubb, which was reported within our Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. On January 3, 2022, we completed the sale of Chubb (the "Chubb Sale") for net proceeds of $2.9 billion and recognized a gain on the sale of $1.1 billion during the year ended December 31, 2022.

RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity for the year ended December 31, 2023 compared with December 31, 2022. This discussion should be read in conjunction with Item 8, the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Annual Report. A detailed discussion of the year ended December 31, 2022 compared with December 31, 2021 is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's 2022 Annual Report, filed with the SEC on February 7, 2023, under the heading "Results of Operations," which is incorporated herein by reference.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

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

The following represents our consolidated net sales and operating results:

(In millions)	2023	2022	Period Change	% Change
Net sales	$22,098	$20,421	$1,677	8%
Cost of products and services sold	(15,715)	(14,957)	(758)	5%
Gross margin	6,383	5,464	919	17%
Operating expenses	(4,087)	(949)	(3,138)	331%
Operating profit	2,296	4,515	(2,219)	(49)%
Non-operating income (expense), net	(212)	(223)	11	(5)%
Income from operations before income taxes	2,084	4,292	(2,208)	(51)%
Income tax expense	(644)	(708)	64	(9)%
Net income from operations	1,440	3,584	(2,144)	(60)%
Less: Non-controlling interest in subsidiaries' earnings from operations	91	50	41	82%
Net income attributable to common shareowners	$1,349	$3,534	$(2,185)	(62)%

Net Sales

For the year ended December 31, 2023, Net sales was $22.1 billion, an 8% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

2023
Organic / Operational	3%
Acquisitions and divestitures, net	5%
Total % change	8%

Organic sales for the year ended December 31, 2023 increased by 3% compared with the same period of 2022. The organic increase was primarily driven by our HVAC segment due to improved global end-markets in our Commercial HVAC business and pricing improvements in our North America residential and light commercial business. In addition, our Fire & Security segment benefited from price improvements and volume growth in each region. However, results in our Refrigeration segment decreased due to lower volumes in commercial refrigeration and container end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Consolidated Financial Statements since the date of acquisition. The transaction added 6% to Net sales during the year ended December 31, 2023 and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the year ended December 31, 2023 and is included in Acquisitions and divestitures, net.

Gross Margin

For the year ended December 31, 2023, gross margin was $6.4 billion, a 17% increase compared with the same period of 2022. The components were as follows:

(In millions)	2023	2022
Net sales	$22,098	$20,421
Cost of products and services sold	(15,715)	(14,957)
Gross margin	$6,383	$5,464
Percentage of net sales	28.9%	26.8%

Gross margin increased by $919 million compared with the year ended December 31, 2022. A main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. In addition, operating results associated with TCC further benefited gross margin during the year. These amounts were partially offset by the higher cost of commodities and components used in our products and certain supply chain constraints. Although inflationary cost pressures have begun to moderate, they remain elevated and continue to impact the cost of products and services sold in each of our segments. Gross margin as a percentage of Net sales increased by 210 basis points compared with the same period of 2022.

Operating Expenses

For the year ended December 31, 2023, operating expenses, including Equity method investment net earnings, was $4.1 billion, a 331% increase compared with the same period of 2022. The components were as follows:

	For the Year Ended December 31,
(In millions)	2023	2022
Selling, general and administrative	$(3,297)	$(2,512)
Research and development	(617)	(539)
Equity method investment net earnings	211	262
Other income (expense), net	(384)	1,840
Operating expenses	$(4,087)	$(949)
Percentage of net sales	18.5%	4.6%

For the year ended December 31, 2023, Selling, general and administrative expenses were $3.3 billion, a 31% increase compared with the same period of 2022. The increase is primarily due to higher compensation, commissions and other employee-related costs during the current period. In addition, incremental selling, general and administrative expenses associated with TCC further contributed to the increase. The current year also included $220 million of acquisition and divestiture-related costs compared with $31 million during the year ended December 31, 2022.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the year ended December 31, 2023, Equity method investment net earnings were $211 million, a 19% decrease compared with the same period of 2022. The decrease was primarily driven by the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. The decrease was partially offset by a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture. During the year ended December 31, 2022, pre-acquisition equity earnings of TCC totaled $87 million which included a $27 million gain on the sale of two minority owned subsidiaries.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, we recognized a $96 million loss during the year ended December 31, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price. In addition, we recognized a loss of $297 million on the deconsolidation of KFI due to its Chapter 11 filing.

In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $705 million non-cash gain associated with the increase in our ownership interest during the year ended December 31, 2022. In addition, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion. Prior period results also included a $22 million charge resulting from a litigation matter and a $7 million gain on the sale of our interest in a cost method investment reported within our Refrigeration segment.

Non-Operating Income (Expense), net

For the year ended December 31, 2023, Non-operating income (expense), net was $212 million, a 5% decrease compared with the same period of 2022. The components were as follows:

	For the Year Ended December 31,
(In millions)	2023	2022
Non-service pension benefit (expense)	$(1)	$(4)

Interest expense	(362)	(302)
Interest income	151	83
Interest (expense) income, net	(211)	(219)

Non-operating income (expense), net	$(212)	$(223)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the year ended December 31, 2023, interest expense was $362 million, a 20% increase compared with the same period of 2022. In connection with the proposed acquisition of the VCS Business, we entered into several financing arrangements and capitalized $105 million of deferred financing costs during 2023. As a result, we amortized $55 million of deferred financing costs in Interest expense, of which $47 million related to our senior unsecured bridge term loan facility (the "Bridge Loan"). During the year ended December 31, 2022, we completed tender offers to repurchase approximately $1.15 billion aggregate principal of our 2.242% Notes due 2025 and 2.493% Notes due 2027. Upon settlement, we wrote off $5 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $33 million in Interest income.

Income Taxes

	2023	2022
Effective tax rate	30.9%	16.5%

The effective tax rate for the year ended December 31, 2023 was higher than our statutory U.S. federal income tax rate. The increase was primarily driven by a net tax charge of $90 million relating to the re-organization and disentanglement of CCR and certain Fire & Security industrial businesses in advance of the planned divestitures and a deferred tax charge of $65 million related to basis differences in certain companies presented as held-for-sale. In addition, the effective tax rate was impacted by the recognition of a deferred tax liability for withholding tax of $33 million on repatriated foreign earnings, non-deductible divestiture-related costs and a non-deductible loss of $96 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. The unfavorable impact of the above items is partially offset by a $53 million tax benefit recorded from the announced KFI bankruptcy and deconsolidation and $49 million of foreign tax credit generated and utilized in 2023.

The effective tax rate for the year ended December 31, 2022 was lower than our statutory U.S. federal income tax rate. The decrease was driven by a lower effective tax rate on the $705 million non-cash gain resulting from the recognition of our previously held TCC equity investments at fair value upon acquisition of TCC, a lower effective tax rate on the $1.1 billion Chubb gain and $45 million of foreign tax credits generated and utilized in 2022.

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

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Margin
(In millions)	2023	2022	2023	2022	2023	2022
HVAC	$15,139	$13,408	$2,275	$2,610	15.0%	19.5%
Refrigeration	3,818	3,883	428	483	11.2%	12.4%
Fire & Security	3,633	3,570	209	1,630	5.8%	45.7%
Total segment	$22,590	$20,861	$2,912	$4,723	12.9%	22.6%

HVAC Segment

For the year ended December 31, 2023, Net sales in our HVAC segment was $15.1 billion, a 13% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	5%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	9%
Total % change	13%

The organic increase in Net sales of 5% was driven by continued strong results in the segment. Increased sales in our Commercial HVAC business (up 12%) benefited from pricing improvements and ongoing customer demand in our end-markets. The business grew in all regions including Europe and Asia as current economic conditions and inflationary cost pressures improved compared with the prior year. Higher sales in our North America residential and light commercial business (up 1%) were primarily driven by pricing improvements and improved mix associated with regulatory changes effective as of the beginning of 2023. These amounts were partially offset by lower volume in North America residential end-markets. Results in our Global Comfort Solutions business (down 2%) were primarily driven by lower demand in certain European end- markets.

On August 1, 2022, we acquired a majority ownership interest in TCC, a VRF and light commercial HVAC joint venture between Carrier and Toshiba Corporation. The results of TCC have been included in our Consolidated Financial Statements since the date of acquisition. The transaction added 9% to Net sales for the year ended December 31, 2023 and is included in Acquisitions and divestitures, net.

For the year ended December 31, 2023, Operating profit in our HVAC segment was $2.3 billion, a 13% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	12%
Acquisitions and divestitures, net	6%
Amortization of acquired intangibles	(4)%
Restructuring	(1)%
Other	(26)%
Total % change	(13)%

The operational profit increase of 12% was primarily attributable to pricing improvements and ongoing customer demand in certain end-markets compared with the prior year. These benefits more than offset the higher cost for commodities and components used in our products. Lower earnings from equity method investments impacted operational profit due to the increase in our ownership interest in TCC on August 1, 2022. As a result, TCC is no longer accounted for under the equity method of accounting since the date of acquisition. Inflationary cost pressures have begun to moderate but continue to impact our operating profit.

Acquisitions and divestitures, net primarily related to the results of operations associated with the acquisition of TCC. The transaction added 6% to Operating profit during the year ended December 31, 2023. In connection with the TCC acquisition, the carrying value of our previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, we recognized a $705 million non-cash gain associated with the increase in our ownership interest in Other.

Refrigeration Segment

For the year ended December 31, 2023, Net sales in our Refrigeration segment was $3.8 billion, a 2% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	(2)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(1)%
Total % change	(2)%

Organic Net sales decreased 2% compared to the prior year as the segment experienced challenges in certain end-markets during the year. Results for Commercial refrigeration decreased (down 14%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia results were impacted by reduced end-market demand in China. Transport refrigeration results increased (up 3%) compared to the prior year as pricing improvements and strong end-market demand in all regions were partially offset by continued weakness in container end-markets.

For the year ended December 31, 2023, Operating profit in our Refrigeration segment was $428 million, an 11% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	(14)%
Foreign currency translation	1%
Restructuring	(3)%
Other	5%
Total % change	(11)%

The decrease in operational profit of 14% was primarily driven by lower volume in certain end-markets compared with the prior year. In addition, the higher costs of commodities and components used in our products further impacted segment results. These amounts were partially offset by pricing improvements and favorable productivity initiatives. Inflationary cost pressures have begun to moderate but continue to impact our operating profit. Amounts reported in Other represent a $24 million gain on the sale of a business within Transport refrigeration.

Fire & Security Segment

For the year ended December 31, 2023, Net sales in our Fire & Security segment was $3.6 billion, a 2% increase compared with the same period of 2022. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	6%
Foreign currency translation	(1)%
KFI deconsolidation	(3)%
Total % change	2%

The organic increase in Net sales of 6% was primarily driven by pricing improvements and volume growth compared with the prior year. Sales grew in all three regions including strong commercial results in the Americas. Growth in Europe moderated as economic conditions and inflationary cost pressures impacted end-market demand. Results in Asia normalized after a strong COVID-19 related recovery. Global industrial sales benefited segment results due to pricing improvements and strong demand. The segment was impacted by ongoing supply chain constraints for certain components used in our products.

For the year ended December 31, 2023, Operating profit in our Fire & Security segment was $209 million, an 87% decrease compared with the same period of 2022. The components of the year-over-year change were as follows:

Operating profit
Organic / Operational	2%
Acquisitions and divestitures, net	(1)%
Restructuring	(1)%
KFI deconsolidation	(18)%
Chubb gain	(68)%
Other	(1)%
Total % change	(87)%

The operational profit increase of 2% was primarily driven by pricing improvements, volume growth and lower freight and logistics costs compared to the prior year. These amounts were partially offset by the higher costs of commodities and components used in our products. In addition, higher inventory-related reserves resulting from supply chain challenges further impacted segment results. Inflationary cost pressures have moderated, but continue to impact our operating profit.

As of May 14, 2023, we no longer control KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Consolidated Financial Statements. As a result, we recognized a loss on deconsolidation of $297 million during the year ended December 31, 2023. In addition, we incurred divestiture-related costs reported within Other. During the twelve months ended December 31, 2022, we completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion

LIQUIDITY AND FINANCIAL CONDITION

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

As of December 31, 2023, we had Cash and cash equivalents of $10.0 billion, of which approximately 48% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2023 and 2022, the amount of such restricted cash was $2 million and $7 million, respectively.

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

We believe that our available cash and operating cash flows will be sufficient to meet our future operating cash needs. Our committed credit facilities and access to the debt and equity markets provide additional sources of short-term and long-term capital to fund current operations, debt maturities and future investment opportunities. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of credit ratings; (2) the liquidity of the overall capital markets; (3) the state of the economy; and (4) the restrictions under our debt agreements. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.

The following table contains several key measures of our financial condition and liquidity:

	As of December 31,
(In millions)	2023	2022
Cash and cash equivalents	$10,015	$3,520
Total debt	$14,293	$8,842
Net debt (total debt less cash and cash equivalents)	$4,278	$5,322
Total equity	$9,005	$8,076
Total capitalization (total debt plus total equity)	$23,298	$16,918
Net capitalization (total debt plus total equity less cash and cash equivalents)	$13,283	$13,398
Total debt to total capitalization	61%	52%
Net debt to net capitalization	32%	40%

Acquisition of Viessmann

On April 25, 2023, we announced that we entered into an Agreement to acquire the VCS Business. Under the terms of the Agreement, 20% of the purchase price was to be paid in Carrier common stock, issued directly to Viessmann and subject to long-term lock-up provisions and 80% was to be paid in cash. Simultaneously, we entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion Bridge Loan to fund a portion of the Euro-denominated purchase price.

On May 19, 2023, we entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the "Revolver"). In addition, we entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). Upon entering into the Delayed Draw Facility, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion. In November 30, 2023, we issued $3.0 billion principal amount of USD-denominated notes ("USD Notes") and €2.35 billion principal amount of Euro-denominated notes ("Euro Notes"). Upon issuance, the aggregate principal amount of the Bridge Loan was reduced by €5.4 billion.

On January 2, 2024, we completed the acquisition of the VCS Business for $14.2 billion. The cash portion of the purchase price was funded through cash on hand, proceeds from the USD Notes and the Euro Notes and borrowings under the Delayed Draw Facility and a 60-day senior unsecured bridge term loan. In addition, proceeds from the Revolver became available upon closing.

Borrowings and Lines of Credit

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of December 31, 2023, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2054. Interest payments related to long-term Notes are expected to approximate $507 million per year, reflecting an approximate weighted-average interest rate of 3.8%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 7 - Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2024	$51
2025	$3,053
2026	$4
2027	$1,245
2028	$832
Thereafter	$9,191

The following table presents our credit ratings and outlook as of December 31, 2023:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2)
S&P	BBB	A2	Positive
Moody's	Baa3	P3	Positive
Fitch Ratings	BBB	F3	Stable

(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was updated in December 2023.
(2) S&P revised its outlook to positive from stable in December 2023.
(3) Moody's Investors Service revised its outlook to positive from stable on February 28, 2023.

Portfolio Transformation

On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, we entered into a stock purchase agreement to sell our Fire & Security Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. On December 12, 2023, we entered into a stock purchase agreement to sell CCR to Haier Group Corporation for an enterprise value of approximately $775 million. Both transactions are expected to close 2024.

Share Repurchase Program

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $4.1 billion of our outstanding common stock. As of December 31, 2023, the Company repurchased 43.5 million shares of common stock for an aggregate purchase price of $2.0 billion, which includes shares repurchased under an accelerated share repurchase agreement. As a result, the Company has approximately $2.1 billion remaining under the current authorization at December 31, 2023. Upon announcement of the proposed acquisition of the VCS

Business, the Company temporarily paused its share repurchase program in order to advance its capital allocation strategy. As a result, there is no share repurchase activity to report for the fourth quarter of 2023.

Dividends

We paid dividends on our common stock of $0.74 per share during the year ended December 31, 2023, totaling $620 million. On December 6, 2023, the Board of Directors declared a dividend of $0.19 per share payable on February 9, 2024 to shareowners of record at the close of business on December 21, 2023.

Discussion of Cash Flows

	For the Years Ended December 31,
(In millions)	2023	2022
Cash provided by (used in):
Operating activities	$2,607	$1,743
Investing activities	(660)	1,745
Financing activities	4,612	(2,931)
Effect of foreign exchange rate changes on cash and cash equivalents	88	(56)
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,647	$501

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. We define working capital as the assets and liabilities, other than cash, generated through our primary operating activities. The year-over-year increase in net cash provided by operating activities was primarily driven by a reduction in working capital balances. Improved inventory management and higher accounts payable balances more that offset an increase in our accounts receivable balances. In addition, Accounts payable and accrued liabilities included a $96 million mark-to-market valuation adjustment on our window forward contracts associated with the Euro-denominated purchase price of the VCS Business. Prior year working capital balances were higher due to higher safety stock and supply chain constraints.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the year ended December 31, 2023, net cash used in investing activities was $660 million. The primary drivers of the outflow related to $469 million of capital expenditures and $134 million related to the deconsolidation of KFI. In addition, we settled working capital and other transaction-related items associated with the acquisition of TCC and invested in several businesses. These amounts totaled $84 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period. During the year ended December 31, 2022, net cash provided by investing activities was $1.7 billion. The primary driver of the inflow related to the net proceeds from the Chubb Sale. This amount was partially offset by the acquisition of TCC and several other businesses and minority-owned businesses, which totaled $506 million, net of cash acquired and $353 million of capital expenditures.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the year ended December 31, 2023 net cash provided by financing activities was $4.6 billion. The primary driver of the inflow related to the issuance of the USD Notes and the Euro Notes. The inflow was partially offset by the payment of $620 million in dividends to our common shareowners and deferred financing costs. In addition, we paid $62 million to repurchase shares of our common stock. During the year ended December 31, 2022 net cash used in financing activities was $2.9 billion. The primary driver of the outflow related to the payment of $1.4 billion to repurchase shares of our common stock. In addition, we settled our tender offers for $1.15 billion and paid $509 million in dividends to our common shareowners.

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

We also have obligations related to environmental and asbestos matters, pension and post-retirement benefits and taxes. See Note 10 - Employee Benefit Plans, Note 17 - Income Taxes, and Note 23 - Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for additional information.

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

For our 2023 goodwill and indefinite-lived intangible assets impairment tests, we elected to perform qualitative step zero assessments to determine if it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which our reporting units operate and where the intangible assets are utilized and the forecasted growth of the global industrial products industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, changes in the nature of each business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry and competitive environment, changes in the composition or carrying amount of net assets and any intention to sell or dispose of a reporting unit or cease the use of any indefinite-lived intangible assets. Based upon our qualitative analysis, we determined that our goodwill and indefinite-lived intangible assets were not impaired.

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

A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements. The following table summarizes the estimated sensitivity of our 2023 projected benefit obligation and net periodic pension (benefit) cost to a 25 basis point change in the discount rate:

(In millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(14)	$14
Net periodic pension (benefit) cost	$—	$—

Net periodic pension (benefit) cost is also sensitive to changes in the expected return on plan assets. An increase or decrease of 25 basis points in the expected return on plan assets would have decreased or increased 2023 pension expense by approximately $1 million.

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

As described in Note 23 – Commitments and Contingent Liabilities in the accompanying Notes to the Consolidated Financial Statements in this Annual Report, contractual, regulatory and other matters, including asbestos claims, may arise in the ordinary course of business that subject us to claims or litigation. We have recorded reserves in the consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience depending on the nature of the reserve, and in certain instances in consultation with legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition. See the "Risk Factors" section in this Annual Report for additional information.

Recent Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements in this Annual Report for a discussion of recent accounting pronouncements and their effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. There has been no significant change in our exposure to market risk for the year ended December 31, 2023.

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

In connection with the acquisition of the VCS Business, 80% of the Euro-denominated purchase price was paid in cash to Viessmann on January 2, 2024. As a result, the purchase price was exposed to exchange rate movements in relation to our reporting currency, the U.S. dollar. To mitigate the foreign currency risk of the cash outflow, we entered into window forward contracts. Changes in the fair value of the window forward contracts are reported in Other income (expense), net in the accompanying Consolidated Statement of Operations.

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

Commodity Price Exposures. We are exposed to volatility in the prices of commodities used in some of our products and when appropriate, we use fixed price contracts to manage this exposure. In addition, we are exposed to fuel costs to ship our products and materials. We do not have commodity hedge contracts in place at December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Contracts with Customers

As described in Note 13 to the consolidated financial statements, the Company recognized $22,098 million of consolidated revenue for the year ended December 31, 2023. Some of the Company’s contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract spans multiple phases of a product life-cycle such as production, installation, maintenance and support. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A significant portion of the Company's performance obligations are recognized at a point-in-time when control of the product transfers to the customer, which is generally the time of shipment. The remaining portion of the Company's performance obligations are recognized over time as the customer simultaneously obtains control as the Company performs work under a contract, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. For over-time performance obligations requiring the installation of equipment, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress. The Company includes variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount and when it is probable that a significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. In addition, the Company customarily offers its customers incentives to purchase products to ensure an adequate supply of its products in distribution channels. The principal incentive programs provide reimbursements to distributors for offering promotional pricing for products. The Company accounts for estimated incentive payments as a reduction in sales at the time a sale is recognized.

The principal considerations for our determination that performing procedures relating to revenue recognition from contracts with customers is a critical audit matter are the high degree of audit effort in performing procedures related to revenue recognized on the Company’s point-in-time and over-time contracts with customers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process on the Company’s point-in-time and over-time contracts with customers. These procedures also included, among others, (i) evaluating management’s significant accounting policies related to revenue recognition; (ii) testing the appropriateness of the timing and amount of revenue recognized for a sample of point-in-time revenue transactions by obtaining and inspecting source documents, such as contracts with customers, purchase order information, shipping documents, cash receipts, and other documentation; and (iii) evaluating and testing management’s process for determining the total estimated costs at completion for a sample of over-time revenue contracts, which included evaluating the total estimated costs at completion used by management by considering factors that can affect the accuracy of those estimates. Evaluating the total estimated costs at completion for revenue recognized on an over-time basis involved comparing the originally estimated costs and actual costs incurred, including identifying circumstances that may warrant a modification to the total estimated costs to complete.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 6, 2024

We have served as the Company's auditor since 2019.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Net sales
Product sales	$19,563	$18,250	$17,214
Service sales	2,535	2,171	3,399
	22,098	20,421	20,613
Costs and expenses
Cost of products sold	(13,831)	(13,337)	(12,300)
Cost of services sold	(1,884)	(1,620)	(2,333)
Research and development	(617)	(539)	(503)
Selling, general and administrative	(3,297)	(2,512)	(3,120)
	(19,629)	(18,008)	(18,256)
Equity method investment net earnings	211	262	249
Other income (expense), net	(384)	1,840	39
Operating profit	2,296	4,515	2,645
Non-service pension benefit (expense)	(1)	(4)	61
Interest (expense) income, net	(211)	(219)	(306)
Income from operations before income taxes	2,084	4,292	2,400
Income tax expense	(644)	(708)	(699)
Net income from operations	1,440	3,584	1,701
Less: Non-controlling interest in subsidiaries' earnings from operations	91	50	37
Net income attributable to common shareowners	$1,349	$3,534	$1,664

Earnings per share
Basic	$1.61	$4.19	$1.92
Diluted	$1.58	$4.10	$1.87

Weighted-average number of shares outstanding
Basic	837.3	843.4	867.7
Diluted	853.0	861.2	890.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Net income from operations	$1,440	$3,584	$1,701
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period	157	(551)	(322)
Less: reclassification adjustments for gain on sale of an investment in a foreign entity recognized in Other income (expense), net	—	—	8
Chubb divestiture	—	(574)	—
Foreign currency translation adjustments arising during period	157	(1,125)	(314)

Pension and post-retirement benefit plans:
Net actuarial gain (loss) arising during period	(17)	63	53
Amortization of actuarial (gain) loss and prior service credit	1	11	34
Chubb divestiture	—	329	—
	(16)	403	87
Tax (expense) benefit	—	(3)	(17)
Pension and post-retirement benefit plans adjustments arising during period	(16)	400	70

Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss) arising during period	58	—	—

Other comprehensive income (loss), net of tax	199	(725)	(244)
Comprehensive income (loss)	1,639	2,859	1,457
Less: Comprehensive income (loss) attributable to non-controlling interest	(88)	(24)	(37)
Comprehensive income (loss) attributable to common shareowners	$1,551	$2,835	$1,420
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31,
(In millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$10,015	$3,520
Accounts receivable, net	2,481	2,833
Contract assets, current	306	537
Inventories, net	2,217	2,640
Assets held for sale	3,314	—
Other assets, current	447	349
Total current assets	18,780	9,879
Future income tax benefits	739	612
Fixed assets, net	2,293	2,241
Operating lease right-of-use assets	491	642
Intangible assets, net	1,028	1,342
Goodwill	7,989	9,977
Pension and post-retirement assets	32	26
Equity method investments	1,140	1,148
Other assets	330	219
Total Assets	$32,822	$26,086
Liabilities and Equity
Accounts payable	$2,742	$2,833
Accrued liabilities	2,811	2,610
Contract liabilities, current	425	449
Liabilities held for sale	862	—
Current portion of long-term debt	51	140
Total current liabilities	6,891	6,032
Long-term debt	14,242	8,702
Future pension and post-retirement obligations	155	349
Future income tax obligations	535	568
Operating lease liabilities	391	529
Other long-term liabilities	1,603	1,830
Total Liabilities	23,817	18,010
Commitments and contingent liabilities (Note 23)
Equity
Common stock, par value $0.01; 4,000,000,000 shares authorized; 883,068,393 and 876,487,480 shares issued; 839,910,275 and 834,664,966 outstanding as of December 31, 2023 and 2022, respectively	9	9
Treasury stock - 43,490,981 common shares	(1,972)	(1,910)
Additional paid-in capital	5,535	5,481
Retained earnings	6,591	5,866
Accumulated other comprehensive income (loss)	(1,486)	(1,688)
Non-controlling interest	328	318
Total Equity	9,005	8,076
Total Liabilities and Equity	$32,822	$26,086
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$(745)	$9	$—	$5,345	$1,643	$326	$6,578
Net income	—	—	—	—	1,664	37	1,701
Other comprehensive income (loss), net of tax	(244)	—	—	—	—	—	(244)
Dividends declared on common stock ($0.510 per share)	—	—	—	—	(442)	—	(442)
Shares issued under incentive plans, net	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	92	—	—	92
Acquisition (sale) of non-controlling interest, net	—	—	—	(2)	—	2	—
Dividends attributable to non-controlling interest	—	—	—	—	—	(38)	(38)
Treasury stock repurchases	—	—	(529)	—	—	—	(529)
Balance at December 31, 2021	$(989)	$9	$(529)	$5,411	$2,865	$327	$7,094
Net income	—	—	—	—	3,534	50	3,584
Other comprehensive income (loss), net of tax	(699)	—	—	—	—	(26)	(725)
Dividends declared on common stock ($0.635 per share)	—	—	—	—	(533)	—	(533)
Shares issued under incentive plans, net	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	—	77	—	—	77
Acquisition of non-controlling interest	—	—	—	5	—	22	27
Sale of non-controlling interest	—	—	—	—	—	(5)	(5)
Dividends attributable to non-controlling interest	—	—	—	—	—	(50)	(50)
Treasury stock repurchases	—	—	(1,381)	—	—	—	(1,381)
Balance at December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	1,349	91	1,440
Other comprehensive income (loss), net of tax	202	—	—	—	—	(3)	199
Dividends declared on common stock ($0.745 per share)	—	—	—	—	(624)	—	(624)
Shares issued under incentive plans, net	—	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	81	—	—	81
Dividends attributable to non-controlling interest	—	—	—	—	—	(56)	(56)
Acquisition (sale) of non-controlling interest, net	—	—	—	—	—	(22)	(22)
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2023	2022	2021
Operating Activities
Net income from operations	$1,440	$3,584	$1,701
Adjustments to reconcile net income from operations to net cash flows from operating activities
Depreciation and amortization	542	380	338
Deferred income tax provision	(233)	(124)	(74)
Stock-based compensation cost	81	77	92
Equity method investment net earnings	(211)	(262)	(249)
Impairment charge on minority-owned joint venture investments	—	—	2
(Gain) loss on extinguishment of debt	—	(36)	—
(Gain) loss on sale of investments / deconsolidation	278	(1,815)	2
Changes in operating assets and liabilities
Accounts receivable, net	(148)	(145)	(97)
Contract assets, current	93	(51)	(47)
Inventories, net	237	(334)	(408)
Other assets, current	(117)	104	(11)
Accounts payable and accrued liabilities	477	61	829
Contract liabilities, current	74	29	51
Defined benefit plan contributions	(33)	(16)	(47)
Distributions from equity method investments	129	148	159
Other operating activities, net	(2)	143	(4)
Net cash flows provided by (used in) operating activities	2,607	1,743	2,237

Investing Activities
Capital expenditures	(469)	(353)	(344)
Proceeds on sale of investments	—	—	7
Investment in businesses, net of cash acquired	(84)	(506)	(366)
Dispositions of businesses	54	2,902	—
Settlement of derivative contracts, net	(50)	(194)	4
Payment to former shareholders of TCC	—	(104)	—
Kidde-Fenwal, Inc. deconsolidation	(134)	—	—
Other investing activities, net	23	—	7
Net cash flows provided by (used in) investing activities	(660)	1,745	(692)

Financing Activities
(Decrease) increase in short-term borrowings, net	(15)	(140)	13
Issuance of long-term debt	5,609	432	140
Repayment of long-term debt	(111)	(1,275)	(704)
Repurchases of common stock	(62)	(1,380)	(527)
Dividends paid on common stock	(620)	(509)	(417)
Dividends paid to non-controlling interest	(58)	(46)	(42)
Other financing activities, net	(131)	(13)	(25)
Net cash flows provided by (used in) financing activities	4,612	(2,931)	(1,562)
Effect of foreign exchange rate changes on cash and cash equivalents	88	(56)	(16)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	6,647	501	(33)
Less: Change in cash balances classified as assets held for sale	157	—	60
Net increase (decrease) in cash and cash equivalents and restricted cash	6,490	501	(93)
Cash, cash equivalents and restricted cash, beginning of period	3,527	3,026	3,119
Cash, cash equivalents and restricted cash, end of period	10,017	3,527	3,026
Less: restricted cash	2	7	39
Cash and cash equivalents, end of period	$10,015	$3,520	$2,987
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

Planned Portfolio Transformation

On April 25, 2023, the Company announced that it entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The acquisition was completed on January 2, 2024 for total consideration of $14.2 billion.

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, the Company entered into a stock purchase agreement to sell its Access Solutions business ("Access Solutions") to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. On December 12, 2023, the Company entered into a stock purchase agreement to sell its Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of both businesses are presented as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2023 and recorded at the lower of their carrying value or fair value less estimated cost to sell.

In addition, the net assets of the Company’s Industrial Fire business met the criteria to be classified as held for sale during the fourth quarter of 2023. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. As a result, the assets and liabilities of the business are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2023 and recorded at the lower of their carrying value or fair value less estimated cost to sell.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of the Company, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in the Company's Fire & Security segment, has indicated that it intends to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. KFI has further stated that, during the Chapter 11 process, KFI expects that there will be no significant interruptions to its business operations. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Consolidated Financial Statements.

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

Sale of Chubb Fire & Security Business

On July 26, 2021, the Company entered into a stock purchase agreement to sell its Chubb Fire and Security business ("Chubb") to APi Group Corporation ("APi"). Chubb, which was reported within the Company's Fire & Security segment, delivered essential fire safety and security solutions from design and installation to monitoring, service and maintenance across more than 17 countries around the globe. On January 3, 2022, the Company completed the sale of Chubb (the "Chubb Sale") for net proceeds of $2.9 billion and recognized a gain on the sale of $1.1 billion during the year ended December 31, 2022.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. In connection with the Separation, the Company issued an aggregate principal balance of $11.0 billion of debt and transferred approximately $10.9 billion of cash to UTC on February 27, 2020 and March 27, 2020. On April 1, 2020 and April 2, 2020, the Company received cash contributions totaling $590 million from UTC related to the Separation.

Following the Separation and Distribution, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of December 31, 2023, only certain portions of the Tax Matters Agreement ("TMA") remain in effect. The Company incurred separation-related costs of $20 million for the year ended December 31, 2021. These costs are primarily included in Selling, general and administrative in the accompanying Consolidated Statement of Operations and consist of employee-related costs, costs to establish certain stand-alone functions and information technology systems, professional service fees and other transaction-related costs resulting from Carrier’s transition to becoming an independent, publicly traded company.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. On occasion, the Company is required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. Restricted cash of $2 million and $7 million is included in Other assets, current as of December 31, 2023 and 2022, respectively.

Accounts Receivable. Accounts receivable consist of billed amounts owed for products shipped to or services performed for customers. Amounts are recorded net of an allowance for expected credit losses which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. The allowance is determined using a combination of factors including a reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical credit loss experience with its end markets, customer base and products. In addition, the Company considers knowledge of specific customers, current market conditions as well as reasonable and supportable forecasts of future events and economic conditions. As of December 31, 2023 and 2022, the allowance for expected credit losses was $108 million and $117 million, respectively. These estimates and assumptions are reviewed periodically with the effects of changes, if any, reflected in the Consolidated Statement of Operations in the period that they are determined.

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

Research and Development. The Company conducts research and development activities with a focus on new product development and technology innovation. These costs are charged to expense as incurred. For the years ended December 31, 2023, 2022 and 2021, these costs amounted to $617 million, $539 million and $503 million, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

NOTE 4: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain Carrier entities use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	2023	2022
Raw materials	$695	$884
Work-in-process	259	230
Finished goods	1,263	1,526
Inventories, net	$2,217	$2,640

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $223 million and $190 million as of December 31, 2023 and 2022, respectively.

Certain entities use LIFO to determine the cost of inventory. If inventories that were valued using the LIFO method had been valued under the FIFO method, the net book value of the inventories would have been higher by $226 million and $199 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, approximately 35% and 26%, respectively, of all inventory utilized the LIFO method.

NOTE 5: FIXED ASSETS, NET

Fixed assets, net consisted of the following:

(In millions)	Estimated Useful Lives (Years)	2023	2022
Land		$112	$126
Buildings and improvements	20 to 40	1,122	1,251
Machinery, tools and equipment	3 to 25	2,515	2,409
Rental assets	3 to 12	346	390
Other, including assets under construction		442	347
Fixed assets, gross		4,537	4,523
Accumulated depreciation		(2,244)	(2,282)
Fixed assets, net		$2,293	$2,241

Depreciation expense was $300 million, $256 million and $238 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance at December 31, 2021	$5,658	$1,228	$2,463	$9,349
Goodwill resulting from business combinations (1)	904	—	1	905
Foreign currency translation	(170)	(31)	(76)	(277)
Balance at December 31, 2022	$6,392	$1,197	$2,388	$9,977
Goodwill resulting from business combinations	1	(4)	—	(3)
Reclassified to held for sale (2)	—	(72)	(1,937)	(2,009)
Foreign currency translation	14	3	7	24
Balance as of December 31, 2023	$6,407	$1,124	$458	$7,989
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

Identifiable intangible assets consisted of the following:

	2023			2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$1,222	$(610)	$612	$1,431	$(720)	$711
Patents and trademarks	332	(163)	169	401	(191)	210
Service portfolios and other	686	(503)	183	953	(595)	358
	2,240	(1,276)	964	2,785	(1,506)	1,279
Unamortized:
Trademarks and other	64	—	64	63	—	63
Intangible assets, net	$2,304	$(1,276)	$1,028	$2,848	$(1,506)	$1,342

Amortization of intangible assets was $242 million, $124 million and $98 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated future amortization of intangible assets is as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Future amortization	$175	$155	$122	$95	$75	$342

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

In connection with the presentation of CCR, Access Solutions and Industrial Fire as held for sale at December 31, 2023, the Company reassigned goodwill between each of the remaining reporting units within its Fire & Security segment using a relative fair value approach. As a result, the Company performed a quantitative goodwill impairment test to determine if any impairment existed. The test did not indicate any goodwill impairment.

NOTE 7: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	2023	2022
2.242% Notes due 2025	1,200	1,200
4.375% Notes due 2025	830	—
5.800% Notes due 2025	1,000	—
2.493% Notes due 2027	900	900
4.125% Notes due 2028	830	—
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	941	—
5.900% Notes due 2034	1,000	—
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	2,000	2,000
6.200% Notes due 2054	1,000	—
Total long-term notes	13,951	8,350
Japanese Term Loan Facility	379	404
Other debt (including project financing obligations and finance leases)	74	149
Discounts and debt issuance costs	(111)	(61)
Total debt	14,293	8,842
Less: current portion of long-term debt	51	140
Long-term debt, net of current portion	$14,242	$8,702

Debt Issuance

In November 2023, the Company issued $3.0 billion principal amount of USD-denominated notes in three tranches. The tranches consist of $1.0 billion aggregate principal amount of 5.800% notes due 2025, $1.0 billion aggregate principal amount of 5.900% notes due 2034 and $1.0 billion aggregate principal amount of 6.200% notes due 2054 (collectively, the “USD Notes”). In addition, the Company issued €2.35 billion principal amount of Euro-denominated notes in three tranches. The tranches consist of €750 million aggregate principal amount of 4.375% notes due 2025, €750 million aggregate principal amount of 4.125% notes due 2028 and €850 million aggregate principal amount of 4.500% notes due 2032 (collectively, the “Euro Notes”). The Company capitalized $51 million of deferred financing costs which are being amortized over the term of their related notes.

The Company used the USD Notes and the Euro Notes to fund a portion of the Euro-denominated purchase price of the VCS Business. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreements. The notes are subject to certain customary covenants.

Japanese Term Loan Facility

On July 15, 2022, the Company entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings under the Japanese Term Loan Facility bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. In addition, the Japanese Term Loan Facility is subject to customary covenants including a covenant to maintain a maximum consolidated leverage ratio. The Company capitalized $2 million of deferred financing costs which are being amortized over the term of the facility. On July 25, 2022, the Company borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the TCC acquisition and to pay related fees and expenses.

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings can bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company terminated its existing revolving credit facility that was set to mature in April 2025. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over the term of the facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2023, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $39 million and $38 million of debt during the year ended December 31, 2023 and 2022, respectively. Long-term debt repayments associated with these financing arrangements for the years ended December 31, 2023 and 2022 were $111 million and $160 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of December 31, 2023, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

Schedule of Long-term Debt Maturities

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2024	$51
2025	$3,053
2026	$4
2027	$1,245
2028	$832
Thereafter	$9,191

As of December 31, 2023, the average maturity of the Company's long-term notes is approximately 11 years and the weighted-average interest rate on its total borrowings is approximately 3.8%. Interest expense associated with long-term debt for the years ended December 31, 2023, 2022 and 2021 was $362 million, $302 million and $319 million, respectively.

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

In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including foreign currency and commodity price risk. These exposures are managed through operational strategies and the use of undesignated hedging contracts. The Company's derivative assets and liabilities are measured at fair value on a recurring basis using internal models based on observable market inputs, such as forward, interest, contract and discount rates with changes in fair value reported in Other income (expense), net in the accompanying Consolidated Statement of Operations.

In connection with the TCC acquisition, the Company funded a portion of the Yen-denominated purchase price with cash on hand by entering into cross currency swaps with various financial institutions. The cross currency swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates as well as credit default swap spreads. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Consolidated Balance Sheet.

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

In connection with the acquisition of the VCS Business, the Company entered into window forward contracts with Bank of America N.A. and JPMorgan Chase Bank N.A. to mitigate the foreign currency risk of the expected cash outflows associated with the Euro-denominated purchase price. The instruments have an aggregate notional amount of €7 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Other income (expense), net in the accompanying Consolidated Statement of Operations. During the year ended December 31, 2023, the Company recognized a $96 million loss on the mark-to-market valuation of its window forward contracts. The Company settled the window forward contracts on January 2, 2024 upon the acquisition of the VCS Business.

During 2023, the Company entered into several interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts had an aggregate notional amount of $1.525 billion and were designated as cash flow hedges with changes in fair value reported in Equity in the accompanying Consolidated Balance Sheet. Fair value was measured on a recurring basis using observable market inputs, such as forward, discount and interest rates. In November 2023, the contracts were settled upon the issuance of the underlying debt. As a result, the Company deferred a net unrecognized gain of $58 million in Equity which will be subsequently recognized in Interest expense over the term of the related notes which range from 2034 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $3 million.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Fair value measurement:
Derivative assets (1)(3)	$32	$—	$32	$—
Derivative liabilities (2)(3)	$(126)	$—	$(126)	$—

December 31, 2022
Fair value measurement:
Derivative assets (1) (3)	$28	$—	$28	$—
Derivative liabilities (2)(3)	$(48)	$—	$(48)	$—
(1) Included in Other assets, current and Other assets on the accompanying Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-tern liabilities on the accompanying Consolidated Balance Sheet.
(3) Includes cross currency swaps, window forward contracts and interest rate swap contracts.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Consolidated Balance Sheet:

	2023		2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$13,951	$13,194	$8,350	$6,832
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

NOTE 9: LEASES
The Company enters into operating and finance leases for the use of real estate space, vehicles, information technology equipment and certain other equipment. At contract inception, the Company determines a lease exists if the arrangement conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as the right to direct the use of that asset. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments with an offsetting entry to recognize a right-of-use asset.

Operating lease right-of-use assets and liabilities are reflected on the Consolidated Balance Sheet as follows:

(In millions)	2023	2022
Operating lease right-of-use assets	$491	$642

Accrued liabilities	$(108)	$(132)
Operating lease liabilities	(391)	(529)
Total operating lease liabilities	$(499)	$(661)

Weighted-Average Remaining Lease Term (in years)	7.0	7.7
Weighted-Average Discount Rate	3.9%	3.4%

Where applicable, the Company accounts for each separate lease component of a contract and its associated non-lease component as a single lease component.

Supplemental cash flow and lease expense information related to operating leases were as follows:

(In millions)	2023	2022	2021
Operating cash flows for measurement of operating lease liabilities	$166	$145	$197
Operating lease ROU assets obtained in exchange for operating lease obligations	$63	$109	$180

Operating lease expense	$158	$148	$200

Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain leases that contain variable lease payments which are based on an index, a rate referenced in the lease or on the actual usage of the leased asset. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred as variable lease expense.

Undiscounted maturities of operating lease liabilities as of December 31, 2023 are as follows:

(In millions)
2024	$126
2025	107
2026	87
2027	62
2028	45
Thereafter	149
Total undiscounted lease payments	576
Less: imputed interest	(77)
Total discounted lease payments	$499

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company sponsors U.S. and international defined benefit pension and defined contribution plans. In addition, the Company contributes to various U.S. and international multi-employer defined benefit pension plans.

Pension Plans

Qualified U.S. pension plan benefits covering collectively bargained employees comprise approximately 42% of the projected benefit obligation. This noncontributory defined benefit plan provides benefits on a flat dollar formula based on an employee's location and is closed to new entrants. The non-U.S. plans comprise approximately 58% of the projected benefit obligation;

certain of these plans provide participants with one-time payments upon separation of employment rather than a retirement annuity. The plans' benefits provided are based on plan specific parameters. Non-qualified U.S. pension plans provide supplementary retirement benefits to certain employees and are not a material component of the projected benefit obligation.

The following table details information regarding the Company's pension plans:

(In millions)	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$760	$906
Service cost	15	20
Interest cost	31	18
Actuarial (gain) loss	27	(271)
Benefits paid	(25)	(21)
Curtailment, settlements and special termination benefits	(24)	(7)
Other, including expenses paid	3	(38)
Reclassified to held for sale (1)	(212)	—
Acquisitions (2)	—	153
Benefit obligation at end of year	$575	$760
Change in Plan Assets
Fair value at beginning of year	$451	$591
Actual return on plan assets	39	(170)
Company contributions	33	16
Benefits paid	(25)	(21)
Settlements	(24)	(7)
Other, including expenses paid	2	(18)
Reclassified to held for sale (1)	(8)	—
Acquisitions (2)	—	60
Fair value of assets end of year	$468	$451
Funded status of plans	$(107)	$(309)
Amounts included in the balance sheet:
Other non-current assets	$32	$25
Accrued compensation and benefits	(12)	(18)
Post-employment and other benefit liabilities	(127)	(316)
Net amount recognized	$(107)	$(309)
(1) See Note 20 - Divestitures for additional information.
(2) See Note 19 - Acquisitions for additional information.

The change in funded status was primarily driven by the presentation of the Company's CCR business as held for sale. In addition, the discount rates for our significant pension plans in Germany and the U.S. decreased over the measurement period, resulting in higher benefit obligations.

The pretax amounts recognized in Accumulated other comprehensive (income) loss are:

(In millions)	Prior Service Cost (Benefit)	Net Actuarial (Gain) Loss	Total
As of December 31, 2022	$11	$93	$104
Current year changes recorded in AOCI	—	20	20
Amortization reclassified to earnings	(2)	1	(1)
Settlement/curtailment reclassified to earnings	(3)	1	(2)
Currency translation and other	—	5	5
As of December 31, 2023	$6	$120	$126

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(In millions)	2023	2022
Projected benefit obligation	$378	$564
Accumulated benefit obligation	$362	$538
Fair value of plan assets	$239	$230

Information for pension plans with projected benefit obligations in excess of plan assets:

(In millions)	2023	2022
Projected benefit obligation	$378	$564
Accumulated benefit obligation	$362	$538
Fair value of plan assets	$239	$230

The accumulated benefit obligation for all defined benefit plans was $0.6 billion and $0.7 billion as of December 31, 2023 and 2022, respectively.

Pension benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)
2024	$31
2025	$33
2026	$37
2027	$42
2028	$38
2029 through 2033	$201

For the years ended December 31, 2023, 2022 and 2021, the Company made $33 million, $16 million and $47 million, respectively, of cash contributions to its defined benefit pension plans. The Company expects to make total contributions of approximately $5 million to its defined benefit pension plans in 2024.

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

(In millions)	2023	2022	2021
Service cost	$15	$20	$27
Interest cost	31	18	37
Expected return on plan assets	(32)	(27)	(145)
Amortization of prior service cost	3	2	2
Recognized actuarial net loss	(2)	9	32
Net settlement, curtailment and special termination benefit loss	1	2	13
Net periodic pension expense (benefit)	$16	$24	$(34)

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Costs
	2023	2022	2023	2022	2021
Discount rate
Projected benefit obligation	4.3%	4.2%	4.2%	2.1%	1.4%
Interest cost (1)	—%	—%	4.1%	1.9%	1.2%
Service cost (1)	—%	—%	4.5%	2.8%	2.1%
Salary scale	2.2%	2.4%	2.4%	3.1%	2.8%
Expected return on plan assets	—%	—%	5.7%	5.0%	4.6%

(1) The 2023 and 2022 discount rates used to measure the service cost and interest cost applies to the significant plans of the Company. The projected benefit obligation discount rate is used for the service cost and interest cost measurements for non-significant plans.

The expected long-term rate of return on plan assets is determined by considering the relative weighting of plan assets, the historical performance of total plan assets, individual asset classes, economic and other indicators of future performance. Return projections are assessed for reasonableness using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns.

The Company's investment objective is to provide liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, investment strategies target a mix of approximately 30% of growth seeking assets and 70% of income generating and hedging assets using a wide diversification of asset types, fund strategies and investment managers.

The growth seeking allocation consists of global public equities in developed and emerging countries and alternative asset class strategies. The income generating assets primarily consist of government and broadly diversified high quality corporate bonds. In addition, the Company's investment strategies seek to reduce interest rate risk and have incorporated liability hedging programs as part of the long-term investment strategy. Under this objective, the income generating and hedging assets typically increase as the plans' funded status improves. The Company monitors plan funded status and asset allocation regularly in addition to investment manager performance.

The fair values of pension plan assets by asset category are as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling	Total
Asset Category	(Level 1)	(Level 2)	(Level 3)
Public Equities:
Global Equities	$—	$26	$—	$—	$26
Global Equity Funds at net asset value (1) (2)	—	—	—	125	125
Fixed Income Securities:
Governments	—	40	—	23	63
Corporate Bonds	—	44	—	—	44
Fixed Income Securities (2)	—	9	—	172	181
Real Estate (3)	—	1	—	—	1
Other (4) (5)	—	10	—	—	10
Cash & Cash Equivalents (2)(6)	—	13	—	3	16
Subtotal	$—	$143	$—	$323	$466
Other assets and liabilities (7)					2
Total as of December 31, 2023					$468

(In millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling	Total
Asset Category	(Level 1)	(Level 2)	(Level 3)
Public Equities:
Global Equities	$—	$27	$—	$—	$27
Global Equity Funds at net asset value (1) (2)	—	—	—	119	119
Fixed Income Securities:
Governments	—	35	—	24	59
Corporate Bonds	—	45	—	—	45
Fixed Income Securities (2)	—	11	—	156	167
Real Estate (3)	—	1	—	—	1
Other (4)(5)	—	8	—	—	8
Cash & Cash Equivalents (2)(6)	—	25	—	1	26
Subtotal	$—	$152	$—	$300	$452
Other assets and liabilities (7)					(1)
Total as of December 31, 2022					$451

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

Multiemployer Benefit Plans

The Company contributes to various domestic and foreign multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from those of single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions to these plans for the years ended December 31, 2023 and 2022 was $15 million and $15 million, respectively.

Employee Savings Plans

The Company sponsors various employee savings plans. Employer contributions are determined based on criteria specific to each plan and were $125 million, $123 million and $115 million for the year ended December 31, 2023, 2022 and 2021, respectively.

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

The changes in the carrying amount of warranty related provisions are as follows:

(In millions)	2023	2022
Balance as of January 1,	$551	$524
Warranties, performance guarantees issued and changes in estimated liability	237	184
Settlements made	(194)	(171)
Other	(13)	14
Reclassified to held for sale (1)	(13)	—
Balance as of December 31,	$568	$551
(1) See Note 20 - Divestitures for additional information.

NOTE 12: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of December 31, 2023 and December 31, 2022, 883,068,393 and 876,487,480 shares of common stock were issued, respectively, which includes 43,490,981 and 42,103,995 shares of treasury stock, respectively.

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

As of December 31, 2023, the Company repurchased 43.5 million shares of common stock for an aggregate purchase price of $2.0 billion, which includes shares repurchased under an accelerated share repurchase agreement. As a result, the Company has approximately $2.1 billion remaining under the current authorization at December 31, 2023. Upon announcement of the proposed acquisition of the VCS Business, the Company temporarily paused its share repurchase program in order to advance its capital allocation strategy. As a result, there is no share repurchase activity to report for the fourth quarter of 2023.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(191)	$(554)	$—	$(745)
Other comprehensive income (loss) before reclassifications, net	(322)	53	—	(269)
Amounts reclassified, pre-tax	8	34	—	42
Tax benefit reclassified	—	(17)	—	(17)
Balance as of December 31, 2021	$(505)	$(484)	$—	$(989)
Other comprehensive income (loss) before reclassifications, net	(525)	63	—	(462)
Amounts reclassified, pre-tax	—	11	—	11
Tax benefit reclassified	—	(3)	—	(3)
Chubb divestiture	(574)	329	—	(245)
Balance as of December 31, 2022	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	160	(17)	58	201
Amounts reclassified, pre-tax	—	1	—	1
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)

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

Segment sales disaggregated by product and service are as follows:

(In millions)	2023	2022	2021
Sales Type
Product	$13,313	$11,882	$9,985
Service	1,826	1,526	1,405
HVAC sales	15,139	13,408	11,390

Product	3,352	3,432	3,653
Service	466	451	474
Refrigeration sales	3,818	3,883	4,127

Product	3,384	3,372	3,985
Service	249	198	1,530
Fire & Security sales	3,633	3,570	5,515
Total segment sales	22,590	20,861	21,032

Eliminations and other	(492)	(440)	(419)
Consolidated	$22,098	$20,421	$20,613

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

Contract Balances

Total contract assets and liabilities consisted of the following:

(In millions)	2023	2022
Contract assets, current	$306	$537
Contract assets, non-current (included within Other assets)	26	6
Total contract assets	332	543

Contract liabilities, current	(425)	(449)
Contract liabilities, non-current (included within Other long-term liabilities)	(160)	(174)
Total contract liabilities	(585)	(623)
Net contract assets (liabilities)	$(253)	$(80)

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

The Company recognized revenue of $347 million for the year ended December 31, 2023 that was related to contract liabilities as of January 1, 2023. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months. There were no individually significant customers with sales exceeding 10% of total sales for the years ended December 31, 2023, 2022 and 2021.

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

The following table summarizes fair value information for stock options and stock appreciation rights:

	2023 (1)	2022 (1)	2021 (1)
Stock options and stock appreciation rights weighted-average fair value per award	$11.64	$10.68	$10.13
Assumptions:
Volatility	30.9%	30.8% to 31.3%	31.6% to 34.1%
Expected term (in years)	5.8	6.1	6.6
Expected dividend yield	1.8%	1.5%	1.5%
Range of risk-free rates	3.6%	1.7% to 3.0%	0.7% to 1.4%
(1) Carrier has limited historical trading data and used peer group data to estimate expected volatility for the 2023, 2022 and 2021 awards.

The Company used historical employee data, including data prior to the Separation and the Distribution, to estimate expected term. The expected dividend yield is consistent with management's expectations. The risk-free rate is based on the term structure of interest rates at the time the awards were granted.

Changes in stock options and stock appreciation rights outstanding were as follows:

	Shares Subject to Option (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (in years)
As of December 31, 2020	36,732	$19.91
Granted	3,194	$38.92
Exercised	(5,934)	$17.59
Cancelled	(1,551)	$23.98
As of December 31, 2021	32,441	$22.02
Granted	2,715	$47.72
Exercised	(3,495)	$17.76
Cancelled	(883)	$30.33
As of December 31, 2022	30,778	$24.53
Granted	3,494	$46.13
Exercised	(8,432)	$20.48
Cancelled	(769)	$42.94
Outstanding as of December 31, 2023	25,071	$28.34	$730	5.8

Exercisable as of December 31, 2023	17,662	$22.05	$625	4.8

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

Changes in restricted stock units were as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of December 31, 2020	5,574	$21.57
Granted	286	$46.49
Vested	(2,168)	$21.45
Cancelled	(122)	$25.39
Outstanding and unvested as of December 31, 2021	3,570	$23.33
Granted	555	$41.88
Vested	(1,915)	$20.85
Cancelled	(143)	$32.92
Outstanding and unvested as of December 31, 2022	2,067	$29.87
Granted	577	$45.71
Vested	(1,140)	$26.09
Cancelled	(161)	$35.09
Outstanding and unvested as of December 31, 2023	1,343	$39.22

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

Changes in PSUs were as follows:

	PSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of December 31, 2020	772	$18.46
Granted	821	$41.48
Vested	(20)	$23.72
Forfeited	(152)	$27.28
Outstanding and unvested as of December 31, 2021	1,421	$30.75
Granted	653	$46.93
Vested	(5)	$41.81
Forfeited	(139)	$35.45
Outstanding and unvested as of December 31, 2022	1,930	$35.86
Granted	902	$47.93
Vested	(607)	$18.23
Forfeited	(183)	$46.52
Outstanding and unvested as of December 31, 2023	2,042	$45.47

Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold, Selling, general and administrative and Research and development, in the accompanying Consolidated Statement of Operations.

Stock-based compensation cost by award type are as follows:

(In millions)	2023	2022	2021
Equity compensation costs - equity settled	$81	$77	$92
Equity compensation costs - cash settled (1)	3	(15)	19
Total stock-based compensation cost	$84	$62	$111

Income tax benefit	$11	$9	$13
(1) The cash settled awards are classified as liability awards and are measured at fair value at each balance sheet date.

As of December 31, 2023 and 2022, there were $76 million and $64 million of unrecognized stock-based compensation costs related to non-vested awards granted under the plan, respectively, which will be recognized ratably over the awards weighted-average remaining vesting period of 2 years.

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
The Company recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

(In millions)	2023	2022	2021
HVAC	$44	$8	$33
Refrigeration	21	10	25
Fire & Security	22	11	26
Total Segment	87	29	84
General corporate expenses	10	2	5
Total restructuring costs	$97	$31	$89

Cost of sales	$18	$9	$28
Selling, general and administrative	79	22	60
Other income (expense), net	—	—	1
Total restructuring costs	$97	$31	$89

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Consolidated Balance Sheet:

(In millions)	2023	2022
Balance as of January 1,	$24	$54
Net pre-tax restructuring costs	97	31
Utilization, foreign exchange and other	(58)	(61)
Reclassified to held for sale (1)	(8)	—
Balance as of December 31,	$55	$24
(1) See Note 20 - Divestitures for additional information.

As of December 31, 2023, the Company had $55 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance, across each of the Company's segments. In addition, reserves associated with the Company's planned portfolio transformation were established during the year, all of which are expected to be paid within 12 months.

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

(In millions)	2023	2022	2021
Impairment charge on minority-owned joint venture investments	—	—	(2)
Viessmann-related hedges	(96)	—	—
KFI deconsolidation	(297)	—	—
TCC acquisition-related gain	(8)	705	—
Chubb gain	—	1,105	—
Other	17	30	41
Other income (expense), net	$(384)	$1,840	$39

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than the entity's functional currency and hedging-related activities. In connection with the proposed acquisition of the VCS Business, the Company recognized a $96 million loss during the year ended December 31, 2023 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price. In addition, the Company recognized a loss of $297 million on the deconsolidation of KFI due to its Chapter 11 filing.

In connection with the TCC acquisition, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition. As a result, the Company recognized a $697 million non-cash gain associated with the increase in our ownership interest. In addition, the Company completed the Chubb Sale and recognized a net gain on the sale of $1.1 billion during the twelve months ended December 31, 2022.

NOTE 17: INCOME TAXES

Income Before Income Taxes

The sources of Income from operations before income taxes are as follows:

(In millions)	2023	2022	2021
United States	$1,311	$1,876	$1,528
Foreign	773	2,416	872
Total	$2,084	$4,292	$2,400

Provision for Income Taxes

The income tax expense (benefit) consisted of the following components:

(In millions)	2023	2022	2021
Current:
United States:
Federal	$412	$453	$336
State	124	120	83
Foreign	341	259	354
	877	832	773
Future:
United States:
Federal	(138)	(23)	(125)
State	(33)	(29)	(14)
Foreign	(62)	(72)	65
	(233)	(124)	(74)
Income tax expense	$644	$708	$699

Reconciliation of Effective Income Tax Rate

The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax	2.7	1.5	1.9
Taxes on international activities	6.3	(1.0)	7.2
TCC acquisition impact	—	(4.2)	—
Other	0.9	(0.8)	(1.0)
Effective income tax rate	30.9%	16.5%	29.1%

The effective tax rate for the year ended December 31, 2023 was higher than the Company's statutory U.S. federal income tax rate. The increase was primarily driven by a net tax charge of $90 million relating to the re-organization and disentanglement of CCR and certain Fire & Security industrial businesses in advance of the planned divestitures and a deferred tax charge of $65 million related to basis differences in certain companies presented as held-for-sale. In addition, the effective tax rate was impacted by the recognition of a deferred tax liability for withholding tax of $33 million on repatriated foreign earnings, non-deductible divestiture-related costs and a non-deductible loss of $96 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. The unfavorable impact of the above items is partially offset by a $53 million tax benefit recorded from the announced KFI bankruptcy and deconsolidation and $49 million of foreign tax credits generated and utilized in 2023.

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

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables as of December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022
Future income tax benefits:
Insurance and employee benefits	$158	$161
Other assets basis differences	420	284
Other liabilities basis differences	547	571
Tax loss carryforwards	185	177
Tax credit carryforwards	1,333	29
Valuation allowances	(1,399)	(100)
Future income tax benefit	$1,244	$1,122

Future income tax payables:
Goodwill and intangible assets	$(412)	$(449)
Other asset basis differences	(388)	(395)
Future income tax payables	$(800)	$(844)

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards and certain foreign temporary differences to reduce future income tax benefits to expected realizable amounts. As of December 31, 2023, future income tax benefits and future income tax payables exclude a net liability of $9 million classified as held for sale. See Note 20 - Divestitures for additional information.

Changes to valuation allowances consisted of the following:

(In millions)
Balance as of January 1, 2021	$231
Additions charged to income tax expense	32
Reduction credited to income tax expense	(22)
Other adjustments	(41)
Reclassified to held for sale	(110)
Balance at December 31, 2021	$90
Additions charged to income tax expense	18
Reduction credited to income tax expense	(22)
Other adjustments	14
Balance at December 31, 2022	$100
Additions charged to income tax expense	27
Reduction credited to income tax expense	(22)
Other adjustments (1)	1,303
Reclassified to held for sale	(9)
Balance as of December 31, 2023	$1,399
(1) See discussion below regarding the Swiss tax credit

Tax Credit and Loss Carryforwards

As of December 31, 2023, tax credit carryforwards and tax loss carryforwards were as follows:

(In millions)	Tax Loss Carryforwards	Tax Credit Carryforwards
Expiration period:
2024-2028	$70	$28
2029-2033	96	1,289
2034-2043	96	—
Indefinite	574	16
Total	$836	$1,333

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

In conjunction with the announced portfolio transformation, the Company is implementing changes to its corporate structure, including intra-entity transfers of certain intellectual property to a subsidiary in Switzerland. During 2024, the Company will begin transferring certain intellectual property from wholly-owned legal entities to the Swiss subsidiary. During the three months ended December 31, 2023, the Company’s Swiss subsidiary was granted a tax credit of approximately $1.3 billion that is immediately available to offset cantonal income tax liability over a ten-year period. As the Company is in the preliminary stages of the reorganization, a full valuation allowance was recorded against this tax credit. As operations in the Swiss subsidiary expand in future years it will be necessary to reassess the estimated realizable tax benefit associated with the tax credit.

Unrecognized Tax Benefits

As of December 31, 2023, the Company had unrecognized tax benefits of $382 million, all of which, if recognized, would impact its effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and related interest expense is as follows:

(In millions)	2023	2022	2021
Balance at beginning of period	$291	$251	$162
Additions for tax positions related to the current year	37	34	86
Additions for tax positions of prior years (1)	81	32	24
Reductions for tax positions of prior years	—	(13)	(1)
Settlements	(27)	(13)	(18)
Reclassified to held for sale	—	—	(2)
Balance at end of period	$382	$291	$251
Gross interest expense related to unrecognized tax benefits	$18	$16	$8
Total accrued interest balance at end of period	$64	$48	$35
(1) Includes $73 million during the year ended December 31, 2023 and $14 million during the year ended December 31, 2021 related to acquisitions.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Separation and the Distribution. The IRS commenced an audit of UTC's tax years 2017 and 2018 in the second quarter of 2020 and this audit is expected to conclude in 2024. However, the Company expects that certain of the IRS proposed adjustments will be disputed at the Appeals Division of the IRS. The U.S. Federal statute of limitations for UTC's tax year 2019 expired during the three months ended December 31, 2023. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including the U.S., Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands,

Singapore, Thailand, and the United Kingdom. The Company is no longer subject to U.S. federal income tax examination for years prior to 2017 and, with few exceptions, is no longer subject to U.S. state and local and foreign income tax examinations for tax years before 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $60 million to $80 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes.

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 finalized the significant components of a two-pillar global tax reform plan, which has now been agreed to by the majority of OECD members. Pillar One allows countries to reallocate amongst other taxing jurisdictions a portion of residual profits earned by multinational enterprises ("MNE"), with annual global revenue exceeding €20 billion and a profit margin over 10%. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The Company does not currently expect the impact of Pillar Two to be material to its effective tax rate, but the impact may be modified as legislation is adopted.

As a result of the Tax Cuts and Jobs Act ("TCJA"), the Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, the Company has recorded tax liabilities associated with the future remittance of these earnings. For the remainder of the Company's undistributed international earnings, unless it becomes tax effective to repatriate, the Company intends to continue to permanently reinvest these earnings. As of December 31, 2023, such undistributed earnings were approximately $10 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts. In addition, the TCJA subjects the Company to a tax on global intangible low-taxed income ("GILTI"). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations which the Company has elected to account for as a period cost.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

(In millions, except per share amounts)	2023	2022	2021
Net income attributable to common shareowners	$1,349	$3,534	$1,664

Basic weighted-average number of shares outstanding	837.3	843.4	867.7
Stock awards and equity units (share equivalent)	15.7	17.8	22.6
Diluted weighted-average number of shares outstanding	853.0	861.2	890.3

Antidilutive shares excluded from computation of diluted earnings per share	2.0	2.9	0.1

Earnings Per Share
Basic	$1.61	$4.19	$1.92
Diluted	$1.58	$4.10	$1.87

NOTE 19: ACQUISITIONS

During the year ended December 31, 2023, the Company acquired consolidated and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $84 million. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired is recognized as goodwill.

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

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBIT margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. The Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities during the year ended December 31, 2023.

The Company previously accounted for its minority ownership in TCC under the equity method of accounting. In connection with the transaction, the carrying value of the Company's previously held TCC equity investments were recognized at fair value at the date of acquisition using an income approach methodology. As a result, the Company recognized a $697 million non-cash gain within Other income (expense), net on the accompanying Consolidated Statement of Operations. In addition, the assets, liabilities and results of operations of TCC are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. The Company incurred $29 million of acquisition-related costs during 2022 which are included within Selling, general and administrative on the accompanying Consolidated Statement of Operations. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was not deemed significant.

Announced Acquisition

On April 25, 2023, the Company announced that it entered into an Agreement to acquire the VCS Business, a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. Under the terms of the Agreement, 20% of the purchase price was to be paid in Carrier common stock, issued directly to Viessmann and subject to long-term lock-up provisions and 80% was to be paid in cash, subject to working capital and other adjustments. The acquisition was completed on January 2, 2024. See Note 25 - Subsequent Events for additional information.

On April 25, 2023, the Company entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion aggregate principal, senior unsecured bridge term loan facility (the "Bridge Loan"). The Company capitalized $48 million of deferred financing costs associated with the Bridge Loan which are being amortized over the commitment period. In May 2023, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion upon entering into a senior unsecured delayed draw term loan credit agreement. As a result, the Company accelerated the amortization on $10 million of deferred financing costs in Interest expense. In November 2023, the aggregate principle amount of the Bridge Loan was reduced by €5.4 billion upon the issuance of the USD Notes and the Euro Notes. As a result, the Company accelerated the amortization on $15 million of deferred financing costs in Interest expense.

On May 19, 2023, the Company entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). The Company capitalized $4 million of deferred financing costs associated with the Delayed Draw Facility which will be amortized over the term once the facility is drawn upon. In addition, the Company entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the "Revolver") on May 19, 2023. Proceeds from the Revolver became available upon closing the purchase of the VCS Business.

NOTE 20: DIVESTITURES

Planned Portfolio Transformation

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, the Company entered into a stock purchase agreement to sell its Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. On December 12, 2023, the Company entered into a stock purchase agreement to sell the CCR business to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of both businesses are presented as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2023 and recorded at the lower of their carrying value or fair value less estimated cost to sell. Both transactions are expected to close in 2024 and are subject to customary closing conditions.

In addition, the net assets of the Company’s Industrial Fire business met the criteria to be classified as held for sale during the fourth quarter of 2023. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. As a result, the assets and liabilities of the business are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2023 and recorded at the lower of their carrying value or fair value less estimated cost to sell.

The following table summarizes assets and liabilities classified as held for sale:

	December 31, 2023
(In millions)	Commercial Refrigeration	Access Solutions	Industrial Fire	Total
Cash and cash equivalents	$131	$6	$20	$157
Accounts receivable, net	274	104	101	479
Inventories, net	84	31	65	180
Contract assets, current	98	2	42	142
Other assets, current	15	3	4	22
Fixed assets, net	78	13	22	113
Intangible assets, net	—	53	2	55
Goodwill	72	1,498	439	2,009
Operating lease right-of-use assets	49	13	28	90
Other assets	44	10	13	67
Total assets held for sale	$845	$1,733	$736	$3,314

Accounts payable	$129	$20	$39	$188
Accrued liabilities	181	21	55	257
Contract liabilities, current	23	53	22	98
Long-term debt, including current portion	8	—	—	8
Future pension and post-retirement obligations	203	—	1	204
Future income tax obligations	4	2	3	9
Operating lease liabilities	40	11	23	74
Other long-term liabilities	3	12	9	24
Total liabilities held for sale	$591	$119	$152	$862

Table of Content
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

Net sales and Operating profit by segment are as follows:

	Net Sales			Operating Profit
(In millions)	2023	2022	2021	2023	2022	2021
HVAC	$15,139	$13,408	$11,390	$2,275	$2,610	$1,738
Refrigeration	3,818	3,883	4,127	428	483	476
Fire & Security	3,633	3,570	5,515	209	1,630	662
Total segment	22,590	20,861	21,032	2,912	4,723	2,876
Eliminations and other	(492)	(440)	(419)	(275)	(80)	(96)
General corporate expenses	—	—	—	(341)	(128)	(135)
Consolidated	$22,098	$20,421	$20,613	$2,296	$4,515	$2,645

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

	Segment Assets		Capital Expenditures			Depreciation & Amortization
(In millions)	2023	2022	2023	2022	2021	2023	2022	2021
HVAC	$3,204	$3,191	$313	$232	$225	$413	$256	$186
Refrigeration	834	1,279	30	32	39	34	31	36
Fire & Security	940	1,492	33	40	49	54	58	83
Total Segment	4,978	5,962	376	304	313	501	345	305
Eliminations and other	26	48	93	49	31	41	35	33
Consolidated	$5,004	$6,010	$469	$353	$344	$542	$380	$338
Cash and cash equivalents	10,015	3,520
Other assets, current	447	349
Assets held for sale	3,314	—
Total current assets	$18,780	$9,879

Geographic External Sales

Table of Content

Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. as presented in the following table, there were no individually significant countries with sales exceeding 10% of total sales for the years ended December 31, 2023, 2022 and 2021.

	External Sales			Long-Lived Assets
(In millions)	2023	2022	2021	2023	2022
United States Operations	$12,205	$11,797	$10,492	$857	$803
International Operations
Europe	4,729	4,359	5,776	497	453
Asia Pacific	4,352	3,489	3,464	543	573
Other	812	776	881	396	412
Consolidated	$22,098	$20,421	$20,613	$2,293	$2,241

NOTE 22: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. The Company has 26 directly owned unconsolidated domestic and foreign affiliates as of December 31, 2023, of which 97% of such investments are in its HVAC segment. The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value.

Amounts attributable to equity method investees are as follows:

(In millions)	2023	2022	2021
Sales to equity method investees included in Product sales	$2,920	$2,845	$2,258
Purchases from equity method investees included in Cost of products sold	$214	$331	$357

The Company had receivables from and payables to equity method investees as follows:

(In millions)	2023	2022
Receivables from equity method investees included in Accounts receivable, net	$231	$154
Payables to equity method investees included in Accounts payable	$44	$44

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

Summarized unaudited financial information for equity method investments is as follows:

(In millions)	2023	2022
Current assets	$11,432	$10,621
Non-current assets	1,834	1,931
Total assets	13,266	12,552

Current liabilities	(9,296)	(8,631)
Non-current liabilities	(190)	(195)
Total liabilities	(9,486)	(8,826)
Total net equity of investees	$3,780	$3,726

(In millions)	2023	2022	2021
Net sales	$16,180	$11,524	$9,471
Gross profit	$2,862	$2,274	$1,907
Income from continuing operations	$655	$757	$650
Net income	$655	$757	$650

NOTE 23: COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental (including asbestos) and legal matters. In accordance with ASC 450, Contingencies, the Company records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are generally based upon a range of possible outcomes. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount. In addition, these estimates are reviewed periodically and adjusted to reflect additional information when it becomes available. The Company is unable to predict the final outcome of the following matters based on the information currently available, except as otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon its results of operations or financial condition.

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

As of December 31, 2023 and 2022, the outstanding liability for environmental obligations are as follows:

(In millions)	2023	2022
Environmental reserves included in Accrued liabilities	$21	$24
Environmental reserves included in Other long-term liabilities	203	211
Total environmental reserves	$224	$235

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	2023	2022
Asbestos liabilities included in Accrued liabilities	$15	$16
Asbestos liabilities included in Other long-term liabilities	206	212
Total asbestos liabilities	$221	$228

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	88	90
Total asbestos-related recoveries	$93	$95

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

UTC Equity Awards Conversion Litigation

On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint (the "Complaint") in the United States District Court for the District of Connecticut against RTX, Carrier, Otis, the former members of the UTC Board of Directors and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The Complaint challenged the method by which UTC equity awards were converted to UTC, Carrier and Otis equity awards following the Separation and the Distribution. Defendants moved to dismiss the Complaint. Plaintiffs amended their Complaint on September 13, 2021 (the "Amended Complaint"). The Amended Complaint, with RTX, Carrier and Otis as the only defendants, asserted that the defendants are liable for breach of certain equity compensation plans and for breach of the implied covenant of good faith and fair dealing. The Amended Complaint also sought specific performance. The Company believes all plaintiffs' claims against it are without merit. Defendants moved to dismiss the Amended Complaint. On September 30, 2022, the court dismissed the case against all defendants, with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On August 3, 2023, the Second Circuit of Appeals affirmed the district court's ruling. The Second Circuit’s judgment is final and non-appealable.

Aqueous Film Forming Foam Litigation

As of December 31, 2022, the Company, KFI and others have been named as defendants in more than 6,000 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 700 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

The key components of AFFF that contribute to its fire-extinguishing capabilities are known as fluorosurfactants. Neither the Company nor KFI, nor any of the Company's subsidiaries involved in the AFFF litigation manufactured fluorosurfactants. Instead, the National Foam business purchased these substances from unrelated third parties to in turn manufacture AFFF. Plaintiffs in the MDL Proceedings allege that the fluorosurfactants used by various manufacturers in producing AFFF contained, or over time degraded into, compounds known as per- and polyfluoroalkyl substances (referred to collectively as "PFAS"), including perflourooctanesulfonic acid ("PFOS") and perflourooctanoic acid ("PFOA"). Plaintiffs further allege that, as a result of the use of AFFF, PFOS and PFOA were released into the environment and, in some instances, ultimately reached drinking water supplies.

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

Plaintiffs in the MDL Proceedings have named multiple defendants, including suppliers of chemicals and raw materials used to manufacture fluorosurfactants, fluorosurfactant manufacturers and AFFF manufactures. The defendants in the MDL Proceedings moved for summary judgment on the government contractor defense, which potentially applies to AFFF sold to or used by the U.S. government. After full briefing and oral argument, on September 16, 2022, the MDL court declined to enter summary judgment for the defendants. The defense, however, remains available at any trial to which it applies.

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial was scheduled to begin in early June 2023 but was postponed indefinitely. The MDL court has ordered that the bellwether process for personal injury cases to begin in 2023. However, the court has not yet outlined details on that process or its timing.

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

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. That motion was resolved through an agreement that effectively stays the AFFF litigation against these parties. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam. On November 21, 2023, the bankruptcy court ordered certain parties, including the Company, to participate in a mediation with respect to claims that might be asserted by and against it in the bankruptcy proceedings. The parties have engaged in several mediation sessions and anticipate further sessions in the future.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from the Company’s Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and accounted for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $297 million in its Consolidated Statements of Operations within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Consolidated Statements of Cash Flows.

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Consolidated Statements of Operations. Since the petition date, there were no material transactions between the Company and KFI.

Income Taxes

Under the Tax Matters Agreement relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, liabilities of $132 million and $243 million are included within the accompanying Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of December 31, 2023, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $89 million due in 2024. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Self-Insurance

The Company maintains self-insurance for a number of risks, including but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. It has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses.

The Company's self-insurance liabilities were as follows:

(In millions)	2023	2022
Self-insurance liabilities included in Accrued liabilities	$160	$139
Self-insurance liabilities included in Other long-term liabilities	55	53
Total self-insurance liabilities	$215	$192

The Company incurred expenses related to self-insured risks of $180 million, $155 million and $155 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

NOTE 24: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

(In millions)	2023	2022	2021
Interest paid, net of amounts capitalized	$320	$297	$317
Income taxes paid, net of refunds	$942	$833	$675

Non-cash financing activity:
Common stock dividends payable	$161	$158	$130

NOTE 25: SUBSEQUENT EVENTS

On January 2, 2024, the Company entered into a 60-day senior unsecured bridge term loan agreement with JPMorgan Chase Bank, N.A., as administrative agent ("60-day Bridge Loan"). The facility consisted of a Euro-denominated tranche in an aggregate amount of €113 million and a USD-denominated tranche in an aggregate amount of $349 million. Euro-denominated borrowings bear interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The proceeds of the senior unsecured bridge term loan were used to fund a portion of the Euro-denominated purchase price of the VCS Business.

On January 2, 2024, the Company completed the previously announced acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) US$11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, subject to long-term lock-up provisions and anti-dilution protection. The Company funded the cash portion of the base purchase price with a combination of cash on hand, net proceeds from the USD Notes and Euro Notes and borrowings under the Delayed Draw Facility and the 60-day Bridge Loan.

The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The Company believes that secular trends in these areas will drive significant, sustained future growth. In addition, the Company anticipates realizing significant operational synergies including purchase material savings through supplier rationalization and procurement leverage, improvement in manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and vertical cross selling through certain vertical markets. The net sales of the VCS Business were €3.4 billion during the twelve months ended December 31, 2022.

The transaction will be accounted for as a business combination under ASC 805 and the results of operations from the date of acquisition will be reflected within the HVAC segment. The Company is in the process of completing its appraisals of tangible and intangible assets relating to this acquisition and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized. During the year ended December 31, 2023, the Company recognized acquisition-related costs of $80 million, which are reflected within Selling, general and administrative in the Consolidated Statement of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our CEO and Senior Vice President and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Company's CEO and CFO have concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023 , no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and audit committee financial experts is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners entitled "Proposal 1: Election of Directors" (under the subheadings "Criteria for Board Membership", "Nominees for the 2024 Annual Meeting" and "Corporate Governance").

Information about our Executive Officers

The following persons are executive officers of Carrier Global Corporation:

Name	Position	Age as of February 6, 2024
David Gitlin	Chairman and Chief Executive Officer	54
Ajay Agrawal	Senior Vice President, Global Services and Healthy Buildings	60
Kyle Crockett	Vice President, Controller	50
Patrick Goris	Senior Vice President and Chief Financial Officer	52
Kevin J. O'Connor	Senior Vice President, Chief Legal Officer	56
Jurgen Timperman	President, Fire & Security	51
Nadia Villeneuve	Senior Vice President, Chief Human Resources Officer	51
Timothy White	President, Refrigeration	50

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

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareowners entitled "Other Important Information" under the heading "Delinquent Section 16(a) Reports." We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. This code is publicly available on our website at https://www.corporate.carrier.com/corporate-responsibility/governance. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’

Audit Committee, Compensation Committee, and Governance Committee are available on our website at https://www.corporate.carrier.com. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Carrier Global Corporation, 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners entitled "Proposal 2: Advisory Vote to Approve Named Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled "Share Ownership."

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 concerning Common Stock issuable under Carrier’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	16,403,000	(1)	$28.34	19,600,000	(2)
(1) Consists of the following issuable shares of Common Stock awarded under the Carrier Global Corporation 2020 Long-Term Incentive Plan (the “2020 LTIP”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 3,138,000 shares of Common Stock could be issued if performance goals are achieved above target) ; and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units awarded under the 2020 LTIP. Under the 2020 LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 29, 2023 of $57.45. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Represents the maximum number of shares of Common Stock available to be awarded under the 2020 LTIP as of December 31, 2023. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP in an amount equal to 2 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners entitled "Nominees for the 2024 Annual Meeting" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners entitled "Proposal 3: Ratify Appointment of Independent Auditor for 2024," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

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

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

2.2
Stock Purchase Agreement, dated as of July 26, 2021, among Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation (incorporated by reference to Exhibit 2.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on July 30, 2021, File No. 001-39220)

3.1
Amended and Restated Certificate of Incorporation of Carrier Global Corporation (incorporated by reference to Exhibit 3.1(b) of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

3.2
Amended and Restated Bylaws of Carrier Global Corporation (incorporated by reference to Exhibit 3.2 of Carrier Global Corporation's Annual Report filed with the SEC on February 8, 2022, File No. 001-39220)

4.1
Indenture, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.2
Supplemental Indenture No. 1, dated February 27, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.3
Registration Rights Agreement, dated February 27, 2020, by and among Carrier Global Corporation, United Technologies Corporation and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on March 11, 2020, File No. 001-39220)

4.4
Supplemental Indenture No. 2, dated June 19, 2020, between Carrier Global Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.5
Registration Rights Agreement, dated June 19, 2020, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 19, 2020, File No. 001-39220)

4.6
Description of Securities (incorporated by reference to Exhibit 4.6 of Carrier Global Corporation's Annual Report on Form 10-K filed on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

4.7
Indenture, dated November 29, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.8
Supplemental Indenture No. 1, dated November 29, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.9
Supplemental Indenture No. 2, dated November 30, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.10
Registration Rights Agreement, dated November 29, 2023, by and among Carrier Global Corporation, J.P. Morgan Securities plc, Merrill Lynch International, Citigroup Global Markets Limited, HSBC Bank plc, Barclays Bank PLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. International plc, BNP Paribas, Deutsche Bank AG, London Branch, Intesa Sanpaolo S.p.A., Mizuho International plc, MUFG Securities EMEA plc, SMBC Nikko Capital Markets Limited, UniCredit Bank AG, Wells Fargo Securities International Limited, Bank of Montreal, London Branch, Commerzbank Aktiengesellschaft, ICBC Standard Bank Plc, Loop Capital Markets LLC, Société Générale, and Siebert Williams Shank & Co., LLC. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.11
Registration Rights Agreement, dated November 30, 2023, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.5 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

10.1
Amendment No. 2 dated as of November 15, 2021 to the Revolving Credit Agreement, dated as of February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

10.2
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.7
Carrier Global Corporation Change in Control Severance Plan (Amended and Restated effective as of April 13, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

10.8
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.9
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.10
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

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

10.25	Carrier Summary of Compensation and Benefits for Directors (2024-2025 Board Cycle)*+

10.26
Form of Award Agreement for Carrier Founders Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.27
Share Purchase Agreement, dated December 7, 2020, between Carrier Refrigeration ECR Holding Luxembourg S.à.r.l., and Breeze TopCo S.à r.l. (incorporated by reference to Exhibit 10.31 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.28
Carrier Global Corporation Senior Executive Severance Plan, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2021, File No. 001-39220)+

10.29
Schedule of Terms for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.30
Form of Award Agreement for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.31
Letter Agreement, dated April 19, 2021, by and between Carrier Corporation and John V. Faraci (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.32
Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.33
Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.34
Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.35
Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.4 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.36
Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.5 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.37
Form of Award Agreement for 2022 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.38
Letter Agreement, dated July 12, 2021, by and between Carrier Corporation and Timothy N. White (incorporated by reference to Exhibit 10.7 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.39
Amendment Number One to the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

10.40
Revolving Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.41
364-Day Revolving Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.42
Term Loan Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.43
License Agreement dated as of January 2, 2024, by and among Viessmann Group GmbH & Co. KG, Viessmann Climate Solutions SE and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

10.44
Investor Rights Agreement dated as of January 2, 2024, by and between Carrier Global Corporation and Viessmann Group GmbH & Co. KG. (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

10.45
Bridge Loan Agreement dated as of January 2, 2024, by and among Carrier Global Corporation, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

14	Code of Ethics. The Carrier Global Corporation Code of Ethics may be accessed via Carrier Global Corporation's website at https://www.corporate.carrier.com/corporate-responsibility/governance/ethics-compliance/

21	Subsidiaries of the Registrant*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications‡

97	Carrier Global Corporation Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20211231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20211231.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20211231_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20211231_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20211231_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20211231_pre.xml)

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
Notes to Exhibits List:
*    Filed herewith.
‡    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following formatted in extensible Business Reporting Language ("XBRL"): (i) Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Balance Sheet as of December 31, 2023 and 2022, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	February 6, 2024	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 6, 2024	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David Gitlin	Director, Chairman and Chief Executive Officer	February 6, 2024
David Gitlin	(Principal Executive Officer)
/s/Patrick Goris	Senior Vice President and Chief Financial Officer	February 6, 2024
Patrick Goris	(Principal Financial Officer)
/s/Kyle Crockett	Vice President, Controller	February 6, 2024
Kyle Crockett	(Principal Accounting Officer)
/s/Jean-Pierre Garnier	Director	February 6, 2024
Jean-Pierre Garnier
/s/John J. Greisch	Director	February 6, 2024
John J. Greisch
/s/Charles M. Holley, Jr.	Director	February 6, 2024
Charles M. Holley, Jr.
/s/Michael M. McNamara	Director	February 6, 2024
Michael M. McNamara
/s/Susan N. Story	Director	February 6, 2024
Susan N. Story
/s/Michael A. Todman	Director	February 6, 2024
Michael A. Todman
/s/Maximilian Viessmann	Director	February 6, 2024
Maximilian Viessmann
/s/Virginia M. Wilson	Director	February 6, 2024
Virginia M. Wilson
/s/Beth A. Wozniak	Director	February 6, 2024
Beth A. Wozniak