Form 10-Q
period 2024-03-31
CARRIER GLOBAL Corp
filed 2024-04-25
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(561) 365-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CARR	New York Stock Exchange
4.375% Notes due 2025	CARR25	New York Stock Exchange
4.125% Notes due 2028	CARR28	New York Stock Exchange
4.500% Notes due 2032	CARR32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2024, there were 901,012,491 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2024

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Net sales
Product sales	$5,542	$4,686
Service sales	640	587
Total Net sales	6,182	5,273
Costs and expenses
Cost of products sold	(3,998)	(3,458)
Cost of services sold	(479)	(437)
Research and development	(224)	(139)
Selling, general and administrative	(985)	(721)
Total Costs and expenses	(5,686)	(4,755)
Equity method investment net earnings	31	44
Other income (expense), net	(27)	(7)
Operating profit	500	555
Interest (expense) income, net	(165)	(46)
Income from operations before income taxes	335	509
Income tax (expense) benefit	(46)	(122)
Net income from operations	289	387
Less: Non-controlling interest in subsidiaries' earnings from operations	20	14
Net income attributable to common shareowners	$269	$373

Earnings per share
Basic	$0.30	$0.45
Diluted	$0.29	$0.44

Weighted-average number of shares outstanding
Basic	899.2	835.0
Diluted	913.0	852.2
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income from operations	$289	$387
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(388)	54
Amortization of unrealized cash flow hedging gain (loss)	(1)	—
Other comprehensive income (loss), net of tax	(389)	54
Comprehensive income (loss)	(100)	441
Less: Comprehensive income (loss) attributable to non-controlling interest	17	16
Comprehensive income (loss) attributable to common shareowners	$(117)	$425
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,313	$10,015
Accounts receivable, net	3,156	2,481
Contract assets, current	320	306
Inventories, net	3,189	2,217
Assets held for sale, current	3,169	3,314
Other assets, current	568	447
Total current assets	11,715	18,780
Future income tax benefits	823	739
Fixed assets, net	3,179	2,293
Operating lease right-of-use assets	633	491
Intangible assets, net	7,351	1,028
Goodwill	15,366	7,989
Pension and post-retirement assets	78	32
Equity method investments	1,155	1,140
Other assets	510	330
Total Assets	$40,810	$32,822

Liabilities and Equity
Accounts payable	$3,074	$2,742
Accrued liabilities	2,994	2,811
Contract liabilities, current	501	425
Liabilities held for sale, current	820	862
Current portion of long-term debt	1,248	51
Total current liabilities	8,637	6,891
Long-term debt	15,647	14,242
Future pension and post-retirement obligations	259	155
Future income tax obligations	2,272	535
Operating lease liabilities	505	391
Other long-term liabilities	1,584	1,603
Total Liabilities	28,904	23,817
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,972)	(1,972)
Additional paid-in capital	8,536	5,535
Retained earnings	6,860	6,591
Accumulated other comprehensive loss	(1,872)	(1,486)
Non-controlling interest	345	328
Total Equity	11,906	9,005
Total Liabilities and Equity	$40,810	$32,822
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net income	—	—	—	—	269	20	289
Other comprehensive income (loss), net of tax	(386)	—	—	—	—	(3)	(389)
Shares issued under incentive plans, net	—	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	—	23	—	—	23
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Balance as of March 31, 2024	$(1,872)	$9	$(1,972)	$8,536	$6,860	$345	$11,906

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating Activities
Net income from operations	$289	$387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	314	136
Deferred income tax provision	(123)	(24)
Stock-based compensation costs	22	22
Equity method investment net earnings	(31)	(44)
(Gain) loss on sale of investments / deconsolidation	—	(16)
Changes in operating assets and liabilities
Accounts receivable, net	(205)	(157)
Contract assets, current	(33)	(28)
Inventories, net	(72)	(126)
Other assets, current	(52)	(60)
Accounts payable and accrued liabilities	(195)	(25)
Contract liabilities, current	(18)	64
Defined benefit plan contributions	(6)	(6)
Distributions from equity method investments	7	3
Other operating activities, net	143	(6)
Net cash flows provided by (used in) operating activities	40	120

Investing Activities
Capital expenditures	(104)	(70)
Investment in businesses, net of cash acquired	(10,772)	(52)
Dispositions of businesses	—	35
Settlement of derivative contracts, net	(209)	(18)
Other investing activities, net	4	5
Net cash flows provided by (used in) investing activities	(11,081)	(100)

Financing Activities
Increase (decrease) in short-term borrowings, net	19	10
Issuance of long-term debt	2,548	5
Repayment of long-term debt	(5)	(2)
Repurchases of common stock	—	(62)
Dividends paid on common stock	(159)	(154)
Dividends paid to non-controlling interest	(2)	—
Other financing activities, net	(22)	(10)
Net cash flows provided by (used in) financing activities	2,379	(213)
Effect of foreign exchange rate changes on cash and cash equivalents	(68)	20
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(8,730)	(173)
Less: Change in cash balances classified as assets held for sale	(30)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,700)	(173)
Cash, cash equivalents and restricted cash, beginning of period	10,017	3,527
Cash, cash equivalents and restricted cash, end of period	1,317	3,354
Less: restricted cash	4	7
Cash and cash equivalents, end of period	$1,313	$3,347
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2023 filed with the SEC on February 6, 2024 (the "2023 Form 10-K").

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

Acquisition of Viessmann Climate Solutions

On April 25, 2023, the Company announced that it entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The acquisition was completed on January 2, 2024. As a result, the assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company’s HVAC segment. See Note 15 – Acquisitions for additional information.

Portfolio Transformation

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, the Company entered into a stock purchase agreement to sell its Access Solutions business ("Access Solutions") to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. On December 12, 2023, the Company entered into a stock purchase agreement to sell its Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of each business are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 16 - Divestitures for additional information.

In addition, the net assets of the Company’s Industrial Fire business ("Industrial Fire") met the criteria to be classified as held for sale during the fourth quarter of 2023. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. As a result, the assets and liabilities of the business are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. On March 5, 2024, the Company entered into a stock purchase agreement to sell Industrial Fire to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. See Note 16 - Divestitures for additional information.

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

Separation from United Technologies

On April 3, 2020 (the Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. Following the Separation and Distribution, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of March 31, 2024, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

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

On March 6, 2024, the SEC adopted new rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The rules amend the provisions of both Regulation S-K and Regulation S-X and will be required in annual reports and registration statements. Amendments to Regulation S-K require disclosure of climate-related risks, transition plans, targets and goals, risk management and governance. Amendments to Regulation S-X require disclosure of the financial effects of severe weather events and other natural conditions as well as the use of carbon offsets or renewable energy credits. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, subject to legal challenges and the SEC's voluntary stay of the disclosure requirements. The Company will continue to assess the impact of these new rules on its financial statements while the stay is in place.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$979	$695
Work-in-process	296	259
Finished goods	1,914	1,263
Inventories, net	$3,189	$2,217

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $260 million and $223 million as of March 31, 2024 and December 31, 2023, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2023	$6,407	$1,124	$458	$7,989
Acquisitions (1)	7,576	—	—	7,576
Reclassified to held for sale (2)	—	—	25	25
Foreign currency translation	(253)	(22)	51	(224)
Balance as of March 31, 2024	$13,730	$1,102	$534	$15,366
(1) See Note 15 - Acquisitions for additional information.
(2) See Note 16 - Divestitures for additional information.

Indefinite-lived intangible assets are tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized over their estimated useful lives.

Identifiable intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$5,929	$(730)	$5,199	$1,222	$(610)	$612
Patents and trademarks	993	(175)	818	332	(163)	169
Service portfolios and other	1,831	(561)	1,270	686	(503)	183
	8,753	(1,466)	7,287	2,240	(1,276)	964
Unamortized:
Trademarks and other	64	—	64	64	—	64
Intangible assets, net	$8,817	$(1,466)	$7,351	$2,304	$(1,276)	$1,028

Amortization of intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Amortization expense of Intangible assets	$212	$64

Impairment Assessment

On January 1, 2024, the Company reorganized its HVAC segment reporting units due to the VCS Business acquisition. As a result, the Company performed a quantitative goodwill impairment test on its legacy Commercial HVAC, North America residential and light commercial and Global Comfort solutions reporting units prior to the reorganization which did not result in a goodwill impairment. The Company then reassigned goodwill among its new regional reporting units using a relative fair value approach and performed a goodwill impairment assessment which did not result in a goodwill impairment.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
2.242% Notes due 2025 (1)	$1,200	$1,200
4.375% Notes due 2025	812	830
5.800% Notes due 2025	1,000	1,000
2.493% Notes due 2027	900	900
4.125% Notes due 2028	812	830
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	921	941
5.900% Notes due 2034	1,000	1,000
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	2,000	2,000
6.200% Notes due 2054	1,000	1,000
Total long-term notes	13,895	13,951
Delayed Draw Facility	2,536	—
Japanese Term Loan Facility	357	379
Other debt (including project financing obligations and finance leases)	213	74
Discounts and debt issuance costs	(106)	(111)
Total debt	16,895	14,293
Less: current portion of long-term debt	1,248	51
Long-term debt, net of current portion	$15,647	$14,242
(1) 2.242% Notes due February 15, 2025; reclassified to Current portion of long-term debt.

Acquisition Funding

On January 2, 2024, the Company completed the acquisition of the VCS Business for total consideration of $14.2 billion. Under the terms of the Agreement, 20% of the purchase price was paid in Carrier common stock, issued directly to Viessmann and subject to certain lock up provisions and 80% was paid in cash, subject to working capital and other adjustments. In order to fund the Euro-denominated cash portion of the purchase price, the Company used cash on hand, debt financing and various term loan facilities.

Debt Issuance

In November 2023, the Company issued $3.0 billion principal amount of USD-denominated notes in three tranches. The tranches consisted of $1.0 billion aggregate principal amount of 5.8% notes due 2025, $1.0 billion aggregate principal amount of 5.90% notes due 2034 and $1.0 billion aggregate principal amount of 6.2% notes due 2054 (collectively, the “USD Notes”). In addition, the Company issued €2.35 billion principal amount of Euro-denominated notes in three tranches. The tranches consisted of €750 million aggregate principal amount of 4.375% notes due 2025, €750 million aggregate principal amount of 4.125% notes due 2028 and €850 million aggregate principal amount of 4.5% notes due 2032 (collectively, the “Euro Notes”). The Company capitalized $51 million of deferred financing costs which are being amortized over the term of their related notes. The notes are subject to certain customary covenants and the Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at the redemption price set forth in the indenture agreements.

Bridge Loan

On April 25, 2023, the Company entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion aggregate principal, senior unsecured bridge term loan facility (the “Bridge Loan”). Euro-denominated borrowings bore interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bore interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The Company capitalized $48 million of deferred financing costs associated with the Bridge Loan which were amortized over the commitment period. Upon entering into a senior unsecured delayed draw term loan facility and issuing the USD Notes and the Euro Notes, the Company reduced the Bridge Loan by €7.7 billion and accelerated the amortization on $25 million of deferred financing costs in Interest expense during 2023. On January 2, 2024, the Company entered into a 60-day senior unsecured term loan agreement consisting of a Euro-denominated tranche in an aggregate amount of €113 million and a USD-denominated tranche in an aggregate amount of $349 million (the “60-day Loan”). Upon entering into the 60-day Loan, the Company reduced the final portion of the Bridge Loan by €500 million and subsequently terminated the agreement. As of March 31, 2024, borrowings under the 60-day Loan have been fully repaid.

Delayed Draw Facility

On May 19, 2023, the Company entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). The facility consists of an 18-month, Euro-denominated tranche in an aggregate amount of €1.15 billion and a 3-year, Euro-denominated tranche in an aggregate amount of €1.15 billion. Euro-denominated borrowings bear interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The Company capitalized $4 million of deferred financing costs which will be amortized over the respective term of the tranches. On January 2, 2024, the Company borrowed the full amount available under the Delayed Draw Facility in U.S. Dollars.

364 Day Revolver

On May 19, 2023, the Company entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the “Revolver”), the proceeds of which became available upon closing of the acquisition of the VCS Business. Borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. As of March 31, 2024, there were no borrowings outstanding under the Revolver.

Japanese Term Loan Facility

On July 15, 2022, the Company entered into a five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility with MUFG Bank Ltd., as administrative agent and lender, and certain other lenders (the "Japanese Term Loan Facility"). Borrowings under the Japanese Term Loan Facility bear interest at a rate equal to the Tokyo Term Risk Free Rate plus 0.75%. The Company capitalized $2 million of deferred financing costs which are being amortized over its term. On July 25, 2022, the Company borrowed JPY 54 billion under the Japanese Term Loan Facility and used the proceeds to fund a portion of the Yen-denominated purchase price of Toshiba Carrier Corporation ("TCC") and to pay related fees and expenses.

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings can bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company terminated its existing revolving credit facility that was set to mature in April 2025. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over its term. As of March 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of March 31, 2024, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $10 million and $5 million of debt during the three months ended March 31, 2024 and 2023, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2024 and 2023 were $5 million and $2 million, respectively.

Debt Covenants

The Revolving Credit Facility, Revolver, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2024, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

During 2022, the Company entered into cross currency swaps with various financial institutions to fund a portion of the Yen-denominated purchase price of TCC. The cross currency swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates as well as credit default swap spreads. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. From time to time, the Company settles and enters into new cross currency swaps with the same purpose and characteristics as initially established.

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

During 2023, the Company entered into window forward contracts with Bank of America N.A. and JPMorgan Chase Bank N.A. to mitigate the foreign currency risk of the expected cash outflows associated with the Euro-denominated purchase price of the VCS Business. The instruments had an aggregate notional amount of €7 billion and a settlement window between November 28, 2023 and February 27, 2024. The window forward contracts were measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations. During the three months ended March 31, 2024, the Company recognized a $86 million loss on the mark-to-market valuation of its window forward contracts. The Company settled the window forward contracts on January 2, 2024 upon the acquisition of the VCS Business.

During 2023, the Company entered into several interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts had an aggregate notional amount of $1.525 billion and were designated as cash flow hedges with changes in fair value reported in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. Fair value was measured on a recurring basis using observable market inputs, such as forward, discount and interest rates. In November 2023, the contracts were settled upon the issuance of the underlying debt. As a result, the Company deferred a net unrecognized gain of $58 million in Equity which will be subsequently recognized in Interest expense over the term of the related notes which range from 2034 to 2044. The amount expected to be amortized during 2024 is a net gain of $5 million.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2024
Derivative assets (1)(3)	$32	$—	$32	$—
Derivative liabilities (2)(3)	$(17)	$—	$(17)	$—

December 31, 2023
Derivative assets (1) (3)	$32	$—	$32	$—
Derivative liabilities (2) (3)	$(126)	$—	$(126)	$—
(1) Included in Other assets, current and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(3) Includes cross currency swaps and window forward contracts (which were settled on January 2, 2024).

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term Notes (1)	$13,895	$12,873	$13,951	$13,194
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

Contributions to the plans were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Defined benefit plans	$6	$6
Defined contribution plans	$39	$37
Multi-employer pension plans	$4	$4

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Service cost	$4	$4
Interest cost	7	8
Expected return on plan assets	(7)	(8)
Net periodic pension expense (benefit)	$4	$4

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Equity compensation costs - equity settled	$22	$22
Equity compensation costs - cash settled (1)	—	1
Total stock-based compensation expense	$22	$23
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

The changes in the carrying amount of warranty related provisions are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Balance as of January 1,	$570	$552
Warranties, performance guarantees issued and changes in estimated liability	91	54
Settlements made	(57)	(45)
Other	(4)	2
Acquisitions (1)	202	—
Balance as of March 31,	$802	$563
(1) See Note 15 - Acquisitions for additional information.
NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2024 and December 31, 2023, 944,433,341 and 883,068,393 shares of common stock were issued, respectively, which includes 43,490,981 shares of treasury stock, for both periods respectively.

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

As of December 31, 2023, the Company repurchased 43.5 million shares of common stock for an aggregate purchase price of $2.0 billion, including shares repurchased under an accelerated share repurchase agreement. As a result, the Company had approximately $2.1 billion remaining under the current authorization at December 31, 2023. Upon announcement of the proposed acquisition of the VCS Business, the Company temporarily paused its share repurchase program in order to advance its capital allocation strategy. As a result, there is no share repurchase activity during the three months ended March 31, 2024.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)
Other comprehensive income (loss) before reclassifications, net	(385)	—	—	(385)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2024	$(1,829)	$(100)	$57	$(1,872)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	—	52
Balance as of March 31, 2023	$(1,552)	$(84)	$—	$(1,636)

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

Sales disaggregated by product and service are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Sales Type
Product	$4,073	$3,201
Service	468	421
HVAC sales	4,541	3,622

Product	772	787
Service	112	111
Refrigeration sales	884	898

Product	825	813
Service	62	56
Fire & Security sales	887	869

Total segment sales	6,312	5,389
Eliminations and other	(130)	(116)
Net sales	$6,182	$5,273

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Contract assets, current	$320	$306
Contract assets, non-current (included within Other assets)	30	26
Total contract assets	350	332

Contract liabilities, current	(501)	(425)
Contract liabilities, non-current (included within Other long-term liabilities)	(157)	(160)
Total contract liabilities	(658)	(585)
Net contract assets (liabilities)	$(308)	$(253)

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

The Company recognized revenue of $345 million during the three months ended March 31, 2024 that related to contract liabilities as of January 1, 2024. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
HVAC	$7	$(1)
Refrigeration	—	3
Fire & Security	7	13
Total Segment	14	15
General corporate expenses	1	2
Total restructuring costs (1)	$15	$17

Cost of sales	$12	$6
Selling, general and administrative	3	11
Total restructuring costs (1)	$15	$17
(1) 2024 restructuring costs include period related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Three Months Ended March 31,
(In millions)	2024	2023
Balance as of January 1,	$55	$24
Net pre-tax restructuring costs	12	17
Acquisitions (1)	8	—
Utilization, foreign exchange and other	(24)	(6)
Balance as of March 31,	$51	$35
(1) See Note 15 - Acquisitions for additional information.

As of March 31, 2024, the Company had $51 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments, along with reserves associated with the Company's planned portfolio transformation. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 13.7% for the three months ended March 31, 2024 compared with 24.0% for the three months ended March 31, 2023. The year-over-year decrease was primarily driven by a tax benefit of $21 million associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS"), a net tax benefit of $19 million related to adjustments to basis differences in certain companies presented as held-for-sale and a net tax benefit of $16 million related to the re-organization and disentanglement of certain Fire & Security industrial businesses in advance of the planned divestitures. These amounts were partially offset by a tax charge of $15 million related to a reduction of utilizable foreign tax credits.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The IRS has completed its audit of UTC's 2017 and 2018 tax years. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Belgium, Canada, China, Czech Republic, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2020 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $30 million to $45 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Net income attributable to common shareowners	$269	$373

Basic weighted-average number of shares outstanding	899.2	835.0
Stock awards and equity units (share equivalent)	13.8	17.2
Diluted weighted-average number of shares outstanding	913.0	852.2

Antidilutive shares excluded from computation of diluted earnings per share	4.2	6.5

Earnings Per Share
Basic	$0.30	$0.45
Diluted	$0.29	$0.44

NOTE 15: ACQUISITIONS

Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.

Viessmann Climate Solutions

On January 2, 2024, the Company completed the acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) $11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, subject to certain lock-up provisions and anti-dilution protection. The Company funded the cash portion of the purchase price with a combination of cash on hand, net proceeds from the USD Notes and Euro Notes and borrowings under the Delayed Draw Facility and the 60-day Loan.

The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The Company believes that secular trends in these areas will drive significant, sustained future growth. In addition, the Company anticipates realizing significant operational synergies including savings through supplier rationalization and leverage, reduced manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and cross-selling opportunities.

The components of the purchase price is as follows:

(In millions)	January 2, 2024
Cash	$11,156
Common shares (58,608,959 shares at $51.20 per share)	3,001
Total consideration	$14,157

The preliminary allocation of the purchase price is as follows:

(In millions)	January 2, 2024
Cash and cash equivalents	$394
Accounts receivable	408
Inventories	948
Other assets, current	17
Fixed assets	913
Intangible assets	6,640
Goodwill	7,576
Other assets	284
Accounts payable	(288)
Other liabilities, current	(626)
Future income tax obligations	(1,825)
Other liabilities	(284)
Net assets acquired	$14,157

The excess purchase price over the estimated fair value of the net identifiable assets acquired was recognized as goodwill and totaled $7.6 billion, which is not deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and fixed assets was based on an assessment of the acquired assets' condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	17	$4,787
Technology	10 - 20	1,051
Trademark	40	679
Backlog	1	123
Total intangible assets acquired		$6,640

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBITDA margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of March 31, 2024, the Company is in the process of completing its valuation of tangible, intangible and tax-related assets relating to the VCS Business and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the valuation process has been finalized.

The assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment. For the period from January 2, 2024 to March 31, 2024, revenues for the VCS Business were $875 million and its net loss was $124 million which included amortization of the step-up to fair value of inventory and backlog of $111 million as well as $139 million of intangible asset amortization.

During the three months ended March 31, 2024, the Company incurred $30 million of acquisition-related costs. During 2023, $80 million of acquisition-related costs were incurred, of which $12 million was recognized during the three months ended March 31, 2023. These acquisition costs are reflected within Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of the VCS Business as if the business combination had occurred on January 1, 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Revenue	$6,182	$6,278
Earnings	343	79

The pro forma amounts include the historical operating results of the Company and the VCS Business prior to the acquisition, with adjustments directly attributable to the acquisition including amortization of the step-up to fair value of inventory and amortization expense of acquired intangible assets. The unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of the VCS Business been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the acquisition.

NOTE 16: DIVESTITURES

Portfolio Transformation

On April 25, 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, the Company entered into a stock purchase agreement to sell its Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. On December 12, 2023, the Company entered into a stock purchase agreement to sell the CCR business to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of both businesses are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. Both transactions are expected to close in 2024 and are subject to customary closing conditions.

In addition, the net assets of Industrial Fire met the criteria to be classified as held for sale during the fourth quarter of 2023. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. As a result, the assets and liabilities of the business are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. On March 5, 2024, the Company entered into a stock purchase agreement to sell its Industrial Fire business to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. The transaction is expected to close in 2024 and is subject to customary closing conditions.

The following table summarizes assets and liabilities classified as held for sale:

	March 31, 2024
(In millions)	Commercial Refrigeration	Access Solutions	Industrial Fire	Total
Cash and cash equivalents	$107	$10	$11	$128
Accounts receivable, net	189	85	96	370
Inventories, net	93	34	68	195
Contract assets, current	106	2	49	157
Other assets, current	16	4	5	25
Fixed assets, net	77	14	23	114
Intangible assets, net	—	52	2	54
Goodwill	72	1,479	433	1,984
Operating lease right-of-use assets	49	14	26	89
Other assets	44	7	2	53
Total assets held for sale	$753	$1,701	$715	$3,169

Accounts payable	$123	$29	$43	$195
Accrued liabilities	156	20	50	226
Contract liabilities, current	25	57	17	99
Long-term debt, including current portion	7	—	—	7
Future pension and post-retirement obligations	198	—	—	198
Future income tax obligations	4	—	3	7
Operating lease liabilities	38	11	21	70
Other long-term liabilities	3	12	3	18
Total liabilities held for sale	$554	$129	$137	$820

	December 31, 2023
(In millions)	Commercial Refrigeration	Access Solutions	Industrial Fire	Total
Cash and cash equivalents	$131	$6	$20	$157
Accounts receivable, net	274	104	101	479
Inventories, net	84	31	65	180
Contract assets, current	98	2	42	142
Other assets, current	15	3	4	22
Fixed assets, net	78	13	22	113
Intangible assets, net	—	53	2	55
Goodwill	72	1,498	439	2,009
Operating lease right-of-use assets	49	13	28	90
Other assets	44	10	13	67
Total assets held for sale	$845	$1,733	$736	$3,314

Accounts payable	$129	$20	$39	$188
Accrued liabilities	181	21	55	257
Contract liabilities, current	23	53	22	98
Long-term debt, including current portion	8	—	—	8
Future pension and post-retirement obligations	203	—	1	204
Future income tax obligations	4	2	3	9
Operating lease liabilities	40	11	23	74
Other long-term liabilities	3	12	9	24
Total liabilities held for sale	$591	$119	$152	$862

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2024	2023	2024	2023
HVAC	$4,541	$3,622	$429	$435
Refrigeration	884	898	97	108
Fire & Security	887	869	153	93
Total segment	6,312	5,389	679	636
Eliminations and other	(130)	(116)	(75)	(38)
General corporate expenses	—	—	(104)	(43)
Total Consolidated	$6,182	$5,273	$500	$555

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In millions)	2024	2023
United States	$2,967	$2,860
International:
Europe	1,971	1,196
Asia Pacific	1,040	1,033
Other	204	184
Net sales	$6,182	$5,273

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Sales to equity method investees included in Product sales	$723	$754
Purchases from equity method investees included in Cost of products sold	$55	$43

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2024	December 31, 2023
Receivables from equity method investees included in Accounts receivable, net	$261	$231
Payables to equity method investees included in Accounts payable	$44	$44

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2024	December 31, 2023
Environmental reserves included in Accrued liabilities	$19	$21
Environmental reserves included in Other long-term liabilities	201	203
Total Environmental reserves	$220	$224

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	March 31, 2024	December 31, 2023
Asbestos liabilities included in Accrued liabilities	$15	$15
Asbestos liabilities included in Other long-term liabilities	203	206
Total Asbestos liabilities	$218	$221

Asbestos-related recoveries included in Other assets, current	$5	$5
Asbestos-related recoveries included in Other assets	87	88
Total Asbestos-related recoveries	$92	$93

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

Aqueous Film Forming Foam Litigation

As of March 31, 2024, the Company, KFI and others have been named as defendants in more than 7,000 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 800 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

On September 23, 2022, after completion of discovery, the MDL court selected one water provider case, the City of Stuart, FL v. 3M, et al., for a bellwether trial. That trial was scheduled to begin in early June 2023 but was postponed indefinitely. The MDL court ordered that the bellwether process for personal injury cases to begin in 2023. However, the court has not yet outlined details on that process or its timing.

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

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. That motion was resolved through an agreement that effectively stays the AFFF litigation against these parties. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam. On November 21, 2023, the bankruptcy court ordered certain parties, including the Company, to participate in a mediation with respect to claims that might be asserted by and against it in the bankruptcy proceedings. The parties have engaged in several mediation sessions and anticipate further sessions in the future. The terms and scope of any potential settlement may be affected by, among other factors, the bankruptcy court’s ability to approve nonconsensual releases of litigation claims against non-debtors, which the United States Supreme Court is expected to decide in Harrington v. Purdue Pharma, L.P.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from the Company’s Unaudited Condensed Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and will account for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $297 million in its Unaudited Condensed Consolidated Statement of Operations within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Unaudited Condensed Consolidated Statement of Cash Flows.

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Unaudited Condensed Consolidated Statement of Operations. Since the petition date, there were no material transactions between the Company and KFI.

On March 15, 2024, the Company and Pacific Avenue Capital Partners entered into certain agreements including a stock and asset purchase agreement whereby Pacific Avenue Capital Partners shall acquire certain assets and operating liabilities of KFI, subject to approval by the bankruptcy court. On April 1, 2024, the bankruptcy court subsequently approved the sale. However, there has been no determination with respect to the allocation of sale proceeds.

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. During the three months ended March 31, 2024, the Company recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS. Liabilities under the TMA of $96 million and $233 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of March 31, 2024, respectively. This obligation is expected to be settled in annual installments ending in April 2026 with the next installment of $96 million due in 2024. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of March 31, 2024, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the three-month period ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic, Carrier Transicold, Kidde, Edwards and LenelS2 that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire, security and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Recent Developments

Acquisition of Viessmann Climate Solutions

On April 25, 2023, we announced that we entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The VCS Business develops intelligent, integrated and sustainable technologies, including heat pumps, boilers, photovoltaic systems, home battery storage and digital solutions, primarily for residential customers in Europe. The acquisition was completed on January 2, 2024. As a result, the assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within our HVAC segment.

Portfolio Transformation

On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, we entered into a stock purchase agreement to sell our Access Solutions business ("Access Solutions") to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. Access Solutions, historically reported in our Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. On December 12, 2023, we entered into a stock purchase agreement to sell our Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in our Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. On March 5, 2024, we entered into a stock purchase agreement to sell our Industrial Fire business ("Industrial Fire") to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. Industrial Fire, historically reported in our Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. These transactions are expected to close in 2024.

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements. Except as noted below, there have been no significant changes in our critical accounting estimates.

Business Combinations

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

The following represents our consolidated net sales and operating results:

	Three Months Ended March 31,
(In millions)	2024	2023	Period Change	% Change
Net sales	$6,182	$5,273	$909	17%
Cost of products and services sold	(4,477)	(3,895)	(582)	15%
Gross margin	1,705	1,378	327	24%
Operating expenses	(1,205)	(823)	(382)	46%
Operating profit	500	555	(55)	(10)%
Non-operating income (expense), net	(165)	(46)	(119)	259%
Income from operations before income taxes	335	509	(174)	(34)%
Income tax expense	(46)	(122)	76	(62)%
Net income from operations	289	387	(98)	(25)%
Less: Non-controlling interest in subsidiaries' earnings from operations	20	14	6	43%
Net income attributable to common shareowners	$269	$373	$(104)	(28)%

Net Sales

For the three months ended March 31, 2024, Net sales were $6.2 billion, a 17% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Three Months Ended March 31, 2024
Organic	2%
Foreign currency translation	—%
Acquisitions and divestitures, net	15%
Total % change	17%

Organic sales for the three months ended March 31, 2024, increased by 2% compared with the same period of 2023. The organic increase was primarily driven by our HVAC segment due to improved end-markets in the Americas, which more than offset reduced end-market demand in EMEA and Asia. In addition, our Fire & Security segment benefited from volume growth and price improvements in both the Commercial and Residential fire and Industrial fire businesses. Refrigeration results decreased as each of the segment's businesses experienced challenges in certain end-markets during the quarter. Refer to "Segment Review" below for a discussion of Net sales by segment.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 16% to Net sales during the three months ended March 31, 2024, and is included in Acquisitions and divestitures, net.

As of May 14, 2023, we no longer controlled KFI as their activities are subject to review and oversight by the bankruptcy court. Therefore, KFI was deconsolidated and their respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements. The deconsolidation had a 1% impact on Net sales during the three months ended March 31, 2024, and is included in Acquisitions and divestitures, net.

Gross Margin

For the three months ended March 31, 2024, gross margin was $1.7 billion, a 24% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Net sales	$6,182	$5,273
Cost of products and services sold	(4,477)	(3,895)
Gross margin	$1,705	$1,378
Percentage of net sales	27.6%	26.1%

Gross margin increased by $327 million compared with the three months ended March 31, 2023. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Operating results associated with the VCS Business since the date of acquisition further benefited gross margin during the period. As a result, gross margin as a percentage of Net sales increased by 150 basis points compared with the same period of 2023. However, the results of the VCS Business included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 250 basis point unfavorable impact on gross margin as a percentage of Net sales.

Operating Expenses
For the three months ended March 31, 2024, operating expenses, including Equity method investment net earnings, were $1.2 billion, a 46% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Selling, general and administrative	$(985)	$(721)
Research and development	(224)	(139)
Equity method investment net earnings	31	44
Other income (expense), net	(27)	(7)
Total operating expenses	$(1,205)	$(823)
Percentage of net sales	19.5%	15.6%

For the three months ended March 31, 2024, Selling, general and administrative expenses were $985 million, a 37% increase compared with the same period of 2023. The increase is primarily due to incremental expenses associated with the VCS Business since the date of acquisition. In addition, the current period also included $89 million of acquisition and divestiture-related costs compared with $12 million during the three months ended March 31, 2023.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2024, Equity method investment net earnings were $31 million, a 30% decrease compared with the same period of 2023. The decrease was primarily driven by a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the acquisition of the VCS Business, we recognized a $86 million loss during the three months ended March 31, 2024 on the mark-to-market valuation of our window forward contracts associated with the cash outflows of the Euro-denominated purchase price for the VCS Business. In addition, we recognized a $46 million gain associated with our share of United Technologies Corporation's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS").

Non-Operating Income (Expense), net

For the three months ended March 31, 2024, Non-operating income (expense), net was $165 million, a 259% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Non-service pension (expense) benefit	$—	$—

Interest expense	$(180)	$(71)
Interest income	15	25
Interest (expense) income, net	$(165)	$(46)

Non-operating income (expense), net	$(165)	$(46)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended March 31, 2024, Interest expense was $180 million, a 154% increase compared with the same period of 2023. In connection with the acquisition of the VCS Business, we entered into several financing arrangements to fund the cash portion of the Euro-denominated purchase price.

Income Taxes

	Three Months Ended March 31,
	2024	2023
Effective tax rate	13.7%	24.0%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 13.7% for the three months ended March 31, 2024, compared with 24.0% for the three months ended March 31, 2023. The year-over-year decrease was primarily driven by a tax benefit of $21 million associated with United Technologies Corporation's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS, a net tax benefit of $19 million related to adjustments to basis differences in certain companies presented as held-for-sale and a net tax benefit of $16 million related to the re-organization and disentanglement of certain Fire & Security industrial businesses in advance of the planned divestitures. These amounts were partially offset by a tax charge of $15 million related to a reduction of utilizable foreign tax credits.

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

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2024	2023	2024	2023	2024	2023
HVAC	$4,541	$3,622	$429	$435	9.4%	12.0%
Refrigeration	884	898	97	108	11.0%	12.0%
Fire & Security	887	869	153	93	17.2%	10.7%
Total segment	$6,312	$5,389	$679	$636	10.8%	11.8%

HVAC Segment

For the three months ended March 31, 2024, Net sales in our HVAC segment were $4.5 billion, a 25% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	24%
Total % change in Net sales	25%

The organic increase in Net sales of 2% was driven by continued strong results in the segment. Growth in the Americas (up 6%) were primarily driven by our Commercial and Light commercial businesses which benefited from ongoing customer demand and pricing improvements. Growth was partially offset by volume reductions in our Residential business. EMEA (down 10%) was impacted by lower customer demand in residential markets. The reduction was partially offset by strong ongoing customer demand and pricing improvements in commercial markets. Asia (flat) was impacted by lower demand in Japan, offset by improved results in China.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 24% to Net sales during the three months ended March 31, 2024 and is included in Acquisitions and divestitures, net.

For the three months ended March 31, 2024, Operating profit in our HVAC segment was $429 million, a 1% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	29%
Acquisitions and divestitures, net	3%
Restructuring	(2)%
Amortization of acquired intangibles	(31)%
Total % change in Operating profit	(1)%

The operational profit increase of 29% was primarily attributable to ongoing customer demand and pricing improvements in certain end-markets compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits in the segment. These benefits more than offset volume reductions in certain end-markets. Segment results were also impacted by lower earnings from equity method investments which included a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt.

Refrigeration Segment

For the three months ended March 31, 2024, Net sales in our Refrigeration segment were $884 million, a 2% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	(2)%
Foreign currency translation	—%
Total % change in Net sales	(2)%

Organic Net sales decreased 2% compared with the prior year as the segment experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 3%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia was impacted by reduced end-market demand in China. Transport refrigeration results decreased (down 3%) compared to the prior year as lower end-market demand in North America more than offset improved results in Europe and Asia. In addition, the year-over-year decrease was partially offset by strong container end-markets.

For the three months ended March 31, 2024, Operating profit in our Refrigeration segment was $97 million, a 10% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	12%
Acquisitions and divestitures, net	(1)%
Restructuring	3%
Other	(24)%
Total % change in Operating profit	(10)%

The increase in operational profit of 12% was primarily driven by favorable productivity initiatives and price improvements compared with the prior year. In addition, volume growth in certain end-markets further benefited the segment. These amounts were partially offset by volume reductions in certain end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit. Amounts reported in Other represent a $24 million gain on the sale of a business within Transport refrigeration in the prior year.

Fire & Security Segment

For the three months ended March 31, 2024, Net sales in our Fire & Security segment were $887 million, a 2% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	7%
KFI deconsolidation	(5)%
Total % change in Net sales	2%

The organic increase in Net sales of 7% was primarily driven by volume growth and price improvements compared with the prior year. Increased sales in our Commercial and Residential fire business benefited from ongoing customer demand and price improvements in the Americas and Europe. Growth in our Global Industrial business was driven by strong end-market demand and pricing improvements.

For the three months ended March 31, 2024, Operating profit in our Fire & Security segment was $153 million, a 65% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	75%
Restructuring	6%
KFI deconsolidation	(14)%
Other	(2)%
Total % change in Operating profit	65%

The increase in operational profit of 75% was primarily driven by volume growth and price improvements compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits during the period. The segment also benefited from lower inventory-related reserves compared with the prior year as supply chain challenges improved. In addition, lower depreciation and amortization, which was ceased on held-for-sale assets in accordance with ASC 360, Property, Plant and Equipment, further benefited operational profit. These amounts were partially offset by lower volumes in certain end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit.

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

As of March 31, 2024, we had cash and cash equivalents of $1.3 billion, of which approximately 96% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2024 and December 31, 2023, the amount of such restricted cash was approximately $4 million and $2 million, respectively.

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

We believe that our available cash and operating cash flows will be sufficient to meet our future operating cash needs. Our committed credit facilities and access to the debt and equity markets provide additional sources of short-term and long-term capital to fund current operations, debt maturities and future investment opportunities. Although we believe that the arrangements currently in place permit us to finance our operations on acceptable terms and conditions, our access to and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of credit ratings, (2) the level of our existing indebtedness, (3) the restrictions under our debt agreements, (4) the liquidity of the overall capital markets and (5) the state of the economy. There can be no assurance that we will be able to obtain additional financing on terms favorable to us, if at all.

The following table contains several key measures of our financial condition and liquidity:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,313	$10,015
Total debt	$16,895	$14,293
Total equity	$11,906	$9,005

Net debt (total debt less cash and cash equivalents)	$15,582	$4,278
Total capitalization (total debt plus total equity)	$28,801	$23,298
Net capitalization (total debt plus total equity less cash and cash equivalents)	$27,488	$13,283
Total debt to total capitalization	59%	61%
Net debt to net capitalization	57%	32%

Acquisition of the VCS Business

On April 25, 2023, we announced that we entered into an Agreement to acquire the VCS Business. Under the terms of the Agreement, 20% of the purchase price was to be paid in Carrier common stock, issued directly to Viessmann and subject to certain lock-up provisions and 80% was to be paid in cash. Simultaneously, we entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion senior unsecured bridge term loan facility (the "Bridge Loan") to fund a portion of the Euro-denominated purchase price.

On May 19, 2023, we entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the "Revolver"). In addition, we entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). Upon entering into the Delayed Draw Facility, the aggregate principal amount of the Bridge Loan was reduced by €2.3 billion. In November 2023, we issued $3.0 billion principal amount of USD-denominated notes ("USD Notes") and €2.35 billion principal amount of Euro-denominated notes ("Euro Notes"). Upon issuance, the aggregate principal amount of the Bridge Loan was reduced by €5.4 billion. On January 2, 2024, we entered into a 60-day senior unsecured term loan agreement consisting of a Euro-denominated tranche in an aggregate amount of €113 million and a USD-denominated tranche in an aggregate amount of $349 million (the “60-day Loan”). Upon entering into the 60-day Loan, we reduced the final portion of the Bridge Loan by €500 million and subsequently terminated the agreement.

On January 2, 2024, we completed the acquisition of the VCS Business for $14.2 billion. The cash portion of the purchase price was funded through cash on hand, proceeds from the USD Notes and the Euro Notes and borrowings under the Delayed Draw Facility and the 60-day Loan. In addition, proceeds from the Revolver became available upon closing.

Borrowings and Lines of Credit

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of March 31, 2024, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2054. Interest payments related to long-term Notes are expected to approximate $708 million per year, reflecting an approximate weighted-average interest rate of 4.22%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

The following table presents our credit ratings and outlook as of March 31, 2024:

Rating Agency	Long-term Rating (1)	Short-term Rating	Outlook (2) (3)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investors Service Inc. ("Moody's")	Baa3	P3	Positive
Fitch Ratings ("Fitch")	BBB	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, and for Moody's on March 30, 2022. Fitch's long-term rating was updated in December 2023.
(2) S&P revised its outlook to positive from stable in December 2023.
(3) Moody's Investors Service revised its outlook to positive from stable on February 28, 2023.

Portfolio Transformation

On April 25, 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. On December 7, 2023, we entered into a stock purchase agreement to sell our Fire & Security Access Solutions business to Honeywell International Inc. for an enterprise value of approximately $4.95 billion. On December 12, 2023, we entered into a stock purchase agreement to sell CCR to Haier Group Corporation for an enterprise value of approximately $775 million. On March 5, 2024, we entered into a stock purchase agreement to sell Industrial Fire to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. These transactions are expected to close in 2024.

Share Repurchase Program

We may repurchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, our Board of Directors authorized the repurchase of up to $4.1 billion of our outstanding common stock. As of December 31, 2023, we repurchased 43.5 million shares of common stock for an aggregate purchase price of $2.0 billion, including shares repurchased under an accelerated share repurchase agreement. As a result, we had approximately $2.1 billion remaining under the current authorization at December 31, 2023. Upon announcement of the acquisition of the VCS Business, we temporarily paused our share repurchase program in order to advance our capital allocation strategy.

Dividends

We paid dividends on common stock during the three months ended March 31, 2024, totaling $159 million. In April 2024, the Board of Directors declared a dividend of $0.19 per share of common stock payable on May 22, 2024 to shareowners of record at the close of business on May 3, 2024.

Discussion of Cash Flows

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$40	$120
Investing activities	(11,081)	(100)
Financing activities	2,379	(213)
Effect of foreign exchange rate changes on cash and cash equivalents	(68)	20
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,730)	$(173)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by operating activities was primarily driven by an increase in working capital balances compared with the prior period. Higher accounts receivable balances due to increased sales and lower account payables impacted working capital. Prior year working capital balances increased due to higher safety stock and supply chain constraints.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2024, net cash used in investing activities was $11.1 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $209 million related to settlement of derivatives and $104 million of capital expenditures. During the three months ended March 31, 2023, net cash used in investing activities was $100 million. The primary driver of the outflow related to $70 million of capital expenditures. In addition, we settled working capital and other transaction-related items associated with the acquisition of Toshiba Carrier Corporation and invested in several businesses. These amounts totaled $52 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the three months ended March 31, 2024, net cash provided by financing activities was $2.4 billion. The primary driver of the inflow related to the proceeds of borrowings on the Bridge Loan and Delayed Draw Facility which were used to fund the cash portion of the acquisition of the VCS Business. This amount was partially offset by the outflow related to the payment of $159 million in dividends to our common shareowners. During the three months ended March 31, 2023, net cash used in financing activities was $213 million. The primary driver of the outflow related to the payment of $154 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2024. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2023 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2023 Form 10-K.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended March 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2024
January 1 - January 31	—	$—	—	$2,129
February 1 - February 29	—	$—	—	$2,129
March 1 - March 31	—	$—	—	$2,129
Total	—	$—	—

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

On January 2, 2024, the Company completed the acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) $11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, which were issued to Viessmann in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024)*+
10.2	Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024)*+
10.3	Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024)*+
10.4	Schedule of Terms for Performance Share Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024)*+
10.5	Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024)*+
10.6	Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024)*+
10.7	Schedule of Terms for Performance Share Unit Awards (supplemental) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (Supplemental Retention Award January 30, 2024)*+
10.8	Schedule of Terms for Stock Appreciation Right Awards (supplemental) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (Supplemental Retention Award January 30, 2024)*+
10.9	Schedule of Terms for Performance Share Unit Awards (modified annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024)*+
10.10	Form of Award Agreement granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*+
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20220331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20220331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20220331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20220331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20220331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20220331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	April 25, 2024	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 25, 2024	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)