Form 10-Q
period 2024-06-30
CARRIER GLOBAL Corp
filed 2024-07-25
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2024, there were 902,751,929 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales
Product sales	$6,004	$5,355	$11,546	$10,041
Service sales	685	637	1,325	1,224
Total Net sales	6,689	5,992	12,871	11,265
Costs and expenses
Cost of products sold	(4,296)	(3,769)	(8,294)	(7,227)
Cost of services sold	(515)	(468)	(994)	(905)
Research and development	(187)	(151)	(411)	(290)
Selling, general and administrative	(975)	(784)	(1,960)	(1,505)
Total Costs and expenses	(5,973)	(5,172)	(11,659)	(9,927)
Equity method investment net earnings	90	52	121	96
Other income (expense), net	2,885	(383)	2,858	(390)
Operating profit	3,691	489	4,191	1,044
Non-service pension (expense) benefit	(1)	—	(1)	—
Interest (expense) income, net	(166)	(67)	(331)	(113)
Income from operations before income taxes	3,524	422	3,859	931
Income tax (expense) benefit	(1,155)	(189)	(1,201)	(311)
Net income from operations	2,369	233	2,658	620
Less: Non-controlling interest in subsidiaries' earnings from operations	32	34	52	48
Net income attributable to common shareowners	$2,337	$199	$2,606	$572

Earnings per share
Basic	$2.59	$0.24	$2.90	$0.68
Diluted	$2.55	$0.23	$2.85	$0.67

Weighted-average number of shares outstanding
Basic	902.4	836.0	900.2	835.5
Diluted	915.3	850.9	913.6	851.5
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income from operations	$2,369	$233	$2,658	$620
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(188)	(63)	(576)	(9)
Pension and post-retirement benefit plan adjustments	1	—	1	—
Amortization of unrealized cash flow hedging gain (loss)	(1)	—	(2)	—
Divestitures	373	—	373	—
Other comprehensive income (loss), net of tax	185	(63)	(204)	(9)
Comprehensive income (loss)	2,554	170	2,454	611
Less: Comprehensive income (loss) attributable to non-controlling interest	31	26	48	42
Comprehensive income (loss) attributable to common shareowners	$2,523	$144	$2,406	$569
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,919	$10,015
Accounts receivable, net	3,187	2,481
Contract assets	333	306
Inventories, net	3,045	2,217
Assets held for sale	1,601	3,314
Other current assets	488	447
Total current assets	11,573	18,780
Future income tax benefits	939	739
Fixed assets, net	3,117	2,293
Operating lease right-of-use assets	635	491
Intangible assets, net	7,048	1,028
Goodwill	15,245	7,989
Pension and post-retirement assets	81	32
Equity method investments	1,221	1,140
Other assets	565	330
Total Assets	$40,424	$32,822

Liabilities and Equity
Accounts payable	$3,181	$2,742
Accrued liabilities	4,262	2,811
Contract liabilities	493	425
Liabilities held for sale	687	862
Current portion of long-term debt	2,052	51
Total current liabilities	10,675	6,891
Long-term debt	11,270	14,242
Future pension and post-retirement obligations	247	155
Future income tax obligations	2,184	535
Operating lease liabilities	501	391
Other long-term liabilities	1,468	1,603
Total Liabilities	26,345	23,817
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(1,972)	(1,972)
Additional paid-in capital	8,563	5,535
Retained earnings	8,854	6,591
Accumulated other comprehensive loss	(1,686)	(1,486)
Non-controlling interest	311	328
Total Equity	14,079	9,005
Total Liabilities and Equity	$40,424	$32,822
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net income	—	—	—	—	269	20	289
Other comprehensive income (loss), net of tax	(386)	—	—	—	—	(3)	(389)
Shares issued under incentive plans, net	—	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	—	23	—	—	23
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Balance as of March 31, 2024	$(1,872)	$9	$(1,972)	$8,536	$6,860	$345	$11,906
Net income	—	—	—	—	2,337	32	2,369
Other comprehensive income (loss), net of tax	186	—	—	—	—	(1)	185
Dividends declared on common stock (1)	—	—	—	—	(343)	—	(343)
Shares issued under incentive plans, net	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	25	—	—	25
Dividends attributable to non-controlling interest	—	—	—	—	—	(65)	(65)
Balance as of June 30, 2024	$(1,686)	$9	$(1,972)	$8,563	$8,854	$311	$14,079

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net income	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468
Net income	—	—	—	—	199	34	233
Other comprehensive income (loss), net of tax	(55)	—	—	—	—	(8)	(63)
Dividends declared on common stock (2)	—	—	—	—	(309)	—	(309)
Shares issued under incentive plans, net	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	—	18	—	—	18
Dividends attributable to non-controlling interest	—	—	—	—	—	(41)	(41)
Balance as of June 30, 2023	$(1,691)	$9	$(1,972)	$5,494	$6,129	$319	$8,288

(1) Cash dividends declared were $0.38 per share for the three months ended June 30, 2024
(2) Cash dividends declared were $0.37 per share for the three months ended June 30, 2023

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Operating Activities
Net income from operations	$2,658	$620
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	625	273
Deferred income tax provision	(338)	(110)
Stock-based compensation costs	48	40
Equity method investment net earnings	(121)	(96)
(Gain) loss on sale of investments / deconsolidation	(2,881)	276
Changes in operating assets and liabilities
Accounts receivable, net	(286)	(406)
Contract assets	(62)	(40)
Inventories, net	(2)	(59)
Other current assets	(52)	(105)
Accounts payable and accrued liabilities	1,118	120
Contract liabilities	(19)	37
Distributions from equity method investments	12	10
Other operating activities, net	—	(56)
Net cash flows provided by (used in) operating activities	700	504

Investing Activities
Capital expenditures	(215)	(144)
Investment in businesses, net of cash acquired	(10,779)	(56)
Dispositions of businesses	4,877	36
Settlement of derivative contracts, net	(185)	(14)
Kidde-Fenwal, Inc. deconsolidation	—	(134)
Other investing activities, net	29	16
Net cash flows provided by (used in) investing activities	(6,273)	(296)

Financing Activities
Increase (decrease) in short-term borrowings, net	—	(19)
Issuance of long-term debt	2,555	6
Repayment of long-term debt	(3,542)	(12)
Repurchases of common stock	—	(62)
Dividends paid on common stock	(330)	(309)
Dividends paid to non-controlling interest	(67)	(41)
Other financing activities, net	(22)	(69)
Net cash flows provided by (used in) financing activities	(1,406)	(506)
Effect of foreign exchange rate changes on cash and cash equivalents	(82)	(13)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(7,061)	(311)
Less: Change in cash balances classified as assets held for sale	34	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,095)	(311)
Cash, cash equivalents and restricted cash, beginning of period	10,017	3,527
Cash, cash equivalents and restricted cash, end of period	2,922	3,216
Less: restricted cash	3	7
Cash and cash equivalents, end of period	$2,919	$3,209
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic, Carrier Transicold, Kidde and Edwards that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration, fire and building automation technologies to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Portfolio Transformation

On December 7, 2023, the Company entered into a stock purchase agreement to sell its Access Solutions business ("Access Solutions") to Honeywell International Inc. As a result, the assets and liabilities of Access Solutions are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of Access Solutions was completed on June 2, 2024. See Note 16 - Divestitures for additional information.

On December 12, 2023, the Company entered into a stock purchase agreement to sell its Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. In addition, the net assets of the Company’s Industrial Fire business ("Industrial Fire") met the criteria to be classified as held for sale during the fourth quarter of 2023. As a result, the assets and liabilities of each business are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. On March 5, 2024, the Company entered into a stock purchase agreement to sell Industrial Fire to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. The sale of Industrial Fire was completed on July 1, 2024. See Note 16 - Divestitures for additional information.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of the Company, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in the Company's Fire & Security segment, indicated that it intended to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Unaudited Condensed Consolidated Financial Statements. See Note 19 - Commitments and Contingent Liabilities for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. Following the Separation and Distribution, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of June 30, 2024, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

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

On March 6, 2024, the SEC adopted new rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The rules amend the provisions of both Regulation S-K and Regulation S-X to require disclosure of climate-related risks, transition plans, targets and goals, risk management and governance as well as require disclosure of the financial effects of severe weather events and other natural conditions as well as the use of carbon offsets or renewable energy credits. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, subject to legal challenges and the SEC's voluntary stay of the disclosure requirements. The Company will continue to assess the impact of these new rules on its financial statements while the stay is in place.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$981	$695
Work-in-process	285	259
Finished goods	1,779	1,263
Inventories, net	$3,045	$2,217

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $245 million and $223 million as of June 30, 2024 and December 31, 2023, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Fire & Security	Total
Balance as of December 31, 2023	$6,407	$1,124	$458	$7,989
Acquisitions (1)	7,572	—	—	7,572
Divestitures (2)	—	—	31	31
Reclassified to held for sale (2)	—	3	(13)	(10)
Foreign currency translation	(364)	(26)	53	(337)
Balance as of June 30, 2024	$13,615	$1,101	$529	$15,245
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

Identifiable intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortized:
Customer relationships	$5,868	$(852)	$5,016	$1,222	$(610)	$612
Patents and trademarks	973	(186)	787	332	(163)	169
Service portfolios and other	1,802	(621)	1,181	686	(503)	183
	8,643	(1,659)	6,984	2,240	(1,276)	964
Unamortized:
Trademarks and other	64	—	64	64	—	64
Intangible assets, net	$8,707	$(1,659)	$7,048	$2,304	$(1,276)	$1,028

Amortization of intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Amortization expense of Intangible assets	$218	$61	$430	$125

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
2.242% Notes due 2025 (1)	$1,200	$1,200
4.375% Notes due 2025 (2)	801	830
5.800% Notes due 2025	—	1,000
2.493% Notes due 2027	900	900
4.125% Notes due 2028	801	830
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	908	941
5.900% Notes due 2034	1,000	1,000
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	2,000	2,000
6.200% Notes due 2054	1,000	1,000
Total long-term notes	12,860	13,951
Japanese Term Loan Facility	337	379
Other debt (including project financing obligations and finance leases)	220	74
Discounts and debt issuance costs	(95)	(111)
Total debt	13,322	14,293
Less: current portion of long-term debt	2,052	51
Long-term debt, net of current portion	$11,270	$14,242
(1) 2.242% Notes due February 15, 2025; reclassified to Current portion of long-term debt.
(2) 4.375% Notes due May 29, 2025; reclassified to Current portion of long-term debt.

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

Debt Issuance

In November 2023, the Company issued $3.0 billion principal amount of USD-denominated notes in three tranches. The tranches consisted of $1.0 billion aggregate principal amount of 5.80% notes due 2025, $1.0 billion aggregate principal amount of 5.90% notes due 2034 and $1.0 billion aggregate principal amount of 6.20% notes due 2054 (collectively, the “USD Notes”). In addition, the Company issued €2.35 billion principal amount of Euro-denominated notes in three tranches. The tranches consisted of €750 million aggregate principal amount of 4.375% notes due 2025, €750 million aggregate principal amount of 4.125% notes due 2028 and €850 million aggregate principal amount of 4.50% notes due 2032 (collectively, the “Euro Notes”). The Company capitalized $51 million of deferred financing costs which are being amortized over the term of their related notes. The notes are subject to certain customary covenants and the Company has the option to redeem the notes in whole or in part at any time prior to their stated maturity date at the redemption price set forth in the indenture agreements. In June 2024, the Company redeemed the $1.0 billion aggregate principal amount of 5.80% notes due in 2025 and incurred a $8 million make-whole premium upon prepayment and wrote off $4 million of related unamortized debt financing costs.

Bridge Loan

On April 25, 2023, the Company entered into commitment letters with JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. to provide a €8.2 billion aggregate principal, senior unsecured bridge term loan facility (the “Bridge Loan”). Euro-denominated borrowings bore interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bore interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The Company capitalized $48 million of deferred financing costs associated with the Bridge Loan which were amortized over the commitment period. Upon entering into a senior unsecured delayed draw term loan facility and issuing the USD Notes and the Euro Notes, the Company reduced the Bridge Loan by €7.7 billion and accelerated the amortization on $25 million of deferred financing costs in Interest expense during 2023. On January 2, 2024, the Company entered into a 60-day senior unsecured term loan agreement consisting of a Euro-denominated tranche in an aggregate amount of €113 million and a USD-denominated tranche in an aggregate amount of $349 million (the “60-day Loan”). Upon entering into the 60-day Loan, the Company reduced the final portion of the Bridge Loan by €500 million and subsequently terminated the agreement. Borrowings under the 60-day Loan were repaid in March 2024.

Delayed Draw Facility

On May 19, 2023, the Company entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). The facility consists of an 18-month, Euro-denominated tranche in an aggregate amount of €1.15 billion and a 3-year, Euro-denominated tranche in an aggregate amount of €1.15 billion. Euro-denominated borrowings bear interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The Company capitalized $4 million of deferred financing costs which will be amortized over the respective term of the tranches. On January 2, 2024, the Company borrowed the full amount available under the Delayed Draw Facility in U.S. Dollars. Borrowings under the Delayed Draw Facility were repaid in June 2024 and the facility was subsequently terminated.

364-Day Revolver

On May 17, 2024, the Company entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the “364-day Revolver”). Borrowings are available in U.S. Dollars and Euros. USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin, Euro-denominated borrowings bear interest at the Adjusted EURIBOR Rate plus a ratings-based margin. Upon entering into the 364-day Revolver, the Company terminated its existing $500 million senior unsecured revolving credit agreement that was set to mature in May 2024. As of June 30, 2024, there were no borrowings outstanding under the 364-day Revolver.

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

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over its term. As of June 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2024, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $20 million and $6 million of debt during the six months ended June 30, 2024 and 2023, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2024 and 2023 were $6 million and $12 million, respectively.

Debt Covenants

The Revolving Credit Facility, 364-day Revolver, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2024, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

During 2023, the Company entered into window forward contracts with Bank of America N.A. and JPMorgan Chase Bank N.A. to mitigate the foreign currency risk of the expected cash outflows associated with the Euro-denominated purchase price of the VCS Business. The instruments had an aggregate notional amount of €7 billion and were measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates with changes in fair value reported in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations. During 2023, the Company recognized a $96 million loss on the mark-to-market valuation of its window forward contracts. The Company settled the window forward contracts on January 2, 2024, upon the acquisition of the VCS Business and recognized an additional $86 million loss.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2024
Derivative assets (1)(3)	$62	$—	$62	$—
Derivative liabilities (2)(3)	$(12)	$—	$(12)	$—

December 31, 2023
Derivative assets (1) (3)	$32	$—	$32	$—
Derivative liabilities (2) (3)	$(126)	$—	$(126)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
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

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$12,860	$11,725	$13,951	$13,194
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

Contributions to the plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Defined benefit plans	$12	$5	$18	$11
Defined contribution plans	$35	$29	$74	$66
Multi-employer pension plans	$4	$4	$8	$8

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Service cost	$3	$4	$7	$8
Interest cost	7	8	14	16
Expected return on plan assets	(7)	(8)	(14)	(16)
Amortization of prior service credit	—	1	—	1
Recognized actuarial net (gain) loss	—	(1)	—	(1)
Net settlement, curtailment and special termination benefit (gain) loss	1	—	1	—
Net periodic pension expense (benefit)	$4	$4	$8	$8

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Equity compensation costs - equity settled	$26	$18	$48	$40
Equity compensation costs - cash settled (1)	1	1	1	2
Total stock-based compensation expense	$27	$19	$49	$42
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

The changes in the carrying amount of warranty related provisions are as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Balance as of January 1,	$570	$552
Warranties, performance guarantees issued and changes in estimated liability	165	117
Settlements made	(143)	(92)
Other	(8)	(2)
Acquisitions (1)	202	—
Balance as of June 30,	$786	$575
(1) See Note 15 - Acquisitions for additional information.
NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2024 and December 31, 2023, 946,155,120 and 883,068,393 shares of common stock were issued, respectively, which includes 43,490,981 shares of treasury stock, for both periods respectively.

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

As of December 31, 2023, the Company repurchased 43.5 million shares of common stock for an aggregate purchase price of $2.0 billion, including shares repurchased under an accelerated share repurchase agreement. As a result, the Company had approximately $2.1 billion remaining under the current authorization at December 31, 2023. Upon announcement of the proposed acquisition of the VCS Business, the Company temporarily paused its share repurchase program in order to advance its capital allocation strategy. As a result, there was no share repurchase activity during the six months ended June 30, 2024.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)
Other comprehensive income (loss) before reclassifications, net	(385)	—	—	(385)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2024	$(1,829)	$(100)	$57	$(1,872)
Other comprehensive income (loss) before reclassifications, net	(187)	—	—	(187)
Amounts reclassified, pre-tax	—	1	(1)	—
Divestitures, net	373	—	—	373
Balance as of June 30, 2024	$(1,643)	$(99)	$56	$(1,686)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	—	52
Balance as of March 31, 2023	$(1,552)	$(84)	$—	$(1,636)
Other comprehensive income (loss) before reclassifications, net	(55)	—	—	(55)
Balance as of June 30, 2023	$(1,607)	$(84)	$—	$(1,691)

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

Sales disaggregated by product and service are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Sales Type
Product	$4,468	$3,754	$8,541	$6,955
Service	502	462	970	883
HVAC sales	4,970	4,216	9,511	7,838

Product	851	858	1,623	1,645
Service	122	114	234	225
Refrigeration sales	973	972	1,857	1,870

Product	809	869	1,634	1,682
Service	62	63	124	119
Fire & Security sales	871	932	1,758	1,801

Total segment sales	6,814	6,120	13,126	11,509
Eliminations and other	(125)	(128)	(255)	(244)
Net sales	$6,689	$5,992	$12,871	$11,265

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Contract assets	$333	$306
Contract assets, non-current (included within Other assets)	40	26
Total contract assets	373	332

Contract liabilities	(493)	(425)
Contract liabilities, non-current (included within Other long-term liabilities)	(161)	(160)
Total contract liabilities	(654)	(585)
Net contract assets (liabilities)	$(281)	$(253)

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

The Company recognized revenue of $348 million during the six months ended June 30, 2024 that related to contract liabilities as of January 1, 2024. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
HVAC	$25	$3	$32	$2
Refrigeration	1	7	1	10
Fire & Security	3	(1)	10	12
Total Segment	29	9	43	24
General corporate expenses	3	—	4	2
Total restructuring costs (1)	$32	$9	$47	$26

Cost of sales	$13	$3	$25	$9
Selling, general and administrative	19	6	22	17
Total restructuring costs (1)	$32	$9	$47	$26
(1) 2024 restructuring costs include period related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Six Months Ended June 30,
(In millions)	2024	2023
Balance as of January 1,	$55	$24
Net pre-tax restructuring costs	41	26
Acquisitions (1)	8	—
Utilization, foreign exchange and other	(47)	(19)
Balance as of June 30,	$57	$31
(1) See Note 15 - Acquisitions for additional information.

As of June 30, 2024, the Company had $57 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments, along with reserves associated with the Company's planned portfolio transformation. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 32.8% for the three months ended June 30, 2024 compared with 44.8% for the three months ended June 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business recognized during the three months ended June 30, 2023. These amounts were partially offset by the $1.1 billion tax on the $2.9 billion gain on the sale of Access Solutions and a held-for-sale tax benefit of $43 million related to adjustments to basis differences in certain companies recognized during the three months ended June 30, 2024.

The effective tax rate was 31.1% for the six months ended June 30, 2024, compared with 33.4% for the six months ended June 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing recognized during the six months ended June 30, 2023. This amount was partially offset by the $1.1 billion tax on the $2.9 billion gain on the sale of Access Solutions and a held-for-sale tax benefit of $62 million related to adjustments to basis differences in certain companies recognized during the six months ended June 30, 2024. In addition, the Company recognized a tax benefit of $21 million associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS"), a net tax benefit of $16 million related to the re-organization and disentanglement of certain Fire & Security industrial businesses in advance of the planned divestitures, and a tax charge of $15 million related to a reduction of utilizable foreign tax credits during the six months ended June 30, 2024.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $20 million to $40 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income attributable to common shareowners	$2,337	$199	$2,606	$572

Basic weighted-average number of shares outstanding	902.4	836.0	900.2	835.5
Stock awards and equity units (share equivalent)	12.9	14.9	13.4	16.0
Diluted weighted-average number of shares outstanding	915.3	850.9	913.6	851.5

Antidilutive shares excluded from computation of diluted earnings per share	4.1	5.9	4.1	5.6

Earnings Per Share
Basic	$2.59	$0.24	$2.90	$0.68
Diluted	$2.55	$0.23	$2.85	$0.67

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

The components of the purchase price are as follows:

(In millions)	January 2, 2024
Cash	$11,156
Common shares (58,608,959 shares at $51.20 per share)	3,001
Total consideration	$14,157

The preliminary allocation of the purchase price is as follows:

(In millions)	Preliminary January 2, 2024	Measurement Period Adjustments	As Adjusted January 2, 2024
Cash and cash equivalents	$394	(1)	$393
Accounts receivable	408	5	413
Inventories	948	—	948
Other current assets	17	—	17
Fixed assets	913	11	924
Intangible assets	6,640	—	6,640
Other assets	284	2	286
Accounts payable	(288)	(2)	(290)
Other liabilities, current	(626)	(4)	(630)
Future income tax obligations	(1,825)	5	(1,820)
Other liabilities	(284)	(12)	(296)
Total identifiable net assets	6,581	4	6,585
Goodwill	7,576	(4)	7,572
Total consideration	$14,157	$—	$14,157

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

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBITDA margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of June 30, 2024, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed except for certain amounts associated with tax-related assets.

During the three and six months ended June 30, 2024, the Company incurred $7 million and $37 million of acquisition-related costs, respectively. During 2023, $80 million of acquisition-related costs were incurred, of which $8 million and $20 million was recognized during the three and six months ended June 30, 2023, respectively. These acquisition costs are reflected within Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

The assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment.

The following table summarizes the results of the VCS Business since the date of acquisition:

(In millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net sales	$743	$1,618
Net income (loss)	(109)	(233)

The financial results of the VCS Business includes amortization of the step-up to fair value of inventory and backlog as well as intangible amortization totaling $247 million and $497 million for the three and six months ended June 30, 2024, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of the VCS Business as if the business combination had occurred on January 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net sales	$6,689	$7,227	$12,871	$13,505
Net income (loss)	2,421	250	2,764	329

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

NOTE 16: DIVESTITURES

Access Solutions

On June 2, 2024, the Company completed the sale of Access Solutions for cash proceeds of $5.0 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. The Company recognized a gain on the sale of $2.9 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of Access Solutions.

The following table summarizes the assets and liabilities of Access Solutions divested as of the date of sale:

(In millions)	June 2, 2024
Cash and cash equivalents	$82
Accounts receivable, net	90
Inventories, net	43
Contract assets	3
Other current assets	3
Fixed assets, net	18
Intangible assets, net	53
Goodwill	1,467
Operating lease right-of-use assets	16
Other assets	8
Total assets held for sale	$1,783

Accounts payable	$54
Accrued liabilities	20
Contract liabilities	60
Operating lease liabilities	17
Other long-term liabilities	10
Total liabilities held for sale	$161

Commercial Refrigeration and Industrial Fire

On December 12, 2023, the Company entered into a stock purchase agreement to sell the CCR business to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of CCR are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The transaction is expected to close in 2024 and is subject to customary closing conditions.

The net assets of Industrial Fire met the criteria to be classified as held for sale during the fourth quarter of 2023. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. As a result, the assets and liabilities of Industrial Fire are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. On March 5, 2024, the Company entered into a stock purchase agreement to sell its Industrial Fire business to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. The sale of Industrial Fire was completed on July 1, 2024.

The following table summarizes assets and liabilities classified as held for sale:

	June 30, 2024
(In millions)	Commercial Refrigeration	Industrial Fire	Total
Cash and cash equivalents	$151	$40	$191
Accounts receivable, net	207	93	300
Inventories, net	98	72	170
Contract assets	117	51	168
Other current assets	17	5	22
Fixed assets, net	79	24	103
Intangible assets, net	—	2	2
Goodwill	69	452	521
Operating lease right-of-use assets	48	26	74
Other assets	48	2	50
Total assets held for sale	$834	$767	$1,601

Accounts payable	$122	$43	$165
Accrued liabilities	149	55	204
Contract liabilities	24	19	43
Long-term debt, including current portion	7	—	7
Future pension and post-retirement obligations	196	—	196
Future income tax obligations	7	3	10
Operating lease liabilities	36	20	56
Other long-term liabilities	3	3	6
Total liabilities held for sale	$544	$143	$687

	December 31, 2023
(In millions)	Commercial Refrigeration	Access Solutions	Industrial Fire	Total
Cash and cash equivalents	$131	$6	$20	$157
Accounts receivable, net	274	104	101	479
Inventories, net	84	31	65	180
Contract assets	98	2	42	142
Other current assets	15	3	4	22
Fixed assets, net	78	13	22	113
Intangible assets, net	—	53	2	55
Goodwill	72	1,498	439	2,009
Operating lease right-of-use assets	49	13	28	90
Other assets	44	10	13	67
Total assets held for sale	$845	$1,733	$736	$3,314

Accounts payable	$129	$20	$39	$188
Accrued liabilities	181	21	55	257
Contract liabilities	23	53	22	98
Long-term debt, including current portion	8	—	—	8
Future pension and post-retirement obligations	203	—	1	204
Future income tax obligations	4	2	3	9
Operating lease liabilities	40	11	23	74
Other long-term liabilities	3	12	9	24
Total liabilities held for sale	$591	$119	$152	$862

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

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2024	2023	2024	2023
HVAC	$4,970	$4,216	$687	$742
Refrigeration	973	972	113	112
Fire & Security	871	932	3,001	(157)
Total segment	6,814	6,120	3,801	697
Eliminations and other	(125)	(128)	(23)	(146)
General corporate expenses	—	—	(87)	(62)
Total Consolidated	$6,689	$5,992	$3,691	$489

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
HVAC	$9,511	$7,838	$1,116	$1,177
Refrigeration	1,857	1,870	210	220
Fire & Security	1,758	1,801	3,154	(64)
Total segment	13,126	11,509	4,480	1,333
Eliminations and other	(255)	(244)	(98)	(184)
General corporate expenses	—	—	(191)	(105)
Total Consolidated	$12,871	$11,265	$4,191	$1,044

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
United States	$3,477	$3,389	$6,444	$6,249
International:
Europe	1,889	1,205	3,860	2,401
Asia Pacific	1,104	1,194	2,144	2,227
Other	219	204	423	388
Net sales	$6,689	$5,992	$12,871	$11,265

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Sales to equity method investees included in Product sales	$832	$887	$1,555	$1,641
Purchases from equity method investees included in Cost of products sold	$59	$59	$114	$102

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2024	December 31, 2023
Receivables from equity method investees included in Accounts receivable, net	$276	$231
Payables to equity method investees included in Accounts payable	$51	$44

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2024	December 31, 2023
Environmental reserves included in Accrued liabilities	$16	$21
Environmental reserves included in Other long-term liabilities	200	203
Total Environmental reserves	$216	$224

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	June 30, 2024	December 31, 2023
Asbestos liabilities included in Accrued liabilities	$16	$15
Asbestos liabilities included in Other long-term liabilities	201	206
Total Asbestos liabilities	$217	$221

Asbestos-related recoveries included in Other current assets	$5	$5
Asbestos-related recoveries included in Other assets	86	88
Total Asbestos-related recoveries	$91	$93

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

Aqueous Film Forming Foam Litigation

As of June 30, 2024, the Company, KFI and others have been named as defendants in more than 8,500 lawsuits filed by individuals in or removed to the federal courts of the United States alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and/or property damage. The Company, KFI and others have also been named as defendants in more than 800 lawsuits filed by several U.S. states, municipalities and water utilities in or removed to U.S. federal courts alleging that the historic use of AFFF caused contamination of property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). The individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. The U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code after the Company determined that it would not provide financial support to KFI going forward, other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI is automatically stayed. KFI filed an adversary complaint and motion in the Chapter 11 case seeking an order staying or enjoining all AFFF-related litigation against the Company, its other subsidiaries and RTX. That motion was resolved through an agreement that effectively stays the AFFF litigation against these parties. KFI has also indicated to the bankruptcy court that it intends to pursue insurance coverage for AFFF-related liabilities and contractual indemnification for AFFF-related liabilities from the third party to which KFI sold National Foam. On November 21, 2023, the bankruptcy court ordered certain parties, including the Company, to participate in a mediation with respect to claims that might be asserted by and against it in the bankruptcy proceedings. The parties have engaged in several mediation sessions and anticipate further sessions in the future. The terms and scope of any potential settlement may be affected by, among other factors, the United States Supreme Court's decision in Harrington v. Purdue Pharma, L.P., which held that nonconsensual releases of litigation claims against non-debtors are unavailable.

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

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Unaudited Condensed Consolidated Statement of Operations. Since the petition date, there were no material transactions between the Company and KFI other than a $15 million payment by the Company to KFI under the terms of a tax sharing arrangement.

On March 15, 2024, the Company and Pacific Avenue Capital Partners entered into certain agreements including a stock and asset purchase agreement whereby Pacific Avenue Capital Partners shall acquire certain assets and operating liabilities of KFI, subject to approval by the bankruptcy court. On April 1, 2024, the bankruptcy court subsequently approved the sale, which was completed on July 1, 2024 for $140 million, subject to working capital and other adjustments as provided in the sale agreement. However, there has been no determination with respect to the allocation of sale proceeds.

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. During the six months ended June 30, 2024, the Company recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS. Liabilities under the TMA of $118 million and $108 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of June 30, 2024, respectively. This obligation is expected to be settled in annual installments with the next installment of $118 million due in April 2025 and the final installment due in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic, Carrier Transicold, Kidde and Edwards that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, fire and building automation technologies to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into three segments: HVAC, Refrigeration and Fire & Security.

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

Portfolio Transformation

On June 2, 2024, we completed the sale of our Access Solutions business ("Access Solutions") to Honeywell International Inc. ("Honeywell") for cash proceeds of $5.0 billion. Access Solutions, historically reported in our Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. We recognized a gain on the sale of $2.9 billion, which is included in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement.

On December 12, 2023, we entered into a stock purchase agreement to sell our Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in our Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. The transaction is expected to close in 2024.

On March 5, 2024, we entered into a stock purchase agreement to sell our Industrial Fire business ("Industrial Fire") to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. Industrial Fire, historically reported in our Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. The sale of Industrial Fire was completed on July 1, 2024.

The following table summarizes Net sales for each of our businesses included in our portfolio transformation:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In millions)	2024	2023	2024	2023	2023
Access Solutions	$112	$181	$282	$356	$716
Industrial Fire	143	134	287	251	520
Commercial and Residential Fire	495	471	937	886	1,827
Commercial Refrigeration	254	269	495	513	1,074

The announced plan to exit our Fire & Security segment represents a single disposal plan to separately divest multiple businesses. As such, at the time that the remaining significant business in the segment, Commercial and Residential Fire, qualifies as held for sale, the Fire & Security segment in aggregate will likely be presented in discontinued operations. We expect this to occur in 2024.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of ours, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in our Fire & Security segment, indicated that it intended to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from our Unaudited Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Due to the sale of Access Solutions, we no longer consolidate the results of Access Solutions in our financial statements as of June 2, 2024. Therefore, this Management's Discussion and Analysis of Financial Condition and Results of Operations only includes the financial results of Access Solutions in periods prior to the date of the sale. As a result, prior periods may not be comparable to the current period.

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

The following represents our consolidated net sales and operating results:

	Three Months Ended June 30,
(In millions)	2024	2023	Period Change	% Change
Net sales	$6,689	$5,992	$697	12%
Cost of products and services sold	(4,811)	(4,237)	(574)	14%
Gross margin	1,878	1,755	123	7%
Operating expenses	1,813	(1,266)	3,079	(243)%
Operating profit	3,691	489	3,202	655%
Non-operating income (expense), net	(167)	(67)	(100)	149%
Income from operations before income taxes	3,524	422	3,102	735%
Income tax expense	(1,155)	(189)	(966)	511%
Net income from operations	2,369	233	2,136	917%
Less: Non-controlling interest in subsidiaries' earnings from operations	32	34	(2)	(6)%
Net income attributable to common shareowners	$2,337	$199	$2,138	1,074%

Net Sales

For the three months ended June 30, 2024, Net sales were $6.7 billion, a 12% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Three Months Ended June 30, 2024
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	11%
Total % change	12%

Organic sales for the three months ended June 30, 2024, increased by 2% compared with the same period of 2023. The organic increase was primarily driven by our HVAC segment due to improved end-markets in the Americas and EMEA, which more than offset reduced end-market demand in Asia. In addition, our Fire & Security segment benefited from volume growth and price improvements in both the Commercial and Residential fire and Industrial fire businesses. Results in our Refrigeration segment were mixed as growth in Transport refrigeration was partially offset by challenges in Commercial refrigeration end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended June 30, 2024, gross margin was $1.9 billion, a 7% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended June 30,
(In millions)	2024	2023
Net sales	$6,689	$5,992
Cost of products and services sold	(4,811)	(4,237)
Gross margin	$1,878	$1,755
Percentage of net sales	28.1%	29.3%

Gross margin increased by $123 million compared with the three months ended June 30, 2023. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Operating results associated with the VCS Business since the date of acquisition further benefited gross margin during the period. However, the results of the VCS Business included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 300 basis point unfavorable impact on gross margin as a percentage of Net sales. As a result, gross margin as a percentage of Net sales decreased by 120 basis points compared with the same period of 2023.

Operating Expenses
For the three months ended June 30, 2024, operating expenses, including Equity method investment net earnings, were a benefit of $1.8 billion, a 243% decrease compared with the same period of 2023. The components were as follows:

	Three Months Ended June 30,
(In millions)	2024	2023
Selling, general and administrative	$(975)	$(784)
Research and development	(187)	(151)
Equity method investment net earnings	90	52
Other income (expense), net	2,885	(383)
Total operating expenses	$1,813	$(1,266)
Percentage of net sales	(27.1)%	21.1%

For the three months ended June 30, 2024, Selling, general and administrative expenses were $975 million, a 24% increase compared with the same period of 2023. The increase is primarily due to incremental expenses associated with the VCS Business since the date of acquisition. In addition, the current period also included $92 million of acquisition and divestiture-related costs compared with $14 million during the three months ended June 30, 2023.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2024, Equity method investment net earnings were $90 million, a 73% increase compared with the same period of 2023. The increase was primarily driven by higher earnings in HVAC joint ventures across all regions.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended June 30, 2024, we completed the sale of Access Solutions and recognized a gain on the sale of $2.9 billion.

During the three months ended June 30, 2023, we recognized a loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing. In addition, we recognized a $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

Non-Operating Income (Expense), net

For the three months ended June 30, 2024, Non-operating income (expense), net was $167 million, a 149% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended June 30,
(In millions)	2024	2023
Non-service pension (expense) benefit	$(1)	$—

Interest expense	$(185)	$(94)
Interest income	19	27
Interest (expense) income, net	$(166)	$(67)

Non-operating income (expense), net	$(167)	$(67)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended June 30, 2024, Interest expense was $185 million, a 97% increase compared with the same period of 2023. In connection with the acquisition of the VCS Business, we entered into several financing arrangements to fund the cash portion of the Euro-denominated purchase price. In addition, we incurred a make-whole premium of $8 million and wrote off $4 million of unamortized deferred financing costs associated with the redemption of our $1.0 billion aggregate principal amount of 5.80% notes due in 2025. During the three months ended June 30, 2023, we amortized $21 million of deferred financing cost in Interest expense, of which $19 million related to our senior unsecured bridge term loan facility (the "Bridge Loan").

Income Taxes

	Three Months Ended June 30,
	2024	2023
Effective tax rate	32.8%	44.8%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 32.8% for the three months ended June 30, 2024, compared with 44.8% for the three months ended June 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing and the $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business recognized during the three months ended June 30, 2023. These amounts were partially offset by the $1.1 billion tax on the $2.9 billion gain on the sale of Access Solutions and a held-for-sale tax benefit of $43 million related to adjustments to basis differences in certain companies recognized during the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

The following represents our consolidated net sales and operating results:

	Six Months Ended June 30,
(In millions)	2024	2023	Period Change	% Change
Net sales	$12,871	$11,265	$1,606	14%
Cost of products and services sold	(9,288)	(8,132)	(1,156)	14%
Gross margin	3,583	3,133	450	14%
Operating expenses	608	(2,089)	2,697	(129)%
Operating profit	4,191	1,044	3,147	301%
Non-operating income (expense), net	(332)	(113)	(219)	194%
Income from operations before income taxes	3,859	931	2,928	315%
Income tax expense	(1,201)	(311)	(890)	286%
Net income from operations	2,658	620	2,038	329%
Less: Non-controlling interest in subsidiaries' earnings from operations	52	48	4	8%
Net income attributable to common shareowners	$2,606	$572	$2,034	356%

Net Sales

For the six months ended June 30, 2024, Net sales were $12.9 billion, a 14% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Six Months Ended June 30, 2024
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	13%
Total % change	14%

Organic sales for the six months ended June 30, 2024 increased by 2% compared with the same period of 2023. The organic increase was primarily driven by our HVAC segment due to improved end-markets in the Americas, which more than offset reduced end-markets in EMEA and Asia. In addition, our Fire & Security segment benefited from volume growth and price improvements in both the Commercial and Residential fire and Industrial fire businesses. Refrigeration results decreased as each of the segment's businesses experienced challenges in certain end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the six months ended June 30, 2024, gross margin was $3.6 billion, a 14% increase compared with the same period of 2023. The components were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Net sales	$12,871	$11,265
Cost of products and services sold	(9,288)	(8,132)
Gross margin	$3,583	$3,133
Percentage of net sales	27.8%	27.8%

Gross margin increased by $450 million compared with the six months ended June 30, 2023. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Operating results associated with the VCS Business since the date of acquisition further benefited gross margin during the period. However, the results of the VCS Business included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 260 basis point unfavorable impact on gross margin as a percentage of Net sales. As a result, gross margin as a percentage of Net sales was flat compared with the same period of 2023.

Operating Expenses

For the six months ended June 30, 2024, operating expenses, including Equity method investment net earnings, were a benefit of $0.6 billion, a 129% decrease compared with the same period of 2023. The components were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Selling, general and administrative	$(1,960)	$(1,505)
Research and development	(411)	(290)
Equity method investment net earnings	121	96
Other income (expense), net	2,858	(390)
Total operating expenses	$608	$(2,089)
Percentage of net sales	(4.7)%	18.5%

For the six months ended June 30, 2024, Selling, general and administrative expenses were $2.0 billion, a 30% increase compared with the same period of 2023. The increase is primarily due to incremental expenses associated with the VCS Business since the date of acquisition. In addition, higher compensation and other employee-related costs further contributed to the increase. The current period also included $181 million of acquisition and divestiture-related costs compared with $26 million during the six months ended June 30, 2023.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2024, Equity method investment net earnings were $121 million, a 26% increase compared with the same period of 2023. The increase was primarily driven by higher earnings in HVAC joint ventures across all regions. The increase was partially offset by a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the six months ended June 30, 2024, we completed the sale of Access Solutions and recognized a gain on the sale of $2.9 billion. In addition, we recognized a $46 million gain associated with our share of United Technologies Corporation's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS"). In connection with the acquisition of the VCS Business, we recognized an $86 million loss on the mark-to-market valuation of our window forward contracts associated with the cash outflows of the Euro-denominated purchase price.

During the six months ended June 30, 2023, we recognized a loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing. In addition, we recognized a $111 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

Non-Operating Income (Expense), net

For the six months ended June 30, 2024, Non-operating income (expense), net was $332 million, a 194% increase compared with the same period of 2023. The components were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Non-service pension (expense) benefit	$(1)	$—

Interest expense	$(365)	$(165)
Interest income	34	52
Interest (expense) income, net	$(331)	$(113)

Non-operating income (expense), net	$(332)	$(113)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the six months ended June 30, 2024, Interest expense was $365 million, a 121% increase compared with the same period of 2023. In connection with the acquisition of the VCS Business, we entered into several financing arrangements to fund the Euro-denominated purchase price. In addition, we incurred a make-whole premium of $8 million and wrote off $4 million of unamortized deferred financing costs associated with the redemption of our $1.0 billion aggregate principal amount of 5.80% notes due in 2025. During the six months ended June 30, 2023, we amortized $22 million of deferred financing cost in Interest expense, of which $19 million related to our Bridge Loan.

Income Taxes

	Six Months Ended June 30,
	2024	2023
Effective tax rate	31.1%	33.4%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 31.1% for the six months ended June 30, 2024 compared with 33.4% for the six months ended June 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $293 million on the deconsolidation of KFI due to its Chapter 11 filing recognized during the six months ended June 30, 2023. This amount was partially offset by the $1.1 billion tax on the $2.9 billion gain on the sale of Access Solutions and a held-for-sale tax benefit of $62 million related to adjustments to basis differences in certain companies recognized during the six months ended June 30, 2024. In addition, we recognized a tax benefit of $21 million associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS"), a net tax benefit of $16 million related to the re-organization and disentanglement of certain Fire & Security industrial businesses in advance of their planned divestitures and a tax charge of $15 million related to a reduction of utilizable foreign tax credits during the six months ended June 30, 2024.

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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2024	2023	2024	2023	2024	2023
HVAC	$4,970	$4,216	$687	$742	13.8%	17.6%
Refrigeration	973	972	113	112	11.6%	11.5%
Fire & Security	871	932	3,001	(157)	344.5%	(16.8)%
Total segment	$6,814	$6,120	$3,801	$697	55.8%	11.4%

HVAC Segment

For the three months ended June 30, 2024, Net sales in our HVAC segment were $5.0 billion, a 18% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	17%
Total % change in Net sales	18%

The organic increase in Net sales of 2% was driven by continued strong results in the segment. Growth in the Americas (up 5%) was primarily driven by our Commercial and Light Commercial businesses which benefited from ongoing customer demand and pricing improvements. In addition, volume increases in residential markets further benefited results. Growth in EMEA (up 2%) was primarily driven by ongoing customer demand and pricing improvements in our Commercial business. Residential markets continue to be impacted by reduced volume compared with the prior year. Results in Asia (down 7%) were impacted by lower demand in the region, primarily in China.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 17% to Net sales during the three months ended June 30, 2024 and is included in Acquisitions and divestitures, net.

For the three months ended June 30, 2024, Operating profit in our HVAC segment was $687 million, a 7% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	16%
Acquisitions and divestitures, net	(2)%
Restructuring	(3)%
Amortization of acquired intangibles	(18)%
Total % change in Operating profit	(7)%

The operational profit increase of 16% was primarily attributable to ongoing customer demand and pricing improvements in certain end-markets compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits in the segment. These benefits more than offset volume reductions in certain end-markets. Higher earnings from equity method investments further benefited operational profit in the segment.

Refrigeration Segment

For the three months ended June 30, 2024, Net sales in our Refrigeration segment were $973 million, flat compared to the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	1%
Foreign currency translation	(1)%
Total % change in Net sales	—%

The organic increase in Net Sales of 1% was primarily driven by volume growth and price improvements within certain end-markets compared with the prior year. Transport refrigeration results increased (up 3%) compared to the prior year primarily due to strong container end-markets. In addition, higher volumes in Europe and Asia further benefited results but were more than offset by lower end-market demand in North America. Results for Commercial refrigeration decreased (down 5%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia was impacted by reduced end-market demand in China.

For the three months ended June 30, 2024, Operating profit in our Refrigeration segment was $113 million, a 1% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	1%
Foreign currency translation	(1)%
Restructuring	5%
Other	(4)%
Total % change in Operating profit	1%

The increase in operational profit of 1% was primarily driven by favorable productivity initiatives and price improvements compared with the prior year. In addition, volume growth in certain end-markets further benefited the segment. These amounts were partially offset by volume reductions in certain other end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit. Amounts reported in Other represent $4 million of divestiture-related costs associated with the announced sale of CCR.

Fire & Security Segment

For the three months ended June 30, 2024, Net sales in our Fire & Security segment were $871 million, a 7% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	3%
Acquisitions and divestitures, net	(8)%
KFI deconsolidation	(2)%
Total % change in Net sales	(7)%

The organic increase in Net sales of 3% was primarily driven by volume growth and price improvements compared with the prior year. Increased sales in our Commercial and Residential fire business benefited from ongoing customer demand and price improvements in the Americas and Europe. Growth in our Global Industrial business was driven by strong end-market demand and pricing improvements. Acquisitions and divestitures, net primarily relates to the current year results of Access Solutions, the sale of which was completed on June 2, 2024.

For the three months ended June 30, 2024, Operating profit in our Fire & Security segment was $3.0 billion, a 2,011% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	31%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(17)%
Restructuring	(3)%
KFI deconsolidation	184%
Access Solutions gain	1,834%
Amortization of acquired intangibles	1%
Other	(18)%
Total % change in Operating profit	2,011%

The increase in operational profit of 31% was primarily driven by volume growth, price improvements and favorable product mix compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits during the period. The segment also benefited from lower inventory-related reserves compared with the prior year as supply chain challenges improved. Lower depreciation and amortization, which was ceased on held-for-sale assets in accordance with ASC 360, Property, Plant and Equipment, further benefited operational profit. These amounts were partially offset by lower volumes in certain end-markets.

Acquisitions and divestitures, net primarily relates to the current year results of Access Solutions, the sale of which was completed on June 2, 2024. Amounts reported in Other represent $11 million of divestiture-related costs associated with our announced portfolio transformation and Access Solutions sale.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023	2024	2023
HVAC	$9,511	$7,838	$1,116	$1,177	11.7%	15.0%
Refrigeration	1,857	1,870	210	220	11.3%	11.8%
Fire & Security	1,758	1,801	3,154	(64)	179.4%	(3.6)%
Total segment	$13,126	$11,509	$4,480	$1,333	34.1%	11.6%

HVAC Segment

For the six months ended June 30, 2024, Net sales in our HVAC segment were $9.5 billion, a 21% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	20%
Total % change in Net sales	21%

The organic increase in Net sales of 2% was driven by continued strong results in the segment. Growth in the Americas (up 5%) was primarily driven by our Commercial and Light Commercial businesses which benefited from ongoing customer demand and pricing improvements. Moderate growth in our residential business due to price improvements was impacted by lower volumes compared with the prior year. EMEA (down 4%) continues to be impacted by reduced volumes in residential markets. The reduction was partially offset by ongoing customer demand and pricing improvements in our Commercial business. Results in Asia (down 4%) were impacted by lower demand in the region, primarily in China.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 20% to Net sales during the six months ended June 30, 2024 and is included in Acquisitions and divestitures, net.

For the six months ended June 30, 2024, Operating profit in our HVAC segment was $1.1 billion, a 5% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	21%
Acquisitions and divestitures, net	—%
Restructuring	(3)%
Amortization of acquired intangibles	(23)%
Total % change in Operating profit	(5)%

The operational profit increase of 21% was primarily attributable to ongoing customer demand and pricing improvements in certain end-markets compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits in the segment. These benefits more than offset volume reductions in certain end-markets. Higher earnings from equity method investments further benefited operational profit in the segment. The increase was partially offset by a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt.

Refrigeration Segment

For the six months ended June 30, 2024, Net sales in our Refrigeration segment were $1.9 billion, a 1% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	(1)%
Foreign currency translation	—%
Total % change in Net sales	(1)%

Organic Net sales decreased 1% compared to the prior year as the segment experienced challenges in certain end-markets during the period. Results for Commercial refrigeration decreased (down 4%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia results were impacted by reduced end-market demand in China. Transport refrigeration sales were flat compared to the prior year as lower end-market demand in North America offset improved results in Europe and Asia. However, the decrease was offset by strong container end-markets.

For the six months ended June 30, 2024, Operating profit in our Refrigeration segment was $210 million, a 5% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	6%
Restructuring	4%
Other	(15)%
Total % change in Operating profit	(5)%

The increase in operational profit of 6% was primarily driven by favorable productivity initiatives and price improvements compared with the prior year. In addition, volume growth in certain end-markets further benefited the segment. These amounts were partially offset by volume reductions in certain other end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit. Amounts reported in Other represent $6 million of divestiture-related costs associated with the announced sale of CCR. In addition, the prior year includes a $24 million gain on the sale of a business within Transport refrigeration.

Fire & Security Segment

For the six months ended June 30, 2024, Net sales in our Fire & Security segment were $1.8 billion, a 2% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	5%
Acquisitions and divestitures, net	(4)%
KFI deconsolidation	(3)%
Total % change in Net sales	(2)%

The organic increase in Net sales of 5% was primarily driven by volume growth and price improvements compared with the prior year. Increased sales in our Commercial and Residential fire business benefited from ongoing customer demand and price improvements in the Americas and Europe. Growth in our Global Industrial business was driven by strong end-market demand and pricing improvements. Acquisitions and divestitures, net primarily relates to the Access Solutions divestiture completed on June 2, 2024.

For the six months ended June 30, 2024, Operating profit in our Fire & Security segment was $3.2 billion, a 5,028% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	183%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(41)%
Restructuring	3%
Amortization of acquired intangibles	6%
KFI deconsolidation	430%
Access Solutions gain	4,483%
Other	(34)%
Total % change in Operating profit	5,028%

The increase in operational profit of 183% was primarily driven by volume growth and price improvements compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits during the period. The segment also benefited from lower inventory-related reserves compared with the prior year as supply chain challenges improved. In addition, lower depreciation and amortization, which was ceased on held-for-sale assets in accordance with ASC 360, Property, Plant and Equipment, further benefited operational profit. These amounts were partially offset by lower volumes in certain end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit.

Acquisitions and divestitures, net primarily relates to the current year results of Access Solutions, the sale of which was completed on June 2, 2024. Amounts reported in Other represent $16 million of separation-related costs associated with our announced portfolio transformation and Access Solutions sale.

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

As of June 30, 2024, we had cash and cash equivalents of $2.9 billion, of which approximately 52% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2024 and December 31, 2023, the amount of such restricted cash was approximately $3 million and $2 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,919	$10,015
Total debt	$13,322	$14,293
Total equity	$14,079	$9,005

Net debt (total debt less cash and cash equivalents)	$10,403	$4,278
Total capitalization (total debt plus total equity)	$27,401	$23,298
Net capitalization (total debt plus total equity less cash and cash equivalents)	$24,482	$13,283
Total debt to total capitalization	49%	61%
Net debt to net capitalization	42%	32%

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

On January 2, 2024, we completed the acquisition of the VCS Business for $14.2 billion. The cash portion of the purchase price was funded through cash on hand, proceeds from the USD Notes and the Euro Notes and borrowings under the Delayed Draw Facility and the 60-day Loan. Proceeds from the Revolver became available upon closing.

In March 2024, borrowings under the 60-day loan were repaid. In May 2024, the Revolver was terminated and refinanced in order to extend its maturity to May 2025. In addition, we redeemed our $1.0 billion aggregate principle amount of 5.80% notes due in 2025 and repaid borrowings under the Delayed Draw Facility in June 2024, which was subsequently terminated.

Borrowings and Lines of Credit

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of June 30, 2024, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2054. Interest payments related to long-term Notes are expected to approximate $479 million per year, reflecting an approximate weighted-average interest rate of 3.63%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

The following table presents our credit ratings and outlook as of June 30, 2024:

Rating Agency	Long-term Rating (1)	Short-term Rating (2)	Outlook (2) (3) (4)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investors Service Inc. ("Moody's")	Baa2	P2	Positive
Fitch Ratings ("Fitch")	BBB	F3	Stable
(1) The long-term rating for S&P was affirmed on May 14, 2021, upgraded by Moody's to Baa2 on May 13, 2024. Fitch's was updated in December 2023.
(2) Fitch upgraded its short-term rating to F2 from F3 and revised its outlook to positive from stable on July 11, 2024.
(3) S&P revised its outlook to positive from stable in December 2023.
(4) Moody's revised its outlook to positive from stable on February 28, 2023.

Portfolio Transformation

On June 2, 2024, we completed the divestiture of Access Solutions for cash proceeds of $5.0 billion, subject to customary working capital and other adjustments. Consistent with our capital allocation strategy, the net proceeds will be used to fund repayment of debt, investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes.

On December 12, 2023, we entered into a stock purchase agreement to sell CCR to Haier Group Corporation for an enterprise value of approximately $775 million. The transaction is expected to close in 2024. On March 5, 2024, we entered into a stock purchase agreement to sell Industrial Fire to Sentinel Capital Partners for an enterprise value of approximately $1.425 billion. The sale was completed on July 1, 2024.

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

Dividends

We paid dividends on common stock during the six months ended June 30, 2024, totaling $330 million. In June 2024, the Board of Directors declared a dividend of $0.19 per share of common stock payable on August 8, 2024, to shareowners of record at the close of business on June 21, 2024.

Discussion of Cash Flows

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$700	$504
Investing activities	(6,273)	(296)
Financing activities	(1,406)	(506)
Effect of foreign exchange rate changes on cash and cash equivalents	(82)	(13)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(7,061)	$(311)

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by operating activities was primarily driven by an decrease in working capital balances compared with the prior period. Higher accounts payable balances, improved cash conversion and lower inventory benefited working capital during the year.

Cash flows from investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2024, net cash used in investing activities was $6.3 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $185 million related to settlement of derivatives and $215 million of capital expenditures. These outflows were partially offset by the divestiture of Access Solutions for cash proceeds of $5.0 billion. During the six months ended June 30, 2023, net cash used in investing activities was $296 million. The primary drivers of the outflow related to $144 million of capital expenditures and $134 million related to the deconsolidation of KFI. In addition, we settled working capital and other transaction-related items associated with the acquisition of Toshiba Carrier Corporation and invested in several businesses. These amounts totaled $56 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period.

Cash flows from financing activities primarily represent inflows and outflows associated with equity or borrowings. During the six months ended June 30, 2024, net cash used in financing activities was $1.4 billion. The primary driver of the outflow is due to repayments of long-term debt of $3.5 billion which includes prepayments of the Delayed Draw Facility and the redemption of our 5.80% notes due in 2025. In addition, we made dividend payments of $330 million to our common shareowners. These outflows were partially offset by the proceeds of borrowings used to fund the cash portion of the acquisition of the VCS Business. During the six months ended June 30, 2023, net cash used in financing activities was $506 million. The primary driver of the outflow related to the payment of $309 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2024. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2023 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2024
April 1 - April 31	—	$—	—	$2,129
May 1 - May 31	—	$—	—	$2,129
June 1 - June 30	—	$—	—	$2,129
Total	—	$—	—

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

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Third Amended and Restated Bylaws of Carrier Global Corporation (incorporated by reference to Exhibit 3.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on June 7, 2024, File No. 001-39220)

10.1
364-Day Credit Agreement, dated as of May 17, 2024, among Carrier Global Corporation and Carrier Intercompany Lending Designated Activity Company as borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-39220)

10.2	Letter Agreement, dated June 24, 2024, by and between Carrier Corporation and Jurgen Timperman*
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20240630.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20240630.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20240630_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20240630_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20240630_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20240630_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 25, 2024	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 25, 2024	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)