Form 10-Q
period 2024-09-30
CARRIER GLOBAL Corp
filed 2024-10-25
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2024, there were 897,227,361 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
-CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales
Product sales	$5,307	$4,344	$15,460	$12,939
Service sales	677	591	1,878	1,696
Total Net sales	5,984	4,935	17,338	14,635
Costs and expenses
Cost of products sold	(3,796)	(2,986)	(11,245)	(9,269)
Cost of services sold	(511)	(463)	(1,456)	(1,321)
Research and development	(172)	(126)	(524)	(355)
Selling, general and administrative	(799)	(664)	(2,394)	(1,870)
Total Costs and expenses	(5,278)	(4,239)	(15,619)	(12,815)
Equity method investment net earnings	66	75	187	171
Other income (expense), net	(9)	(261)	(34)	(370)
Operating profit	763	510	1,872	1,621
Non-service pension (expense) benefit	(1)	—	(1)	—
Interest (expense) income, net	8	(39)	(290)	(126)
Earnings before income taxes	770	471	1,581	1,495
Income tax (expense) benefit	(172)	(177)	(339)	(453)
Earnings from continuing operations	598	294	1,242	1,042
Discontinued operations, net of tax	(117)	87	1,897	(41)
Net earnings (loss)	481	381	3,139	1,001
Less: Non-controlling interest in subsidiaries'	34	24	86	72
Net earnings (loss) attributable to common shareowners	$447	$357	$3,053	$929
Amounts attributable to common shareowners:
Continuing operations	$564	$270	$1,156	$970
Discontinued operations	(117)	87	1,897	(41)
Net earnings (loss) attributable to common shareowners	$447	$357	$3,053	$929
Earnings per share
Basic:
Continuing operations	$0.63	$0.32	$1.28	$1.16
Discontinued operations	(0.13)	0.11	2.11	(0.05)
Net earnings (loss)	$0.50	$0.43	$3.39	$1.11
Diluted:
Continuing operations	$0.62	$0.32	$1.26	$1.14
Discontinued operations	(0.13)	0.10	2.08	(0.05)
Net earnings (loss)	$0.49	$0.42	$3.34	$1.09
Weighted-average number of shares outstanding
Basic	901.2	838.7	900.9	836.6
Diluted	915.0	854.7	914.4	852.7
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net earnings (loss)	$481	$381	$3,139	$1,001
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	678	(246)	102	(255)
Pension and post-retirement benefit plan adjustments	1	—	2	—
Unrealized cash flow hedging gain (loss) arising during period	—	80	—	80
Amortization of unrealized cash flow hedging gain (loss)	(1)	—	(3)	—
Divestitures	215	—	588	—
Other comprehensive income (loss), net of tax	893	(166)	689	(175)
Comprehensive income (loss)	1,374	215	3,828	826
Less: Comprehensive income (loss) attributable to non-controlling interest	43	23	91	65
Comprehensive income (loss) attributable to common shareowners	$1,331	$192	$3,737	$761
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,225	$9,852
Accounts receivable, net	2,726	2,080
Inventories, net	2,646	1,823
Assets held for sale	2,680	5,093
Other current assets	917	728
Total current assets	11,194	19,576
Future income tax benefits	1,142	718
Fixed assets, net	3,015	2,160
Operating lease right-of-use assets	568	421
Intangible assets, net	7,118	945
Goodwill	15,294	7,520
Pension and post-retirement assets	54	32
Equity method investments	1,287	1,140
Other assets	529	310
Total Assets	$40,201	$32,822

Liabilities and Equity
Accounts payable	$2,829	$2,483
Accrued liabilities	4,233	2,997
Liabilities held for sale	1,221	1,450
Current portion of long-term debt	2,095	51
Total current liabilities	10,378	6,981
Long-term debt	10,337	14,242
Future pension and post-retirement obligations	209	149
Future income tax obligations	2,241	523
Operating lease liabilities	445	333
Other long-term liabilities	1,549	1,589
Total Liabilities	25,159	23,817
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(2,403)	(1,972)
Additional paid-in capital	8,588	5,535
Retained earnings	9,301	6,591
Accumulated other comprehensive loss	(802)	(1,486)
Non-controlling interest	349	328
Total Equity	15,042	9,005
Total Liabilities and Equity	$40,201	$32,822
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net earnings (loss)	—	—	—	—	269	20	289
Other comprehensive income (loss), net of tax	(386)	—	—	—	—	(3)	(389)
Shares issued under incentive plans, net	—	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	—	23	—	—	23
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Balance as of March 31, 2024	$(1,872)	$9	$(1,972)	$8,536	$6,860	$345	$11,906
Net earnings (loss)	—	—	—	—	2,337	32	2,369
Other comprehensive income (loss), net of tax	186	—	—	—	—	(1)	185
Dividends declared on common stock (1)	—	—	—	—	(343)	—	(343)
Shares issued under incentive plans, net	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	25	—	—	25
Dividends attributable to non-controlling interest	—	—	—	—	—	(65)	(65)
Balance as of June 30, 2024	$(1,686)	$9	$(1,972)	$8,563	$8,854	$311	$14,079
Net earnings (loss)	—	—	—	—	447	34	481
Other comprehensive income (loss), net of tax	884	—	—	—	—	9	893
Shares issued under incentive plans, net	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	28	—	—	28
Dividends attributable to non-controlling interest	—	—	—	—	—	(5)	(5)
Treasury stock repurchase	—	—	(431)	—	—	—	(431)
Balance as of September 30, 2024	$(802)	$9	$(2,403)	$8,588	$9,301	$349	$15,042

(1) Cash dividends declared were $0.38 per share for the three months ended June 30, 2024

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net earnings (loss)	—	—	—	—	373	14	387
Other comprehensive income (loss), net of tax	52	—	—	—	—	2	54
Shares issued under incentive plans, net	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	22	—	—	22
Treasury stock repurchase	—	—	(62)	—	—	—	(62)
Balance as of March 31, 2023	$(1,636)	$9	$(1,972)	$5,494	$6,239	$334	$8,468
Net earnings (loss)	—	—	—	—	199	34	233
Other comprehensive income (loss), net of tax	(55)	—	—	—	—	(8)	(63)
Dividends declared on common stock (1)	—	—	—	—	(309)	—	(309)
Shares issued under incentive plans, net	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	—	18	—	—	18
Dividends attributable to non-controlling interest	—	—	—	—	—	(41)	(41)
Balance as of June 30, 2023	$(1,691)	$9	$(1,972)	$5,494	$6,129	$319	$8,288
Net earnings (loss)	—	—	—	—	357	24	381
Other comprehensive income (loss), net of tax	(165)	—	—	—	—	(1)	(166)
Stock-based compensation	—	—	—	23	—	—	23
Dividends attributable to non-controlling interest	—	—	—	—	—	(2)	(2)
Sale of non-controlling interest	—	—	—	—	—	(22)	(22)
Balance as of September 30, 2023	$(1,856)	$9	$(1,972)	$5,517	$6,486	$318	$8,502

(1) Cash dividends declared were $0.37 per share for the three months ended June 30, 2023

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating Activities
Net earnings (loss)	$3,139	$1,001
Discontinued operations, net of tax	(1,897)	41
Adjustments for non-cash items, net:
Depreciation and amortization	914	368
Deferred income tax provision	(296)	(150)
Stock-based compensation costs	65	55
Equity method investment net earnings	(187)	(171)
(Gain) loss on extinguishment of debt	(88)	—
(Gain) loss on sale of investments / deconsolidation	(2)	(19)
Changes in operating assets and liabilities
Accounts receivable, net	(135)	(279)
Inventories, net	76	(72)
Accounts payable and accrued liabilities	(258)	622
Distributions from equity method investments	36	45
Other operating activities, net	(159)	(96)
Net cash flows provided by (used in) continuing operating activities	1,208	1,345
Net cash flows provided by (used in) discontinued operating activities	(777)	200
Net cash flows provided by (used in) operating activities	431	1,545
Investing Activities
Capital expenditures	(302)	(217)
Investment in businesses, net of cash acquired	(10,873)	(69)
Dispositions of businesses	—	54
Settlement of derivative contracts, net	(187)	(66)
Other investing activities, net	31	14
Net cash flows provided by (used in) continuing investing activities	(11,331)	(284)
Net cash flows provided by (used in) discontinued investing activities	6,217	(147)
Net cash flows provided by (used in) investing activities	(5,114)	(431)
Financing Activities
Increase (decrease) in short-term borrowings, net	37	(27)
Issuance of long-term debt	2,586	14
Repayment of long-term debt	(4,530)	(15)
Repurchases of common stock	(431)	(62)
Dividends paid on common stock	(514)	(465)
Dividends paid to non-controlling interest	(72)	(46)
Other financing activities, net	(15)	(72)
Net cash flows provided by (used in) continuing financing activities	(2,939)	(673)
Net cash flows provided by (used in) discontinued financing activities	(11)	(15)
Net cash flows provided by (used in) financing activities	(2,950)	(688)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(45)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(7,651)	381
Less: Change in cash balances classified as assets held for sale	(36)	(5)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,615)	386
Cash, cash equivalents and restricted cash, beginning of period	9,854	3,303
Cash, cash equivalents and restricted cash, end of period	2,239	3,689
Less: restricted cash	14	4
Cash and cash equivalents, end of period	$2,225	$3,685
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, ventilating, air conditioning ("HVAC"), refrigeration and cold chain transportation solutions to help make the world safer and more comfortable. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into two segments: HVAC and Refrigeration.

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

During the fourth quarter of 2023, the net assets of the Company's Industrial Fire business ("Industrial Fire") met the criteria to be classified as held for sale. As a result, the assets and liabilities of Industrial Fire are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. On March 5, 2024, the Company entered into a stock purchase agreement to sell Industrial Fire to Sentinel Capital Partners. The sale of Industrial Fire was completed on July 1, 2024. See Note 16 - Divestitures for additional information.

On December 12, 2023, the Company entered into a stock purchase agreement to sell its Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. As a result, the assets and liabilities of CCR are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of CCR was completed on October 1, 2024. See Note 16 - Divestitures for additional information.

On August 15, 2024, the Company entered into a stock purchase agreement to sell its Commercial and Residential Fire business (“CRF Business”) to an affiliate of Lone Star Funds for an enterprise value of approximately $3.0 billion. As a result, the assets and liabilities of the CRF Business are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 16 - Divestitures for additional information.

Discontinued Operations

In 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. The announced plan to exit the Fire & Security segment represents a single disposal plan to separately divest multiple businesses over different reporting periods. Upon the CRF Business qualifying as held for sale during the three months ended September 30, 2024, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of the CRF Business have been reclassified to held for sale at December 31, 2023. The results of the CCR business did not meet the criteria to be presented in discontinued operations. See Note 16 - Divestitures for additional information.

Deconsolidation of Kidde-Fenwal, Inc.

On May 14, 2023, Kidde-Fenwal, Inc. ("KFI"), an indirect wholly-owned subsidiary of the Company, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. KFI, an industrial fire detection and suppression business historically reported in the Company's Fire & Security segment, indicated that it intended to use the bankruptcy process to explore strategic alternatives, including the sale of KFI as a going concern. As of the petition date, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company's Unaudited Condensed Consolidated Financial Statements. The sale of KFI was completed on July 1, 2024. See Note 19 - Commitments and Contingent Liabilities for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. Following the Separation and Distribution, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of September 30, 2024, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

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

Inventories, net consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$872	$534
Work-in-process	246	245
Finished goods	1,528	1,044
Inventories, net	$2,646	$1,823

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $224 million and $173 million as of September 30, 2024 and December 31, 2023, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	HVAC	Refrigeration	Corporate and other	Total
Balance as of December 31, 2023	$6,407	$1,037	$76	$7,520
Acquisitions (1)	7,608	29	—	7,637
Foreign currency translation	61	76	—	137
Balance as of September 30, 2024	$14,076	$1,142	$76	$15,294
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

Identifiable intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,990	$(852)	$5,138	$1,056	$(445)	$611
Patents and trademarks	946	(140)	806	255	(96)	159
Service portfolios and other	1,637	(463)	1,174	431	(256)	175
Total intangible assets	$8,573	$(1,455)	$7,118	$1,742	$(797)	$945

Amortization of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Amortization expense of Intangible assets	$213	$54	$632	$167

Annual Impairment Test

The Company tested its goodwill and indefinite-lived intangible assets for impairment on July 1 as part of its annual assessment. For each test except one, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit and indefinite-lived intangible assets exceeded their carrying amount. For the remaining test, the Company performed a quantitative goodwill impairment test to determine if any impairment existed. The test did not indicate any goodwill impairment.

In connection with the presentation of the CRF Business as held for sale at September 30, 2024, the Company reassigned goodwill to the remaining business activities previously reported within the Fire & Security segment. For the test, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of the remaining business activities exceeded their carrying amount. Due to these business activities no longer meeting the criteria of a reportable segment, they have been included in Corporate and other.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
2.242% Notes due 2025 (1)	$1,200	$1,200
4.375% Notes due 2025 (2)	836	830
5.800% Notes due 2025	—	1,000
2.493% Notes due 2027	900	900
4.125% Notes due 2028	836	830
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	948	941
5.900% Notes due 2034	875	1,000
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	2,000
6.200% Notes due 2054	650	1,000
Total long-term notes	11,895	13,951
Japanese Term Loan Facility	374	379
Other debt (including project financing obligations and finance leases)	243	74
Discounts and debt issuance costs	(80)	(111)
Total debt	12,432	14,293
Less: current portion of long-term debt	2,095	51
Long-term debt, net of current portion	$10,337	$14,242
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

Delayed Draw Facility

On May 19, 2023, the Company entered into a senior unsecured delayed draw term loan credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders that permits aggregate borrowings of up to €2.3 billion (the "Delayed Draw Facility"). The facility consisted of an 18-month, Euro-denominated tranche in an aggregate amount of €1.15 billion and a 3-year, Euro-denominated tranche in an aggregate amount of €1.15 billion. Euro-denominated borrowings bear interest at the EURIBOR Rate plus a ratings-based margin, USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin. The Company capitalized $4 million of deferred financing costs which will be amortized over the respective term of the tranches. On January 2, 2024, the Company borrowed the full amount available under the Delayed Draw Facility in U.S. Dollars. Borrowings under the Delayed Draw Facility were repaid in June 2024 and the facility was subsequently terminated.

364-Day Revolver

On May 17, 2024, the Company entered into a 364-day, $500 million, senior unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and certain other lenders (the “364-day Revolver”). Borrowings are available in U.S. Dollars and Euros. USD-denominated borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at a base rate plus a ratings-based margin, Euro-denominated borrowings bear interest at the Adjusted EURIBOR Rate plus a ratings-based margin. Upon entering into the 364-day Revolver, the Company terminated its existing $500 million senior unsecured revolving credit agreement that was set to mature in May 2024. As of September 30, 2024, there were no borrowings outstanding under the 364-day Revolver.

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

Revolving Credit Facility

On May 19, 2023, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in May 2028 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. In addition, the Company capitalized $2 million of deferred financing costs which are being amortized over its term. As of September 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of September 30, 2024, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $40 million and $14 million of debt during the nine months ended September 30, 2024 and 2023, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2024 and 2023, were $7 million and $15 million, respectively.

Debt Covenants

The Revolving Credit Facility, 364-day Revolver, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2024, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

Tender Offers

In July 2024, the Company commenced tender offers to purchase up to $800 million ("Aggregate Tender Cap") aggregate principal of certain tranches of the Company's notes. The tender offers included payment of applicable accrued and unpaid interest up to the settlement date, along with a fixed spread for early repayment. Based on participation, the Company elected to increase the Aggregate Tender Cap and settle the tender offers early. The aggregate principal amount tendered and accepted was approximately $1.0 billion, which included $125 million of notes due 2034, $350 million of notes due 2054 and approximately $600 million of notes due 2050. Upon settlement, the Company recognized a net gain of $97 million and wrote off $11 million of unamortized deferred financing costs within Interest (expense) income, net on the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

In July 2024, the Company entered into cross currency swaps with Barclays Bank PLC as syndication swap arranger in order to manage foreign currency translation risk on Euro-denominated assets. The swaps have an aggregate notional amount of $2.0 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Euro. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2024
Derivative assets (1)(3)	$70	$—	$70	$—
Derivative liabilities (2)(3)	$(69)	$—	$(69)	$—

December 31, 2023
Derivative assets (1) (3)	$32	$—	$32	$—
Derivative liabilities (2) (3)	$(126)	$—	$(126)	$—
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

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$11,895	$11,372	$13,951	$13,194
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

Contributions to the plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Defined benefit plans	$16	$6	$34	$17
Defined contribution plans	$30	$30	$104	$96
Multi-employer pension plans	$4	$3	$12	$11

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Service cost	$4	$4	$11	$12
Interest cost	13	8	26	24
Expected return on plan assets	(13)	(8)	(27)	(24)
Amortization of prior service cost	—	1	—	2
Recognized actuarial net (gain) loss	—	(1)	1	(2)
Net settlement, curtailment and special termination benefit (gain) loss	1	—	1	—
Net periodic pension expense (benefit)	$5	$4	$12	$12

Amounts recorded in continuing operations	$5	$4	$12	$12
Amounts recorded in discontinued operations	—	—	—	—
Net periodic pension expense (benefit)	$5	$4	$12	$12

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Equity compensation costs - equity settled	$28	$23	$76	$63
Equity compensation costs - cash settled (1)	2	1	3	3
Total stock-based compensation expense	$30	$24	$79	$66

Amounts recorded in continuing operations	$27	$22	$68	$58
Amounts recorded in discontinued operations	3	2	11	8
Total stock-based compensation expense	$30	$24	$79	$66
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

The changes in the carrying amount of warranty related provisions are as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Balance as of January 1,	$568	$544
Warranties, performance guarantees issued and changes in estimated liability	229	188
Settlements made	(211)	(146)
Other	5	(14)
Acquisitions (1)	202	—
Balance as of September 30,	$793	$572
(1) See Note 15 - Acquisitions for additional information.
NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2024 and December 31, 2023, 947,450,955 and 883,068,393 shares of common stock were issued, respectively, which includes 49,659,143 and 43,490,981 shares of treasury stock, respectively.

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

During the nine months ended September 30, 2024, the Company repurchased 6.2 million shares of common stock for an aggregate purchase price of $0.4 billion. As a result, the Company had approximately $1.7 billion remaining under the current authorization at September 30, 2024. In addition, the Company's Board of Directors approved a $3 billion increase to the Company's existing share repurchase program in October 2024.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)
Other comprehensive income (loss) before reclassifications, net	(385)	—	—	(385)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2024	$(1,829)	$(100)	$57	$(1,872)
Other comprehensive income (loss) before reclassifications, net	(187)	—	—	(187)
Amounts reclassified, pre-tax	—	1	(1)	—
Divestitures, net	373	—	—	373
Balance as of June 30, 2024	$(1,643)	$(99)	$56	$(1,686)
Other comprehensive income (loss) before reclassifications, net	669	—	—	669
Amounts reclassified, pre-tax	—	2	(1)	1
Tax expense (benefit) reclassified	—	(1)	—	(1)
Divestitures, net	215	—	—	215
Balance as of September 30, 2024	$(759)	$(98)	$55	$(802)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	52	—	—	52
Balance as of March 31, 2023	$(1,552)	$(84)	$—	$(1,636)
Other comprehensive income (loss) before reclassifications, net	(55)	—	—	(55)
Balance as of June 30, 2023	$(1,607)	$(84)	$—	$(1,691)
Other comprehensive income (loss) before reclassifications, net	(245)	—	80	(165)
Balance as of September 30, 2023	$(1,852)	$(84)	$80	$(1,856)

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

Sales disaggregated by product and service are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Sales Type
Product	$4,504	$3,533	$13,045	$10,488
Service	554	475	1,524	1,358
HVAC sales	5,058	4,008	14,569	11,846

Product	811	808	2,434	2,453
Service	127	116	361	341
Refrigeration sales	938	924	2,795	2,794

Total segment sales	5,996	4,932	17,364	14,640
Eliminations and other (1)	(12)	3	(26)	(5)
Net sales	$5,984	$4,935	$17,338	$14,635
(1) Includes certain business activities previously reported in the Fire & Security segment.

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Contract assets (included within Other current assets)	$367	$306
Contract assets, non-current (included within Other assets)	55	26
Total contract assets	422	332

Contract liabilities (included within Accrued liabilities)	(563)	(419)
Contract liabilities, non-current (included within Other long-term liabilities)	(162)	(160)
Total contract liabilities	(725)	(579)
Net contract assets (liabilities)	$(303)	$(247)

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

The Company recognized revenue of $401 million during the nine months ended September 30, 2024 that related to contract liabilities as of January 1, 2024. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
HVAC	$54	$25	$86	$27
Refrigeration	4	4	5	14
Total Segment	58	29	91	41
General corporate expenses	2	—	6	2
Total restructuring costs (1)	$60	$29	$97	$43

Cost of sales	$15	$4	$36	$10
Selling, general and administrative	45	25	61	33
Total restructuring costs (1)	$60	$29	$97	$43
(1) 2024 restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Nine Months Ended September 30,
(In millions)	2024	2023
Balance as of January 1,	$41	$21
Net pre-tax restructuring costs	90	43
Acquisitions (1)	8	—
Utilization, foreign exchange and other	(55)	(24)
Balance as of September 30,	$84	$40
(1) See Note 15 - Acquisitions for additional information.

As of September 30, 2024, the Company had $84 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments, along with reserves associated with the Company's planned portfolio transformation. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 22.3% for the three months ended September 30, 2024 compared with 37.6% for the three months ended September 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $257 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business and a tax charge of $19 million related to the Company's intention to no longer permanently reinvest historical earnings from certain jurisdictions.

The effective tax rate was 21.4% for the nine months ended September 30, 2024, compared with 30.3% for the nine months ended September 30, 2023. The year-over-year decrease was primarily driven by the $368 million loss on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business during the nine months ended September 30, 2023. In addition, the Company recognized a tax benefit of $21 million associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS") during the nine months ended September 30, 2024.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $15 million to $35 million may occur within 12 months as a result of additional uncertain tax positions, the Separation, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

NOTE 14: EARNINGS PER SHARE

Earnings per share is computed by dividing Net earnings (loss) attributable to common shareowners by the weighted-average number of shares of common stock outstanding during the period (excluding treasury stock). Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive.

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net earnings (loss) attributable to common shareowners	$447	$357	$3,053	$929

Basic weighted-average number of shares outstanding	901.2	838.7	900.9	836.6
Stock awards and equity units (share equivalent)	13.8	16.0	13.5	16.1
Diluted weighted-average number of shares outstanding	915.0	854.7	914.4	852.7

Antidilutive shares excluded from computation of diluted earnings per share	2.0	2.0	2.0	1.9

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

The components of the purchase price are as follows:

(In millions)	January 2, 2024
Cash	$11,156
Common shares (58,608,959 shares at $51.20 per share)	3,001
Total consideration	$14,157

The preliminary allocation of the purchase price is as follows:

(In millions)	Preliminary January 2, 2024	Measurement Period Adjustments	As Adjusted January 2, 2024
Cash and cash equivalents	$394	$(1)	$393
Accounts receivable	408	5	413
Inventories	948	(28)	920
Other current assets	17	—	17
Fixed assets	913	6	919
Intangible assets	6,640	5	6,645
Other assets	284	15	299
Accounts payable	(288)	(2)	(290)
Other liabilities, current	(626)	(8)	(634)
Future income tax obligations	(1,825)	6	(1,819)
Other liabilities	(284)	(15)	(299)
Total identifiable net assets	6,581	(17)	6,564
Goodwill	7,576	17	7,593
Total consideration	$14,157	$—	$14,157

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

The Company recorded intangible assets based on its estimate of fair value which consisted of the following:

(In millions)	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	17	$4,787
Technology	10 - 20	1,051
Trademark	40	679
Backlog	1	123
Other	50	5
Total intangible assets acquired		$6,645

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, EBITDA margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of September 30, 2024, the Company is substantially complete with the process of allocating the purchase price and valuing the acquired assets and liabilities assumed except for certain amounts associated with tax-related assets.

During the three and nine months ended September 30, 2024, the Company incurred $3 million and $40 million of acquisition-related costs, respectively. During 2023, $80 million of acquisition-related costs were incurred, of which $19 million and $39 million were recognized during the three and nine months ended September 30, 2023, respectively. These acquisition costs are reflected within Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

The assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported within the Company's HVAC segment.

The following table summarizes the results of the VCS Business since the date of acquisition:

(In millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net sales	$806	$2,425
Net earnings (loss)	(72)	(305)

The financial results of the VCS Business includes amortization of the step-up to fair value of inventory and backlog as well as intangible amortization totaling $170 million and $667 million for the three and nine months ended September 30, 2024, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of the VCS Business as if the business combination had occurred on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net sales	$5,984	$5,898	$17,338	$17,838
Net earnings (loss)	578	(44)	1,382	207

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

NOTE 16: DIVESTITURES

Discontinued Operations

In 2023, the Company announced plans to exit its Fire & Security and Commercial Refrigeration businesses over the course of 2024. The announced plan to exit the Fire & Security segment represents a single disposal plan to separately divest multiple businesses over different reporting periods. Upon the CRF Business qualifying as held for sale during the three months ended September 30, 2024, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of the CRF Business have been reclassified to held for sale at December 31, 2023. The results of the CCR business did not meet the criteria to be presented in discontinued operations.

The components of Discontinued operations, net of tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net sales	$475	$796	$1,992	$2,361
Costs of sales	(285)	(466)	(1,179)	(1,457)
Research and development	(16)	(31)	(75)	(92)
Selling, general and administrative	(115)	(167)	(479)	(466)
Other income (expense), net	(593)	7	(592)	19
Gain (loss) on divestitures and deconsolidation	509	(4)	3,390	(297)
Interest (expense) income, net	(5)	(12)	(39)	(38)
Earnings before income taxes	(30)	123	3,018	30
Income tax (expense) benefit	112	(37)	154	(76)
Tax on divestitures and deconsolidation	(199)	1	(1,275)	5
Discontinued operations, net of tax	$(117)	$87	$1,897	$(41)

Portfolio transformation

On December 12, 2023, the Company entered into a stock purchase agreement to sell the CCR business to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in the Company's Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. As a result, the assets and liabilities of CCR are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of CCR was completed on October 1, 2024.

On August 15, 2024, the Company entered into a stock purchase agreement to sell the CRF Business to an affiliate of Lone Star Funds for an enterprise value of approximately $3.0 billion. The CRF Business, historically reported in the Company's Fire & Security segment, is a leading manufacturer of fire detection and alarm solutions for both commercial and residential applications. As a result, the assets and liabilities of the CRF Business are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The transaction is expected to close by the end of 2024 and is subject to regulatory approvals and customary closing conditions.

The following tables summarize assets and liabilities classified as held for sale:

	September 30, 2024
(In millions)	Commercial Refrigeration	Commercial & Residential Fire	Total
Cash and cash equivalents	$141	$143	$284
Accounts receivable, net	222	414	636
Inventories, net	96	426	522
Other current assets	157	27	184
Fixed assets, net	100	127	227
Intangible assets, net	—	80	80
Goodwill	72	472	544
Operating lease right-of-use assets	58	76	134
Other assets	46	23	69
Total assets held for sale	$892	$1,788	$2,680

Accounts payable	$133	$279	$412
Accrued liabilities	181	280	461
Long-term debt, including current portion	7	—	7
Future pension and post-retirement obligations	204	5	209
Future income tax obligations	6	15	21
Operating lease liabilities	40	55	95
Other long-term liabilities	2	14	16
Total liabilities held for sale	$573	$648	$1,221

	December 31, 2023
(In millions)	Commercial Refrigeration	Access Solutions	Industrial Fire	Commercial & Residential Fire	Total
Cash and cash equivalents	$131	$6	$20	$163	$320
Accounts receivable, net	274	104	101	401	880
Inventories, net	84	31	65	394	574
Other current assets	113	5	46	25	189
Fixed assets, net	78	13	22	133	246
Intangible assets, net	—	53	2	83	138
Goodwill	72	1,498	439	469	2,478
Operating lease right-of-use assets	49	13	28	70	160
Other assets	44	10	13	41	108
Total assets held for sale	$845	$1,733	$736	$1,779	$5,093

Accounts payable	$129	$20	$39	$259	$447
Accrued liabilities	204	74	77	239	594
Long-term debt, including current portion	8	—	—	—	8
Future pension and post-retirement obligations	203	—	1	6	210
Future income tax obligations	4	2	3	12	21
Operating lease liabilities	40	11	23	58	132
Other long-term liabilities	3	12	9	14	38
Total liabilities held for sale	$591	$119	$152	$588	$1,450

On June 2, 2024, the Company completed the sale of Access Solutions for cash proceeds of $5.0 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. The Company recognized a net gain on the sale of $1.8 billion, which is included in Discontinued operations, net of tax on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of Access Solutions.

On July 1, 2024, the Company completed the sale of Industrial Fire for cash proceeds of $1.4 billion. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. The Company recognized a net gain on the sale of $310 million, which is included in Discontinued operations, net of tax on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of Industrial Fire.

The following table summarizes the assets and liabilities divested as of their respective dates of sale:

(In millions)	Access Solutions	Industrial Fire
Cash and cash equivalents	$82	$40
Accounts receivable, net	90	93
Inventories, net	43	73
Other current assets	6	55
Fixed assets, net	18	24
Intangible assets, net	53	2
Goodwill	1,467	452
Operating lease right-of-use assets	16	24
Other assets	8	2
Total assets held for sale	$1,783	$765

Accounts payable	$54	$43
Accrued liabilities	80	65
Operating lease liabilities	17	24
Other long-term liabilities	10	6
Total liabilities held for sale	$161	$138

NOTE 17: SEGMENT FINANCIAL DATA

The Company conducts its operations through two reportable operating segments: HVAC and Refrigeration. In accordance with ASC 280 - Segment Reporting, the Company's segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company's Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

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

Due to the Company's ongoing portfolio transformation, certain business activities previously reported within the Fire & Security segment no longer meet the criteria of a reportable segment. As a result, these business activities have been included in Eliminations and other in the following tables.

Net sales and Operating profit by segment are as follows:

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2024	2023	2024	2023
HVAC	$5,058	$4,008	$741	$763
Refrigeration	938	924	109	107
Total segment	5,996	4,932	850	870
Eliminations and other	(12)	3	(25)	(252)
General corporate expenses	—	—	(62)	(108)
Total Consolidated	$5,984	$4,935	$763	$510

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
HVAC	$14,569	$11,846	$1,857	$1,940
Refrigeration	2,795	2,794	319	327
Total segment	17,364	14,640	2,176	2,267
Eliminations and other	(26)	(5)	(84)	(399)
General corporate expenses	—	—	(220)	(247)
Total Consolidated	$17,338	$14,635	$1,872	$1,621

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
United States	$3,154	$2,882	$8,778	$8,256
International:
Europe	1,723	934	5,152	2,923
Asia Pacific	923	954	2,886	2,986
Other	184	165	522	470
Net sales	$5,984	$4,935	$17,338	$14,635

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Sales to equity method investees included in Product sales	$774	$730	$2,329	$2,371
Purchases from equity method investees included in Cost of products sold	$64	$57	$178	$159

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2024	December 31, 2023
Receivables from equity method investees included in Accounts receivable, net	$287	$231
Payables to equity method investees included in Accounts payable	$47	$44

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	September 30, 2024	December 31, 2023
Environmental reserves included in Accrued liabilities	$11	$19
Environmental reserves included in Other long-term liabilities	202	199
Total Environmental reserves	$213	$218

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	September 30, 2024	December 31, 2023
Asbestos liabilities included in Accrued liabilities	$17	$15
Asbestos liabilities included in Other long-term liabilities	208	206
Total Asbestos liabilities	$225	$221

Asbestos-related recoveries included in Other current assets	$7	$5
Asbestos-related recoveries included in Other assets	88	88
Total Asbestos-related recoveries	$95	$93

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

Aqueous Film Forming Foam Litigation

As of September 30, 2024, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 8,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

AFFF is a firefighting foam, developed beginning in the late 1960s pursuant to U.S. military specification, used to extinguish certain types of hydrocarbon-fueled fires. The lawsuits identified above relate to Kidde Fire Fighting, Inc., which owned the “National Foam” business that manufactured AFFF for sale to government (including the U.S. federal government) and non-government customers in the U.S. at a single facility located in West Chester, Pennsylvania (the "Pennsylvania Site"). Kidde Fire Fighting, Inc. was acquired by a UTC subsidiary in 2005 and merged into KFI in 2007. In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

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

Plaintiffs in the MDL Proceedings have named multiple defendants, including suppliers of chemicals and raw materials used to manufacture fluorosurfactants, fluorosurfactant manufacturers and AFFF manufacturers. The defendants in the MDL Proceedings moved for summary judgment on the government contractor defense, which potentially applies to AFFF sold to or used by the U.S. government. After full briefing and oral argument, on September 16, 2022, the MDL court declined to enter summary judgment for the defendants. The defense, however, remains available at any trial in which it would apply.

On May 14, 2023, KFI filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under chapter 11 of the Bankruptcy Code, after the Company determined that it would not provide financial support to KFI going forward other than ensuring KFI has access to services necessary for the effective operation of its business. As a result, all litigation against KFI was automatically stayed. By agreement, all AFFF-related litigation against the Company, its other subsidiaries and RTX also was stayed. On November 21, 2023, the Bankruptcy Court ordered certain parties, including the Company, to participate in mediation sessions with respect to claims that might be asserted by and against it in the bankruptcy proceedings.

Following the conclusion of these mediation sessions in October 2024, the Company entered into a Settlement and Plan Support Agreement which contemplates that the Company will subsequently enter into three distinct settlement agreements (collectively, the “Proposed Settlement Agreements”) with KFI, the Official Committee of Unsecured Creditors appointed in KFI’s bankruptcy case (the “Committee”) and the Plaintiffs’ Executive Committee (the “MDL PEC”) appointed in the MDL Proceedings.

The first of the Proposed Settlement Agreements relates to claims that the Company is responsible for liabilities arising from KFI’s manufacture or sale of AFFF (“Estate Claims Settlement”). Upon Bankruptcy Court approval, the Estate Claims Settlement will permanently resolve all present and future claims that the Company is responsible for any liabilities of KFI, including all liabilities arising from KFI’s manufacture and sale of AFFF. The second and third of the Proposed Settlement Agreements release a very substantial amount of current and future direct claims against the Company (the “Direct Claims Settlements”). Direct claims allege that UTC, which indirectly owned KFI’s AFFF business for eight years, engaged in conduct independent of KFI that caused harm to AFFF claimants. The Company agreed to indemnify UTC for these direct claims when it was spun-off from UTC. Upon approval by the MDL Court, the Direct Claims Settlements resolve and enjoin all current and future AFFF-related direct claims against the Company by participating public water providers and airports. Non-settling parties may still assert direct AFFF-related claims, although we expect a vast majority of public water providers and airports will participate in the Direct Claims Settlements.

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from the sale of KFI’s assets from its sale to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the three months ended September 30, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of September 30, 2024, the Company has not recorded any amounts associated with expected insurance proceeds.

The Company and KFI believe that they have meritorious defenses to the remaining AFFF claims. Given the numerous factual, scientific and legal issues to be resolved relating to these claims, the Company is unable to assess the probability of liability or to reasonably estimate a range of possible loss at this time. There can be no assurance that any such future exposure will not be material in any period.

Deconsolidation Due to Bankruptcy

As of May 14, 2023, the Company no longer controlled KFI as its activities are subject to review and oversight by the Bankruptcy Court. Therefore, KFI was deconsolidated and its respective assets and liabilities were derecognized from the Company’s Unaudited Condensed Consolidated Financial Statements. Upon deconsolidation, the Company determined the fair value of its retained interest in KFI to be zero and we accounted for it prospectively using the cost method. As a result of these actions, the Company recognized a loss of $297 million in its Unaudited Condensed Consolidated Statement of Operations

within within Other income/(expense), net. In addition, the deconsolidation resulted in an investing cash outflow of $134 million in the Company's Unaudited Condensed Consolidated Statement of Cash Flows.

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

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. During the nine months ended September 30, 2024, the Company recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS. Liabilities under the TMA of $118 million and $108 million are included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued Liabilities and Other Long-Term Liabilities as of September 30, 2024, respectively. This obligation is expected to be settled in annual installments with the next installment of $118 million due in April 2025 and the final installment of $108 million due in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

With respect to the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on the accompanying Unaudited Condensed Consolidated Financial Statements. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), for its report on the accompanying Unaudited Condensed Consolidated Financial Statements because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Carrier Global Corporation and its subsidiaries (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and nine-month periods ended September 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2024, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 16 to the accompanying condensed consolidated interim financial information, the Company has reflected the effects of discontinued operations. The accompanying December 31, 2023 condensed consolidated balance sheet reflects this change.

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
October 25, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, ventilating and air conditioning ("HVAC"), refrigeration, and cold chain transportation solutions to help make the world safer and more comfortable. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into two segments: HVAC and Refrigeration.

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

Portfolio Transformation

On June 2, 2024, we completed the sale of our Access Solutions business ("Access Solutions") to Honeywell International Inc. ("Honeywell") for cash proceeds of $5.0 billion. Access Solutions, historically reported in our Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. We recognized a net gain on the sale of $1.8 billion, which is included in Discontinued operations, net of tax on the accompanying Unaudited Condensed Consolidated Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement.

On July 1, 2024, we completed the sale of our Industrial Fire business ("Industrial Fire") for cash proceeds of $1.4 billion. Industrial Fire, historically reported in our Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. We recognized a net gain on the sale of $310 million, which is included in Discontinued operations, net of tax on the accompanying Unaudited Condensed Consolidated

Statement of Operations. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of Industrial Fire.

On December 12, 2023, we entered into a stock purchase agreement to sell our Commercial Refrigeration business ("CCR") to Haier Group Corporation for an enterprise value of approximately $775 million. CCR, historically reported in our Refrigeration segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. The sale of CCR was completed on October 1, 2024.

On August 15, 2024, we entered into a stock purchase agreement to sell our Commercial and Residential Fire business (“CRF Business") to an affiliate of Lone Star Funds for an enterprise value of approximately $3.0 billion. The CRF Business, historically reported in our Fire & Security segment, is a leading manufacturer of fire detection and alarm solutions for both commercial and residential applications. The transaction is expected to close in 2024, subject to regulatory approvals and customary closing conditions.

Discontinued Operations

In 2023, we announced plans to exit our Fire & Security and Commercial Refrigeration businesses over the course of 2024. The announced plan to exit the Fire & Security segment represents a single disposal plan to separately divest multiple businesses over different reporting periods. Upon the CRF Business qualifying as held for sale during the three months ended September 30, 2024, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations. In addition, the assets and liabilities of the CRF Business have been reclassified to held for sale at December 31, 2023. The results of CCR did not meet the criteria to be presented in discontinued operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

The following represents our consolidated net sales and operating results:

	Three Months Ended September 30,
(In millions)	2024	2023	Period Change	% Change
Net sales	$5,984	$4,935	$1,049	21%
Cost of products and services sold	(4,307)	(3,449)	(858)	25%
Gross margin	1,677	1,486	191	13%
Operating expenses	(914)	(976)	62	(6)%
Operating profit	763	510	253	50%
Non-operating income (expense), net	7	(39)	46	(118)%
Earnings (loss) before income taxes	770	471	299	63%
Income tax expense	(172)	(177)	5	(3)%
Earnings (loss) from continuing operations	598	294	304	103%
Discontinued operations, net of income taxes	(117)	87	(204)	(234)%
Net earnings (loss)	481	381	100	26%
Less: Non-controlling interest in subsidiaries' earnings from operations	34	24	10	42%
Net earnings (loss) attributable to common shareowners	$447	$357	$90	25%

Net Sales

For the three months ended September 30, 2024, Net sales were $6.0 billion, a 21% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Three Months Ended September 30, 2024
Organic	4%
Acquisitions and divestitures, net	17%
Total % change	21%

Organic sales for the three months ended September 30, 2024, increased by 4% compared with the same period of 2023. The organic increase was primarily driven by our HVAC segment due to improved end-markets in the Americas and EMEA, which more than offset reduced end-market demand in Asia. Results in our Refrigeration segment were mixed as growth in Transport refrigeration was partially offset by challenges in Commercial refrigeration end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended September 30, 2024, gross margin was $1.7 billion, a 13% increase compared with the same period of 2023. The components were as follows:

	Three Months Ended September 30,
(In millions)	2024	2023
Net sales	$5,984	$4,935
Cost of products and services sold	(4,307)	(3,449)
Gross margin	$1,677	$1,486
Percentage of net sales	28.0%	30.1%

Gross margin increased by $191 million compared with the three months ended September 30, 2023. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Operating results associated with the VCS Business since the date of acquisition further benefited gross margin during the period. However, the results of the VCS Business included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 220 basis point unfavorable impact on gross margin as a percentage of Net sales. As a result, gross margin as a percentage of Net sales decreased by 210 basis points compared with the same period of 2023.

Operating Expenses
For the three months ended September 30, 2024, operating expenses, including Equity method investment net earnings, were a benefit of $0.9 billion, a 6% decrease compared with the same period of 2023. The components were as follows:

	Three Months Ended September 30,
(In millions)	2024	2023
Selling, general and administrative	$(799)	$(664)
Research and development	(172)	(126)
Equity method investment net earnings	66	75
Other income (expense), net	(9)	(261)
Total operating expenses	$(914)	$(976)
Percentage of net sales	15.3%	19.8%

For the three months ended September 30, 2024, Selling, general and administrative expenses were $799 million, a 20% increase compared with the same period of 2023. The increase is primarily due to incremental expenses associated with the VCS Business since the date of acquisition. In addition, the current period also included $15 million of acquisition and divestiture-related costs compared with $35 million during the three months ended September 30, 2023.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2024, Equity method investment net earnings were $66 million, a 12% decrease compared with the same period of 2023. The decrease was primarily driven by the absence of a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture in the prior year. As a result, we reported higher earnings in HVAC joint ventures across all regions.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended September 30, 2023, we recognized a $257 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

Non-Operating Income (Expense), net

For the three months ended September 30, 2024, Non-operating income (expense), net was $7 million, a 118% decrease compared with the same period of 2023. The components were as follows:

	Three Months Ended September 30,
(In millions)	2024	2023
Non-service pension (expense) benefit	$(1)	$—

Interest expense	$(131)	$(73)
Interest income	139	34
Interest (expense) income, net	$8	$(39)

Non-operating income (expense), net	$7	$(39)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended September 30, 2024, Interest expense was $131 million, a 79% increase compared with the same period of 2023. In connection with the acquisition of the VCS Business, we entered into several financing arrangements to fund the cash portion of the Euro-denominated purchase price. In July 2024, we completed tender offers to repurchase approximately $1.0 billion aggregate principal which included $125 million of notes due 2034, $350 million of notes due 2054 and approximately $600 million of notes due 2050. Upon settlement, we wrote off $11 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $97 million in Interest income. During the three months ended September 30, 2023, we amortized $12 million of deferred financing cost in Interest expense, of which $11 million related to our senior unsecured bridge term loan facility (the "Bridge Loan").

Income Taxes

	Three Months Ended September 30,
	2024	2023
Effective tax rate	22.3%	37.6%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 22.3% for the three months ended September 30, 2024 compared with 37.6% for the three months ended September 30, 2023. The year-over-year decrease was primarily driven by the absence of the non-deductible loss of $257 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business and a tax charge of $19 million related to the Company's intention to no longer permanently reinvest historical earnings from certain jurisdictions.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

The following represents our consolidated net sales and operating results:

	Nine Months Ended September 30,
(In millions)	2024	2023	Period Change	% Change
Net sales	$17,338	$14,635	$2,703	18%
Cost of products and services sold	(12,701)	(10,590)	(2,111)	20%
Gross margin	4,637	4,045	592	15%
Operating expenses	(2,765)	(2,424)	(341)	14%
Operating profit	1,872	1,621	251	15%
Non-operating income (expense), net	(291)	(126)	(165)	131%
Income from operations before income taxes	1,581	1,495	86	6%
Income tax expense	(339)	(453)	114	(25)%
Earnings (loss) from continuing operations	1,242	1,042	200	19%
Discontinued operations, net of tax	1,897	(41)	1,938	(4727)%
Net earnings (loss)	3,139	1,001	2,138	214%
Less: Non-controlling interest in subsidiaries' earnings from operations	86	72	14	19%
Net earnings (loss) attributable to common shareowners	$3,053	$929	$2,124	229%

Net Sales

For the nine months ended September 30, 2024, Net sales were $17.3 billion, a 18% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Nine Months Ended September 30, 2024
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	17%
Total % change	18%

Organic sales for the nine months ended September 30, 2024 increased by 2% compared with the same period of 2023. The organic increase was primarily driven by our HVAC segment due to improved end-markets in the Americas, which more than offset reduced end-markets in EMEA and Asia. Results in Refrigeration were flat compared to the prior year as each of the segment's businesses experienced challenges in certain end-markets. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the nine months ended September 30, 2024, gross margin was $4.6 billion, a 15% increase compared with the same period of 2023. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Net sales	$17,338	$14,635
Cost of products and services sold	(12,701)	(10,590)
Gross margin	$4,637	$4,045
Percentage of net sales	26.7%	27.6%

Gross margin increased by $592 million compared with the nine months ended September 30, 2023. The main driver of the increase related to ongoing customer demand, pricing improvements and our continued focus on productivity initiatives. Operating results associated with the VCS Business since the date of acquisition further benefited gross margin during the period. However, the results of the VCS Business included inventory step-up, backlog amortization and intangible asset amortization resulting from the recognition of acquired assets at fair value. These costs had a 270 basis point unfavorable impact on gross margin as a percentage of Net sales. As a result, gross margin as a percentage of Net sales decreased by 90 basis points compared with the same period of 2023.

Operating Expenses

For the nine months ended September 30, 2024, operating expenses, including Equity method investment net earnings, were a benefit of $2.8 billion, a 14% increase compared with the same period of 2023. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Selling, general and administrative	$(2,394)	$(1,870)
Research and development	(524)	(355)
Equity method investment net earnings	187	171
Other income (expense), net	(34)	(370)
Total operating expenses	$(2,765)	$(2,424)
Percentage of net sales	15.9%	16.6%

For the nine months ended September 30, 2024, Selling, general and administrative expenses were $2.4 billion, a 28% increase compared with the same period of 2023. The increase is primarily due to incremental expenses associated with the VCS Business since the date of acquisition. In addition, higher compensation and other employee-related costs further contributed to the increase. The current period also included $87 million of acquisition and divestiture-related costs compared with $58 million during the nine months ended September 30, 2023.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future energy efficiency and refrigerant regulation changes and in digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2024, Equity method investment net earnings were $187 million, a 9% increase compared with the same period of 2023. The increase was primarily driven by higher earnings in HVAC joint ventures across all regions. The increase was partially offset by a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt. In addition, prior year results include a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the nine months ended September 30, 2024, we recognized a $46 million gain associated with our share of United Technologies Corporation's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS"). In connection with the acquisition of the VCS Business, we recognized an $86 million loss on the mark-to-market valuation of our window forward contracts associated with the cash outflows of the Euro-denominated purchase price. During the nine months ended September 30, 2023, we recognized a $368 million loss on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

Non-Operating Income (Expense), net

For the nine months ended September 30, 2024, Non-operating income (expense), net was $291 million, a 131% increase compared with the same period of 2023. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Non-service pension (expense) benefit	$(1)	$—

Interest expense	$(462)	$(209)
Interest income	172	83
Interest (expense) income, net	$(290)	$(126)

Non-operating income (expense), net	$(291)	$(126)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the nine months ended September 30, 2024, Interest expense was $462 million, a 121% increase compared with the same period of 2023. In connection with the acquisition of the VCS Business, we entered into several financing arrangements to fund the Euro-denominated purchase price. We also redeemed $1.0 billion aggregate principal amount of 5.80% notes due in 2025 and completed tender offers to repurchase approximately $1.0 billion aggregate principal which included $125 million of notes due 2034, $350 million of notes due 2054 and approximately $600 million of notes due 2050. Upon settlement, we incurred a make-whole premium of $8 million in Interest expense, wrote off $11 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $97 million in Interest income. During the nine months ended September 30, 2023, we amortized $34 million of deferred financing cost in Interest expense, of which $30 million related to our Bridge Loan.

Income Taxes

	Nine Months Ended September 30,
	2024	2023
Effective tax rate	21.4%	30.3%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 21.4% for the nine months ended September 30, 2024, compared with 30.3% for the nine months ended September 30, 2023. The year-over-year decrease was primarily driven by the $368 million loss on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business during the nine months ended September 30, 2023. In addition, the Company recognized a tax benefit of $21 million associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS") during the nine months ended September 30, 2024.

SEGMENT REVIEW

We have two operating segments:
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

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2024	2023	2024	2023	2024	2023
HVAC	$5,058	$4,008	$741	$763	14.7%	19.0%
Refrigeration	938	924	109	107	11.6%	11.6%
Total segment	$5,996	$4,932	$850	$870	14.2%	17.6%

HVAC Segment

For the three months ended September 30, 2024, Net sales in our HVAC segment were $5.1 billion, a 26% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	6%
Acquisitions and divestitures, net	20%
Total % change in Net sales	26%

The organic increase in Net sales of 6% was driven by continued strong results in the segment. Growth in the Americas (up 9%) was primarily driven by our Commercial and Residential businesses which benefited from strong customer demand and pricing improvements. This was partially offset by lower volumes in our Light Commercial business. Growth in EMEA (up 3%) was primarily driven by ongoing customer demand and pricing improvements in our Commercial business. Residential markets continue to be impacted by reduced volume compared with the prior year. Results in Asia (down 3%) were impacted by lower demand in the region, primarily in China.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 20% to Net sales during the three months ended September 30, 2024, and is included in Acquisitions and divestitures, net.

For the three months ended September 30, 2024, Operating profit in our HVAC segment was $741 million, a 3% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	11%
Acquisitions and divestitures, net	7%
Restructuring	(4)%
Amortization of acquired intangibles	(18)%
Other	1%
Total % change in Operating profit	(3)%

The operational profit increase of 11% was primarily attributable to ongoing customer demand and pricing improvements in certain end-markets compared with the prior year. In addition, favorable material costs drove productivity benefits in the segment. These benefits more than offset volume reductions in certain end-markets and lower earnings from equity method investments. However, the prior year included a $16 million benefit recognized in connection with a favorable tax ruling at a minority owned joint venture.

Refrigeration Segment

For the three months ended September 30, 2024, Net sales in our Refrigeration segment were $938 million, a 1% increase compared to the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	1%
Foreign currency translation	—%
Total % change in Net sales	1%

The organic increase in Net Sales of 1% was primarily driven by volume growth and price improvements within certain end-markets compared with the prior year. Transport refrigeration results increased (up 4%) compared to the prior year primarily due to strong container end-markets. In addition, higher volumes in Asia further benefited results but were more than offset by lower end-market demand in North America and Europe. Results for Commercial refrigeration decreased (down 3%) compared with the prior year, primarily driven by reduced end-market demand in China. In addition, economic conditions and inflationary cost pressures impacted end-market demand in Europe.

For the three months ended September 30, 2024, Operating profit in our Refrigeration segment was $109 million, a 2% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	7%
Foreign currency translation	(1)%
Other	(4)%
Total % change in Operating profit	2%

The increase in operational profit of 7% was primarily driven by favorable productivity initiatives and price improvements compared with the prior year. In addition, volume growth in certain end-markets further benefited the segment. These amounts were partially offset by volume reductions in certain other end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit. Amounts reported in Other represent $3 million of divestiture-related costs associated with the sale of CCR.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Summary performance for each of our segments is as follows:

	Net Sales		Operating Profit		Operating Profit Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023	2024	2023
HVAC	$14,569	$11,846	$1,857	$1,940	12.7%	16.4%
Refrigeration	2,795	2,794	319	327	11.4%	11.7%
Total segment	$17,364	$14,640	$2,176	$2,267	12.5%	15.5%

HVAC Segment

For the nine months ended September 30, 2024, Net sales in our HVAC segment were $14.6 billion, a 23% increase compared with the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	3%
Acquisitions and divestitures, net	20%
Total % change in Net sales	23%

The organic increase in Net sales of 3% was driven by continued strong results in the segment. Growth in the Americas (up 7%) was primarily driven by our Commercial and Light Commercial businesses which benefited from ongoing customer demand and pricing improvements. Moderate growth in our Residential business was due to higher volumes compared with the prior year. EMEA (down 2%) continues to be impacted by reduced volumes in residential markets. The reduction was partially offset by ongoing customer demand and pricing improvements in our Commercial business. Results in Asia (down 3%) were impacted by lower demand in the region, primarily in China.

On January 2, 2024, we acquired the VCS Business, a leading manufacturer of high efficiency heating and renewable energy systems in Europe. The results of the VCS Business have been included in our Unaudited Condensed Consolidated Financial Statements since the date of acquisition. The transaction added 20% to Net sales during the nine months ended September 30, 2024 and is included in Acquisitions and divestitures, net.

For the nine months ended September 30, 2024, Operating profit in our HVAC segment was $1.9 billion, a 4% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	17%
Acquisitions and divestitures, net	1%
Restructuring	(3)%
Amortization of acquired intangibles	(21)%
Other	2%
Total % change in Operating profit	(4)%

The operational profit increase of 17% was primarily attributable to ongoing customer demand and pricing improvements in certain end-markets compared with the prior year. In addition, favorable material and logistics costs drove productivity benefits in the segment. These benefits more than offset volume reductions in certain end-markets. Higher earnings from equity method investments further benefited operational profit in the segment. The increase was partially offset by a $23 million charge associated with the devaluation of U.S. Dollar denominated balances at an HVAC equity investment in Egypt.

Refrigeration Segment

For the nine months ended September 30, 2024, Net sales in our Refrigeration segment were $2.8 billion, flat compared to the same period of 2023. The components of the year-over-year change were as follows:

Net Sales
Organic	—%
Foreign currency translation	—%
Total % change in Net sales	—%

Organic Net sales was flat compared to the prior year as the segment experienced challenges in certain end-markets during the period. Transport refrigeration results increased (up 1%) compared to the prior year primarily due to strong container markets. In addition, higher volumes in Asia and Europe further benefited results but were more than offset by lower end-market demand in North America. Results for Commercial refrigeration decreased (down 4%) compared with the prior year, primarily driven by lower volumes in Europe as economic conditions and inflationary cost pressures impacted end-market demand. In addition, Asia results were impacted by reduced end-market demand in China.

For the nine months ended September 30, 2024, Operating profit in our Refrigeration segment was $319 million, a 2% decrease compared with the same period of 2023. The components of the year-over-year change were as follows:

Operating Profit
Operational	6%
Foreign currency translation	(1)%
Restructuring	3%
Other	(10)%
Total % change in Operating profit	(2)%

The increase in operational profit of 6% was primarily driven by favorable productivity initiatives and price improvements compared with the prior year. In addition, volume growth in certain end-markets further benefited the segment. These amounts were partially offset by volume reductions in certain other end-markets. Inflationary cost pressures are moderating but continue to impact our operating profit. Amounts reported in Other represent $11 million of divestiture-related costs associated with the sale of CCR. In addition, the prior year includes a $24 million gain on the sale of a business within Transport refrigeration.

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

As of September 30, 2024, we had cash and cash equivalents of $2.2 billion, of which approximately 68% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2024 and December 31, 2023, the amount of such restricted cash was approximately $14 million and $2 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$2,225	$9,852
Total debt	$12,432	$14,293
Total equity	$15,042	$9,005

Net debt (total debt less cash and cash equivalents)	$10,207	$4,441
Total capitalization (total debt plus total equity)	$27,474	$23,298
Net capitalization (total debt plus total equity less cash and cash equivalents)	$25,249	$13,446
Total debt to total capitalization	45%	61%
Net debt to net capitalization	40%	33%

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

In March 2024, borrowings under the 60-day loan were repaid. In May 2024, the Revolver was terminated and refinanced in order to extend its maturity to May 2025. In addition, we redeemed our $1.0 billion aggregate principal amount of 5.80% notes due in 2025 and repaid borrowings under the Delayed Draw Facility in June 2024, which was subsequently terminated. In August 2024, we completed tender offers on certain tranches of our notes which included $125 million of notes due 2034, $350 million of notes due 2054 and approximately $600 million of notes due 2050.

Borrowings and Lines of Credit

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.0 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in May 2028 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of September 30, 2024, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2025 and 2054. Interest payments related to long-term notes are expected to approximate $433 million per year, reflecting an approximate weighted-average interest rate of 3.53%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

The following table presents our credit ratings and outlook as of September 30, 2024:

Rating Agency	Long-term Rating (1)	Short-term Rating (2)	Outlook (2) (3)
Standards & Poor's ("S&P")	BBB	A2	Positive
Moody's Investors Service Inc. ("Moody's")	Baa2	P2	Positive
Fitch Ratings ("Fitch")	BBB	F2	Positive
(1) The long-term rating was upgraded by Moody's to Baa2 on May 13, 2024. Fitch's was updated in December 2023.
(2) Fitch upgraded its short-term rating to F2 from F3 and revised its outlook to positive from stable on July 11, 2024.
(3) S&P revised its outlook to positive from stable in December 2023.

Portfolio Transformation

On June 2, 2024, we completed the divestiture of Access Solutions for cash proceeds of $5.0 billion, subject to customary working capital and other adjustments. On July 1, 2024, we completed the divestiture of Industrial Fire to Sentinel Capital Partners for cash proceeds of $1.4 billion, subject to customary working capital and other adjustments. Consistent with our capital allocation strategy, the net proceeds will be used to fund repayment of debt, investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes.

On December 12, 2023, we entered into a stock purchase agreement to sell CCR to Haier Group Corporation for an enterprise value of approximately $775 million. The sale of CCR was completed on October 1, 2024. On August 15, 2024, we entered into a stock purchase agreement to sell the CRF Business to an affiliate of Lone Star Funds for an enterprise value of approximately $3.0 billion. The transaction is expected to close in 2024.

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

During the nine months ended September 30, 2024, we repurchased 6.2 million shares of common stock for an aggregate purchase price of $0.4 billion. As a result we had approximately $1.7 billion remaining under the current authorization at September 30, 2024. In addition, our Board of Directors approved a $3 billion increase to our existing share repurchase program in October 2024.

Dividends

We paid dividends on common stock during the nine months ended September 30, 2024, totaling $514 million. In October 2024, the Board of Directors declared a dividend of $0.19 per share of common stock payable on November 18, 2024, to shareowners of record at the close of business on October 25, 2024.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash flows provided by (used in):
Continuing operating activities	$1,208	$1,345
Continuing investing activities	(11,331)	(284)
Continuing financing activities	(2,939)	(673)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by continuing operating activities was primarily driven by an increase in working capital balances compared with the prior period. Improved cash conversion and lower inventory levels were more than offset by lower accounts payable balances.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2024, net cash used in continuing investing activities was $11.3 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $187 million related to settlement of derivatives and $302 million of capital expenditures. During the nine months ended September 30, 2023, net cash used in continuing investing activities was $284 million. The primary driver of the outflow related to $217 million of capital expenditures. In addition, we settled working capital and other transaction-related items associated with the acquisition of Toshiba Carrier Corporation and invested in several businesses. These amounts totaled $69 million, net of cash acquired and were partially offset by the proceeds from the sale of a business during the period.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the nine months ended September 30, 2024, net cash used in continuing financing activities was $2.9 billion. The primary driver of the outflow is due to repayments of long-term debt of $4.5 billion which includes prepayments of the Delayed Draw Facility, redemption of our 5.80% notes due in 2025 and tender offers of approximately $1.0 billion. In addition, we made payments totaling $431 million to repurchase shares of our common stock and dividend payments of $514 million to our common shareowners. These outflows were partially offset by the proceeds of borrowings used to fund the cash portion of the acquisition of the VCS Business. During the nine months ended September 30, 2023, net cash used in continuing financing activities was $673 million. The primary driver of the outflow related to the payment of $465 million in dividends to our common shareowners. In addition, we paid $62 million to repurchase shares of our common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2024. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2023 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended September 30, 2024, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2024
July 1 - July 31	—	$—	—	$2,129
August 1 - August 31	3,730	$67.00	3,730	$1,879
September 1 - September 30	2,438	$74.37	2,438	$1,697
Total	6,168	$69.91	6,168

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up $4.1 billion of the Company's outstanding common stock. In October 2024, the Company's Board of Directors approved a $3 billion increase to the Company's existing share repurchase program.

On January 2, 2024, the Company completed the acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) $11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, which were issued to Viessmann in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Settlement and Plan Support Agreement, dated as of October 18, 2024
15	Letter Re: Unaudited Interim Financial Information*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20240930.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20240930.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20240930_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20240930_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20240930_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20240930_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 25, 2024	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 25, 2024	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)