Form 10-Q
period 2025-03-31
CARRIER GLOBAL Corp
filed 2025-05-01
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2025, there were 857,309,847 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net sales
Product sales	$4,652	$4,842
Service sales	566	578
Total Net sales	5,218	5,420
Costs and expenses
Cost of products sold	(3,358)	(3,582)
Cost of services sold	(415)	(453)
Research and development	(153)	(192)
Selling, general and administrative	(729)	(807)
Total Costs and expenses	(4,655)	(5,034)
Equity method investment net earnings	44	31
Other income (expense), net	22	(32)
Operating profit	629	385
Non-service pension (expense) benefit	1	—
Interest (expense) income, net	(82)	(141)
Earnings before income taxes	548	244
Income tax (expense) benefit	(111)	(47)
Earnings from continuing operations	437	197
Discontinued operations, net of tax	—	92
Net earnings (loss)	437	289
Less: Non-controlling interest in subsidiaries'	25	20
Net earnings (loss) attributable to common shareowners	$412	$269
Amounts attributable to common shareowners:
Continuing operations	$412	$177
Discontinued operations	—	92
Net earnings (loss) attributable to common shareowners	$412	$269
Earnings per share
Basic:
Continuing operations	$0.47	$0.20
Discontinued operations	—	0.10
Net earnings (loss)	$0.47	$0.30
Diluted:
Continuing operations	$0.47	$0.19
Discontinued operations	—	0.10
Net earnings (loss)	$0.47	$0.29
Weighted-average number of shares outstanding
Basic	866.9	899.2
Diluted	878.3	913.0
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net earnings (loss)	$437	$289
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	634	(388)
Amortization of unrealized cash flow hedging gain (loss)	(1)	(1)
Other comprehensive income (loss), net of tax	633	(389)
Comprehensive income (loss)	1,070	(100)
Less: Comprehensive income (loss) attributable to non-controlling interest	25	17
Comprehensive income (loss) attributable to common shareowners	$1,045	$(117)
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,698	$3,969
Accounts receivable, net	2,979	2,651
Inventories, net	2,648	2,299
Other current assets	1,119	972
Total current assets	8,444	9,891
Future income tax benefits	1,149	1,131
Fixed assets, net	3,040	2,999
Operating lease right-of-use assets	563	554
Intangible assets, net	6,480	6,432
Goodwill	14,959	14,601
Pension and post-retirement assets	48	43
Equity method investments	1,253	1,194
Other assets	511	558
Total Assets	$36,447	$37,403

Liabilities and Equity
Accounts payable	$3,015	$2,458
Accrued liabilities	3,892	4,182
Current portion of long-term debt	104	1,252
Total current liabilities	7,011	7,892
Long-term debt	11,080	11,026
Future pension and post-retirement obligations	218	214
Future income tax obligations	2,028	2,015
Operating lease liabilities	437	432
Other long-term liabilities	1,475	1,429
Total Liabilities	22,249	23,008
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(5,188)	(3,915)
Additional paid-in capital	8,616	8,610
Retained earnings	11,895	11,483
Accumulated other comprehensive loss	(1,473)	(2,106)
Non-controlling interest	339	314
Total Equity	14,198	14,395
Total Liabilities and Equity	$36,447	$37,403
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	412	25	437
Other comprehensive income (loss), net of tax	633	—	—	—	—	—	633
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	23	—	—	23
Treasury stock repurchase	—	—	(1,273)	—	—	—	(1,273)
Balance as of March 31, 2025	$(1,473)	$9	$(5,188)	$8,616	$11,895	$339	$14,198

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net earnings (loss)	—	—	—	—	269	20	289
Other comprehensive income (loss), net of tax	(386)	—	—	—	—	(3)	(389)
Shares issued under incentive plans, net	—	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	—	23	—	—	23
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Balance as of March 31, 2024	$(1,872)	$9	$(1,972)	$8,536	$6,860	$345	$11,906
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating Activities
Net earnings (loss)	$437	$289
Discontinued operations, net of tax	—	(92)
Adjustments for non-cash items, net:
Depreciation and amortization	303	308
Deferred income tax provision	(69)	(104)
Stock-based compensation costs	23	19
Equity method investment net earnings	(44)	(31)
(Gain) loss on sale of investments / deconsolidation	(5)	—
Changes in operating assets and liabilities
Accounts receivable, net	(362)	(181)
Inventories, net	(301)	(83)
Accounts payable and accrued liabilities	481	(146)
Distributions from equity method investments	77	7
Other operating activities, net	(52)	59
Net cash flows provided by (used in) continuing operating activities	488	45
Net cash flows provided by (used in) discontinued operating activities	(5)	(5)
Net cash flows provided by (used in) operating activities	483	40
Investing Activities
Capital expenditures	(63)	(102)
Investment in businesses, net of cash acquired	(12)	(10,772)
Dispositions of businesses	8	—
Settlement of derivative contracts, net	36	(209)
Other investing activities, net	1	3
Net cash flows provided by (used in) continuing investing activities	(30)	(11,080)
Net cash flows provided by (used in) discontinued investing activities	7	(1)
Net cash flows provided by (used in) investing activities	(23)	(11,081)
Financing Activities
Increase (decrease) in short-term borrowings, net	(49)	20
Issuance of long-term debt	9	2,548
Repayment of long-term debt	(1,205)	(5)
Repurchases of common stock	(1,288)	—
Dividends paid on common stock	(198)	(159)
Dividends paid to non-controlling interest	—	(2)
Other financing activities, net	(16)	(19)
Net cash flows provided by (used in) continuing financing activities	(2,747)	2,383
Net cash flows provided by (used in) discontinued financing activities	—	(4)
Net cash flows provided by (used in) financing activities	(2,747)	2,379
Effect of foreign exchange rate changes on cash and cash equivalents	17	(68)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(2,270)	(8,730)
Less: Change in cash balances classified as assets held for sale	—	(59)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,270)	(8,671)
Cash, cash equivalents and restricted cash, beginning of period	3,972	9,853
Cash, cash equivalents and restricted cash, end of period	1,702	1,182
Less: restricted cash	4	2
Cash and cash equivalents, end of period	$1,698	$1,180
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, ventilating, air conditioning ("HVAC") and cold chain transportation solutions to enhance the lives we live and the world we share. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2024 filed with the SEC on February 11, 2025 (the "2024 Form 10-K").

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

Portfolio Transformation

During 2024, the Company completed several activities designed to simplify its business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, the Company acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial HVAC provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and cold-chain solutions. In addition, the Company divested its Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in its Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations in the accompanying financial statements. The Company also divested its Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Segment Reorganization

As a result of the Company's portfolio transformation, the Company revised its reportable segments during the first quarter to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company has three new regional HVAC operating segments. Combined with the Climate Solutions Transportation operating segment, the four operating segments also serve as the Company's reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with the Company's Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure. See Note 17 – Segment Financial Data for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of March 31, 2025, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires additional disclosures and is not expected to have a material impact on the Company's financial statements.

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

Inventories, net consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$653	$625
Work-in-process	216	213
Finished goods	1,779	1,461
Inventories, net	$2,648	$2,299

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $241 million and $215 million as of March 31, 2025 and December 31, 2024, respectively.

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

In connection with its revised segment structure, the Company performed a quantitative goodwill impairment test on its reporting units prior to the reorganization to determine if any impairment existed. The tests did not indicate any goodwill impairment. The Company then reassigned goodwill among its new reporting units using a relative fair value approach.

The changes in the carrying amount of reassigned goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2024	$5,059	$7,035	$1,380	$1,127	$14,601
Foreign currency translation	1	319	28	10	358
Balance as of March 31, 2025	$5,060	$7,354	$1,408	$1,137	$14,959

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	March 31, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,818	$(1,115)	$4,703	$5,607	$(939)	$4,668
Patents and trademarks	915	(165)	750	885	(147)	738
Service portfolios and other	1,585	(558)	1,027	1,530	(504)	1,026
Total intangible assets	$8,318	$(1,838)	$6,480	$8,022	$(1,590)	$6,432

Amortization of intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Amortization expense of Intangible assets	$208	$211

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
2.242% Notes due 2025 (1)	$—	$1,200
2.493% Notes due 2027	900	900
4.125% Notes due 2028	809	783
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	917	887
5.900% Notes due 2034	875	875
3.625% Notes due 2037	809	783
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,610	11,728
Japanese Term Loan Facility	358	342
Other debt (including project financing obligations and finance leases)	302	296
Discounts and debt issuance costs	(86)	(88)
Total debt	11,184	12,278
Less: current portion of long-term debt	104	1,252
Long-term debt, net of current portion	$11,080	$11,026
(1) 2.242% Notes due February 15, 2025; repaid during February 2025.

Revolving Credit Facility

On December 20, 2024, the Company refinanced its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.5 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company capitalized $11 million of deferred financing costs which are being amortized over its term. As of March 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of March 31, 2025, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $6 million and $10 million of debt during the three months ended March 31, 2025 and 2024, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2025 and 2024, were zero and $5 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2025, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

During 2022, the Company entered into cross currency swaps with various financial institutions to fund a portion of the Yen-denominated purchase price of Toshiba Carrier Corporation ('TCC"). The cross currency swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates as well as credit default swap spreads. The Company designated the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. From time to time, the Company settles and enters into new cross currency swaps with the same purpose and characteristics as initially established.

The remaining portion of the Yen-denominated purchase price was funded by the Japanese Term Loan Facility. The carrying value of the facility is translated on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. The Company designated the Japanese Term Loan Facility as a partial hedge of its investment in certain subsidiaries whose functional currency is the Japanese Yen in order to manage foreign currency translation risk. As a result, changes in the carrying value of the term loan facility associated with foreign exchange rate movements are recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

During 2023, the Company entered into several interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts had an aggregate notional amount of $1.5 billion and were designated as cash flow hedges with changes in fair value reported in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. Fair value was measured on a recurring basis using observable market inputs, such as forward, discount and interest rates. In November 2023, the contracts were settled upon the issuance of the underlying debt. As a result, the Company deferred a net unrecognized gain of $58 million in Equity which will be subsequently recognized in Interest expense over the term of the related notes which range from 2034 to 2054. The amount expected to be amortized during 2025 is a net gain of $4 million.

The Company enters into cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps have an aggregate notional amount of $2.0 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designates the cross currency swaps as a partial hedge of its investments in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2025
Derivative assets (1)	$64	$—	$64	$—
Derivative liabilities (2)	$(33)	$—	$(33)	$—

December 31, 2024
Derivative assets (1)	$82	$—	$82	$—
Derivative liabilities (2)	$(41)	$—	$(41)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$10,610	$9,774	$11,728	$10,798
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

Contributions to the plans were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Defined benefit plans	$5	$6
Defined contribution plans	$35	$39
Multi-employer pension plans	$3	$4

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Service cost	$3	$4
Interest cost	7	7
Expected return on plan assets	(8)	(7)
Net periodic pension expense (benefit)	$2	$4

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Equity compensation costs - equity settled	$23	$22
Equity compensation costs - cash settled (1)	(1)	—
Total stock-based compensation expense	$22	$22

Amounts recorded in continuing operations	$22	$19
Amounts recorded in discontinued operations	—	3
Total stock-based compensation expense	$22	$22
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

The changes in the carrying amount of warranty related provisions are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance as of January 1,	$786	$568
Warranties, performance guarantees issued and changes in estimated liability	89	91
Settlements made	(69)	(57)
Other	8	(4)
Acquisitions	—	202
Balance as of March 31,	$814	$800

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2025 and December 31, 2024, 949,244,473 and 948,068,772 shares of common stock were issued, respectively, which includes 89,054,545 and 70,093,639 shares of treasury stock, respectively.

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

During the three months ended March 31, 2025, the Company repurchased 19.0 million shares of common stock for an aggregate purchase price of $1.3 billion. As a result, the Company had approximately $1.9 billion remaining under the current authorization at March 31, 2025.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(2,053)	$(107)	$54	$(2,106)
Other comprehensive income (loss) before reclassifications, net	634	—	—	634
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2025	$(1,419)	$(107)	$53	$(1,473)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)
Other comprehensive income (loss) before reclassifications, net	(385)	—	—	(385)
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2024	$(1,829)	$(100)	$57	$(1,872)

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Sales Type
Product	$2,319	$2,105
Service	253	255
Climate Solutions Americas sales	2,572	2,360

Product	1,071	1,238
Service	98	54
Climate Solutions Europe sales	1,169	1,292

Product	660	728
Service	166	156
Climate Solutions Asia Pacific, Middle East & Africa sales	826	884

Product	602	772
Service	49	112
Climate Solutions Transportation sales	651	884

Net sales	$5,218	$5,420

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Contract assets (included within Other current assets)	$452	$366
Contract assets, non-current (included within Other assets)	35	65
Total contract assets	487	431

Contract liabilities (included within Accrued liabilities)	(542)	(553)
Contract liabilities, non-current (included within Other long-term liabilities)	(168)	(164)
Total contract liabilities	(710)	(717)
Net contract assets (liabilities)	$(223)	$(286)

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

The Company recognized revenue of $180 million during the three months ended March 31, 2025, that related to contract liabilities as of January 1, 2025. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Climate Solutions Americas	$3	$(1)
Climate Solutions Europe	—	10
Climate Solutions Asia Pacific, Middle East & Africa	1	(2)
Climate Solutions Transportation	1	—
Total Segment	5	7
Corporate and other	3	1
Total restructuring costs (1)	$8	$8

Cost of sales	$2	$8
Selling, general and administrative	6	—
Total restructuring costs (1)	$8	$8
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance as of January 1,	$69	$41
Net pre-tax restructuring costs	4	8
Acquisitions	—	8
Utilization, foreign exchange and other	(17)	(19)
Balance as of March 31,	$56	$38

As of March 31, 2025, the Company had $56 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 20.3% for the three months ended March 31, 2025 compared with 19.3% for the three months ended March 31, 2024. The year-over-year increase was primarily driven by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the U.S. Internal Revenue Service ("IRS") recognized during the three months ended March 31, 2024. In addition, the three months ended March 31, 2025 included an $8 million tax benefit generated by the purchase of investment tax credits from a third-party.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. The IRS finalized the examination of UTC's tax years 2017 and 2018 resulting in the recognition of a tax benefit of $21 million in the first quarter of 2024. The IRS examination of UTC's tax year 2020, which Carrier was included in through the date of Distribution, is expected to conclude in 2025. Carrier's tax year 2022 is under examination by the IRS, but is in an early stage. In the three months ended March 31, 2025, the Australia tax office began an audit of the Company's 2021 tax return, including the review of the disentanglement of the Chubb Australia business. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Poland, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2020 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $15 million to $30 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net earnings (loss) attributable to common shareowners	$412	$269

Basic weighted-average number of shares outstanding	866.9	899.2
Stock awards and equity units (share equivalent)	11.4	13.8
Diluted weighted-average number of shares outstanding	878.3	913.0

Antidilutive shares excluded from computation of diluted earnings per share	3.7	4.2

NOTE 15: ACQUISITIONS

Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.

Viessmann Climate Solutions

On January 2, 2024, the Company completed the acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) $11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, subject to certain lock-up provisions and anti-dilution protection. The Company funded the cash portion of the purchase price with a combination of cash on hand, long term debt issuances and borrowings under various term facilities.

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

The components of the purchase price are as follows:

(In millions)	January 2, 2024
Cash	$11,156
Common shares (58,608,959 shares at $51.20 per share)	3,001
Total consideration	$14,157

The allocation of the purchase price is as follows:

(In millions)	January 2, 2024
Cash and cash equivalents	$393
Accounts receivable	413
Inventories	920
Other current assets	17
Fixed assets	919
Intangible assets	6,645
Other assets	299
Accounts payable	(290)
Other liabilities, current	(663)
Future income tax obligations	(1,810)
Other liabilities	(301)
Total identifiable net assets	6,542
Goodwill	7,607
Total consideration	$14,149

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

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Key assumptions used in estimating future cash flows included projected short-term revenue growth rates, research and development expenses, EBITDA margins, income tax rates, discount rates, customer attrition rates, royalty rates, contributory asset charge and obsolescence rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate. The Company finalized the process of allocating the purchase price and valuing the acquired assets and liabilities during 2024.

During 2024, $40 million of acquisition-related costs were incurred, of which $30 million was recognized during the three months ended March 31, 2024. These acquisition costs are reflected within Selling, general and administrative in the Condensed Consolidated Statement of Operations.

The assets, liabilities and results of operations of the VCS Business were consolidated in the accompanying Condensed Consolidated Financial Statements as of the date of acquisition and reported primarily within the Company's Climate Solutions Europe segment.

NOTE 16: DIVESTITURES

Discontinued Operations

During 2024, the Company exited its Fire & Security segment in multiple transactions that represented a single disposal plan to separately divest multiple businesses over different reporting periods. As a result, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Statement of Cash Flows. Amounts reported during 2024 include the operating results of each component through their respective date of sale and related gain on sale. Amounts reported during 2025 relate to retained obligations from these business divestitures.

The components of Discontinued operations, net of tax are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$—	$762
Costs of sales	—	(442)
Research and development	—	(32)
Selling, general and administrative	—	(178)
Other income (expense), net	—	5
Interest (expense) income, net	—	(24)
Earnings before income taxes	—	91
Income tax (expense) benefit	—	1
Discontinued operations, net of tax	$—	$92

On December 2, 2024, the Company completed the sale of the Commercial and Residential Fire business ("CRF Business") for cash proceeds of $2.9 billion. The CRF Business, historically reported in the Company's Fire & Security segment, is a leading manufacturer of fire detection and alarm solutions for both commercial and residential applications. Upon sale, the Company recognized a net gain on the sale of $1.4 billion, which is included in Discontinued operations, net of tax. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of the CRF Business.

On July 1, 2024, the Company completed the sale of its Industrial Fire business ("Industrial Fire") for cash proceeds of $1.4 billion. Industrial Fire, historically reported in the Company's Fire & Security segment, is a leading manufacturer of a full spectrum of fire detection and suppression solutions and services in critical high-hazard environments, including oil and gas, power generation, marine and offshore facilities, automotive, data centers and aircraft hangars. Upon sale, the Company recognized a net gain on the sale of $319 million, which is included in Discontinued operations, net of tax.

On June 2, 2024, the Company completed the sale of its Access Solutions business ("Access Solutions") for cash proceeds of $5.0 billion. Access Solutions, historically reported in the Company's Fire & Security segment, is a global supplier of physical security and digital access solutions supporting the hospitality, commercial, education and military markets. Upon sale, the Company recognized a net gain on the sale of $1.8 billion, which is included in Discontinued operations, net of tax.

Continuing Operations

On October 1, 2024, the Company completed the sale of CCR for cash proceeds of $679 million. CCR, historically reported in the Company's Climate Solutions Transportation segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. Upon sale, the Company recognized a gross gain on the sale of $318 million, which is included in Other income (expense), net. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

NOTE 17: SEGMENT FINANCIAL DATA

The Company conducts its operations through four reportable operating segments. In accordance with ASC 280 - Segment Reporting, the Company's segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company's CODM in deciding how to allocate resources and in assessing performance.

•Climate Solutions Americas (CSA) provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in North and South America while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Europe (CSE) provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Europe while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Asia Pacific, Middle East & Africa (CSAME) provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Asia Pacific, the Middle East and Africa while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Transportation (CST) includes global transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail.

The Corporate and Other category primarily includes corporate administrative functions such as tax, treasury, internal audit, legal and human resources. A portion of these costs and costs associated with shared service centers that provide transaction processing, accounting and other business support functions are allocated to the reportable segments.

Segment operating profit is the measure of profit and loss that the Company’s CODM, the Chief Executive Officer (“CEO”), uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. It represents operating profit (a GAAP measure) adjusted to exclude restructuring costs, amortization of acquired intangible assets and other significant items of a nonoperational nature. Targets are established on an annual basis and used by the CODM throughout the year to compare with actual results. Quarterly forecasts supplement annual targets and provide incremental information utilized to assess the performance of a segment. Variance analysis further provides insight into segment end-markets and operational cost optimization. These results also support the CODM to manage the Company’s business portfolio.

Consistent with the management approach for segment reporting, the tables below present reported external net sales and significant expense categories for each of the Company’s segments that are regularly provided to the CODM and included in its reported measure of segment profit or loss. The Company manages research and development costs on a global basis and allocates these costs to the reportable segments.

A summary of results by reportable segment are as follows:

	Three Months Ended March 31, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,572	$1,169	$826	$651	$5,218
Cost of goods sold	(1,700)	(788)	(609)	(471)	(3,568)
Research and development	(86)	(18)	(15)	(16)	(135)
Selling, general and administrative	(250)	(257)	(112)	(69)	(688)
Equity method investment net earnings	26	(2)	18	2	44
Other income (expense), net	8	1	13	—	22
Segment operating profit	$570	$105	$121	$97	$893

	Three Months Ended March 31, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,360	$1,292	$884	$884	$5,420
Cost of goods sold	(1,623)	(826)	(643)	(651)	(3,743)
Research and development	(109)	(23)	(19)	(22)	(173)
Selling, general and administrative	(231)	(275)	(128)	(96)	(730)
Equity method investment net earnings	23	(1)	7	2	31
Other income (expense), net	5	—	7	(4)	8
Segment operating profit	$425	$167	$108	$113	$813

	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation to Earnings before income taxes
Segment operating profit	$893	$813

Corporate and other	(50)	(49)
Restructuring costs	(8)	(8)
Amortization of acquired intangibles	(201)	(172)
Acquisition on step-up amortization	—	(111)
Acquisition/divestiture-related costs	(5)	(48)
Viessmann-related hedges	—	(86)
Gain on liability adjustment	—	46
Non-service pension (expense) benefit	1	—
Interest (expense) income, net	(82)	(141)
Earnings before income taxes	$548	$244

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In millions)	2025	2024
United States	$2,738	$2,547
International:
Europe	1,401	1,751
Asia Pacific	941	960
Other	138	162
Net sales	$5,218	$5,420

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Sales to equity method investees included in Product sales	$780	$723
Purchases from equity method investees included in Cost of products sold	$47	$55

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2025	December 31, 2024
Receivables from equity method investees included in Accounts receivable, net	$311	$363
Payables to equity method investees included in Accounts payable	$32	$32

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2025	December 31, 2024
Environmental reserves included in Accrued liabilities	$18	$25
Environmental reserves included in Other long-term liabilities	188	185
Total Environmental reserves	$206	$210

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	March 31, 2025	December 31, 2024
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	203	208
Total Asbestos liabilities	$220	$225

Asbestos-related recoveries included in Other current assets	$7	$7
Asbestos-related recoveries included in Other assets	86	88
Total Asbestos-related recoveries	$93	$95

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

Aqueous Film Forming Foam Litigation

As of March 31, 2025, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 10,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the three months ended September 30, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of March 31, 2025, the Company has not recorded any amounts associated with expected insurance proceeds.

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

On November 14, 2024, KFI filed the chapter 11 plan of liquidation (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Chapter 11 Plan"), which incorporates the Estate Claims Settlement, provides for the treatment of the various creditor classes, and establishes wind-down provisions, among other things, and the disclosure statement for the Chapter 11 Plan (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Disclosure Statement"). A hearing to approve the Disclosure Statement, its ancillary documents and establish a Chapter 11 Plan confirmation timeline in the Bankruptcy Court is expected to be held in May 2025.

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

In connection with the bankruptcy filing, KFI entered into several agreements with subsidiaries of the Company to ensure they have access to services necessary for the effective operation of their business. All post-deconsolidation activity between the Company and KFI are reported as third-party transactions recorded within the Company's Unaudited Condensed Consolidated Statement of Operations. Since the petition date, there were no material transactions between the Company and KFI other than a $15 million payment during 2024 by the Company to KFI under the terms of a tax sharing arrangement.

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $101 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Other Long-Term Liabilities as of March 31, 2025. This obligation is expected to be settled in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, ventilating, air conditioning ("HVAC") and cold chain transportation solutions to enhance the lives we live and the world we share. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

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

We are actively monitoring evolving macroeconomic conditions and recent trade policy announcements. Based on our preliminary analysis, we expect to fully mitigate our expected 2025 impact from tariffs announced to date through supply chain and productivity actions as well as approximately $300 million of incremental product pricing actions. To date, tariffs have not had a material impact on our business and we are deploying additional strategies, including cost containment measures, to limit future exposure in this current market environment.

Recent Developments

Portfolio Transformation

During 2024, we completed several activities designed to simplify our business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, we acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial HVAC provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and cold-chain solutions. In addition, we divested our Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in our Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations. We also divested our Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Segment Reorganization

As a result of our portfolio transformation, we revised our reportable segments during the first quarter to better reflect our business strategy, align our management reporting and increase transparency for investors. Under the revised segment structure, we have three new regional HVAC operating segments. Combined with the existing Climate Solutions Transportation operating segment, the four operating segments also serve as our reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with our Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements. Except as noted below, there have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

The following represents our consolidated net sales and operating results:

	Three Months Ended March 31,
(In millions)	2025	2024	Period Change	% Change
Net sales	$5,218	$5,420	$(202)	(4)%
Cost of products and services sold	(3,773)	(4,035)	262	(6)%
Gross margin	1,445	1,385	60	4%
Operating expenses	(816)	(1,000)	184	(18)%
Operating profit	629	385	244	63%
Non-operating income (expense), net	(81)	(141)	60	(43)%
Earnings (loss) before income taxes	548	244	304	125%
Income tax expense	(111)	(47)	(64)	136%
Earnings (loss) from continuing operations	437	197	240	122%
Discontinued operations, net of income taxes	—	92	(92)	(100)%
Net earnings (loss)	437	289	148	51%
Less: Non-controlling interest in subsidiaries' earnings from operations	25	20	5	25%
Net earnings (loss) attributable to common shareowners	$412	$269	$143	53%

Net Sales

For the three months ended March 31, 2025, Net sales were $5.2 billion, a 4% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Three Months Ended March 31, 2025
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(5)%
Total % change	(4)%

Organic sales for the three months ended March 31, 2025 increased by 2% compared with the same period of 2024. The organic increase was primarily due to our Climate Solutions Americas segment as strong end-market demand continued to drive higher volumes. In addition, higher volumes benefited our Climate Solutions Transportation segment. These results were partially offset by lower end-market demand in both Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended March 31, 2025, gross margin was $1.4 billion, a 4% increase compared with the same period of 2024. The components were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$5,218	$5,420
Cost of products and services sold	(3,773)	(4,035)
Gross margin	$1,445	$1,385
Percentage of net sales	27.7%	25.6%

Gross margin increased by $60 million compared with the three months ended March 31, 2024. As a result, gross margin as a percentage of Net sales increased by 210 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 200 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales. In addition, ongoing customer demand, pricing improvements and our continued focus on productivity initiatives further benefited gross margin.

Operating Expenses
For the three months ended March 31, 2025, operating expenses, including Equity method investment net earnings, were $816 million, an 18% decrease compared with the same period of 2024. The components were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Selling, general and administrative	$(729)	$(807)
Research and development	(153)	(192)
Equity method investment net earnings	44	31
Other income (expense), net	22	(32)
Total operating expenses	$(816)	$(1,000)
Percentage of net sales	15.6%	18.5%

For the three months ended March 31, 2025, Selling, general and administrative expenses were $729 million, a 10% decrease compared with the same period of 2024. The decrease relates to productivity initiatives associated with our portfolio transformation and synergies associated with the integration of the VCS Business. These benefits were partially offset by higher compensation and other employee-related costs. In addition, the current period also included $6 million of acquisition and divestiture-related costs compared with $48 million during the three months ended March 31, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2025, Equity method investment net earnings were $44 million, a 42% increase compared with the same period of 2024. The increase was primarily due to a $23 million non-recurring charge in the prior year associated with the devaluation of U.S. Dollar denominated balances at an equity investment in Egypt.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. In connection with the acquisition of the VCS Business, we recognized an $86 million loss during the three months ended March 31, 2024, on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, we recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS").

Non-Operating Income (Expense), net

For the three months ended March 31, 2025, Non-operating income (expense), net was $81 million, a 43% decrease compared with the same period of 2024. The components were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Non-service pension (expense) benefit	$1	$—

Interest expense	$(112)	$(156)
Interest income	30	15
Interest (expense) income, net	$(82)	$(141)

Non-operating income (expense), net	$(81)	$(141)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended March 31, 2025, Interest expense was $112 million, a 28% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion during the current period.

Income Taxes

	Three Months Ended March 31,
	2025	2024
Effective tax rate	20.3%	19.3%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 20.3% for the three months ended March 31, 2025, compared with 19.3% for the three months ended March 31, 2024. The year-over-year increase was primarily driven by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS recognized during the three months ended March 31, 2024. In addition, the three months ended March 31, 2025 included an $8 million tax benefit generated by the purchase of investment tax credits from a third-party.

Adjusted Operating Profit

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial information. Adjusted operating profit is a non-GAAP measure and defined as consolidated operating profit (a GAAP measure), excluding restructuring costs, amortization of acquired intangibles and other significant items of a nonoperational nature. This measure is useful to investors because it is how management assesses the operating performance of the business. A reconciliation of the amounts prepared in accordance with GAAP to the corresponding non-GAAP measure appears below and provides additional information as to the items and amounts that have been excluded from the adjusted measure.

	Three Months Ended March 31,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$629	$385
Restructuring costs	8	8
Amortization of acquired intangibles	201	172
Acquisition on step-up amortization	—	111
Acquisition/divestiture-related costs	5	48
Viessmann-related hedges	—	86
Gain on liability adjustment	—	(46)
Adjusted operating profit	$843	$764

Adjusted operating profit may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Operating profit in accordance with GAAP. The non-GAAP information presented provides investors with additional useful information, but should not be considered in isolation or as a substitute for the related GAAP measure. Moreover, other companies may define non-GAAP measures differently, which limits the usefulness of these measures for comparisons with such other companies. We encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

SEGMENT REVIEW

We have four operating segments:
•Climate Solutions Americas provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in North and South America while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Europe provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Europe while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Asia Pacific, Middle East & Africa provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Asia Pacific, the Middle East and Africa while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Transportation includes global transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail.

Segment operating profit is the measure of profit and loss that our CODM uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. It represents operating profit (a GAAP measure) adjusted to exclude restructuring costs, amortization of acquired intangible assets and other significant items of a nonoperational nature.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$2,572	$2,360	$570	$425	22.2%	18.0%
Climate Solutions Europe	1,169	1,292	105	167	9.0%	12.9%
Climate Solutions Asia Pacific, Middle East & Africa	826	884	121	108	14.6%	12.2%
Climate Solutions Transportation	651	884	97	113	14.9%	12.8%
Total segment	$5,218	$5,420	$893	$813	17.1%	15.0%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Segment operating profit	$893	$813
Corporate and other	(50)	(49)
Adjusted operating profit	$843	$764

Climate Solutions Americas

For the three months ended March 31, 2025, Net sales were $2.6 billion, a 9% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	9%
Foreign currency translation	—%
Total % change in Net sales	9%

The organic increase in Net sales of 9% was driven by continued strong results in the segment. Growth in our residential business (up 20%) was primarily driven by strong end-market demand and pricing improvements compared to the prior year. In addition, ongoing customer demand in our commercial business (up 15%) further benefited segment results. These amounts were partially offset by reduced end-market demand in our light commercial business (down 34%).

For the three months ended March 31, 2025, Segment operating profit was $570 million, a 34% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	36%
Foreign currency translation	(2)%
Total % change in Segment operating profit	34%

The segment operational profit increase of 36% was primarily attributable to ongoing customer demand in certain end-markets compared with the prior year. In addition, favorable productivity initiatives and higher earnings from equity method investments further benefited segment results. These benefits more than offset volume reductions in certain end-markets and higher selling, general and administrative expenses.

Climate Solutions Europe

For the three months ended March 31, 2025, Net sales were $1.2 billion, a 10% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(7)%
Foreign currency translation	(3)%
Total % change in Net sales	(10)%

The organic decrease in Net sales of 7% was driven by ongoing challenges in certain end-markets compared with the prior year. Results in our residential and light commercial business decreased (down 11%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand. The reduction was partially offset by continued growth in our commercial business (up 5%) as a result of strong end-market demand and pricing improvements.

For the three months ended March 31, 2025, Segment operating profit was $105 million, a 37% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(35)%
Foreign currency translation	(2)%
Total % change in Segment operating profit	(37)%

The segment operational profit decrease of 35% was primarily attributable to volume reductions in certain end-markets compared with the prior year. Volume reductions were partially offset by favorable material costs, business integration synergies associated with the acquisition of the VCS Business and lower selling, general and administrative expenses.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended March 31, 2025, Net sales were $826 million, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(6)%
Foreign currency translation	(1)%
Total % change in Net sales	(7)%

The organic decrease in Net sales of 6% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 11%) as both commercial and residential end-markets experienced economic challenges impacting demand. These results were partially offset by improved end-market demand in the remaining region.

For the three months ended March 31, 2025, Segment operating profit was $121 million, an 12% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	10%
Foreign currency translation	2%
Total % change in Segment operating profit	12%

The segment operational profit increase of 10% was primarily attributable to higher earnings from equity method investments compared with the prior year. The increase was driven by the absence of a $23 million non-recurring charge in the prior year associated with the devaluation of U.S. Dollar denominated balances at an equity investment in Egypt. In addition, the segment benefited from favorable productivity initiatives and lower selling, general and administrative expenses. These benefits more than offset volume reductions in certain end-markets.

Climate Solutions Transportation

For the three months ended March 31, 2025, Net sales were $651 million, a 26% decrease compared to the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	2%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(27)%
Total % change in Net sales	(26)%

The organic increase in Net sales of 2% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 20%) due to improved end-market demand and pricing improvements. These results were partially offset by our transport refrigeration business (down 3%) as lower end-market demand in Europe and North America more than offset improved end-market demand in Asia.

For the three months ended March 31, 2025, Segment operating profit was $97 million, a 14% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(9)%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(3)%
Total % change in Segment operating profit	(14)%

The decrease in segment operational profit of 9% was primarily driven by higher costs associated with warranty-related issues. In addition, unfavorable mix further impacted the segment. These amounts were partially offset by higher volumes and pricing improvements compared with the prior year. In addition, the segment benefited from lower selling, general and administrative expenses.

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

As of March 31, 2025, we had cash and cash equivalents of $1.7 billion, of which approximately 85% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2025 and December 31, 2024, the amount of such restricted cash was approximately $4 million and $3 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,698	$3,969
Total debt	$11,184	$12,278
Total equity	$14,198	$14,395

Net debt (total debt less cash and cash equivalents)	$9,486	$8,309
Total capitalization (total debt plus total equity)	$25,382	$26,673
Net capitalization (total debt plus total equity less cash and cash equivalents)	$23,684	$22,704
Total debt to total capitalization	44%	46%
Net debt to net capitalization	40%	37%

Borrowings and Lines of Credit

We maintain a $2.0 billion unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of March 31, 2025, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2027 and 2054. Interest payments related to long-term notes are expected to approximate $398 million per year, reflecting an approximate weighted-average interest rate of 3.63%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2025, Standards & Poor's Global Inc., Moody’s Investor Service Inc. and Fitch Ratings Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P2	Positive
Fitch Ratings Inc.	BBB+	F1	Stable

Portfolio Transformation

On June 2, 2024, we completed the divestiture of our Access Solutions business for cash proceeds of $5.0 billion. On July 1, 2024, we completed the divestiture of our Industrial Fire business for cash proceeds of $1.4 billion. On October 1, 2024, we completed the divestiture of CCR for cash proceeds of $679 million, subject to customary working capital and other adjustments. On December 2, 2024, we completed the divestiture of the Commercial and Residential Fire business for cash proceeds of $2.9 billion, subject to customary working capital and other adjustments. Consistent with our capital allocation strategy, the net proceeds were used to fund repayment of debt, invest in organic and inorganic growth initiatives, capital returns to shareowners as well as for general corporate purposes.

Share Repurchase Program

We may repurchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, our Board of Directors authorized the repurchase of up to $7.1 billion of our outstanding common stock.

During the three months ended March 31, 2025, we repurchased 19.0 million shares of common stock for an aggregate purchase price of $1.3 billion. As a result we had approximately $1.9 billion remaining under the current authorization at March 31, 2025.

Dividends

We paid dividends on common stock during the three months ended March 31, 2025, totaling $198 million. In April 2025, the Board of Directors declared a dividend of $0.23 per share of common stock payable on May 22, 2025, to shareowners of record at the close of business on May 2, 2025.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash flows provided by (used in):
Continuing operating activities	$488	$45
Continuing investing activities	(30)	(11,080)
Continuing financing activities	(2,747)	2,383

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings and a decrease in working capital balances compared with the prior period. Higher accounts payable balances more than offset higher accounts receivable and inventory balances.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2025, net cash used in continuing investing activities was $30 million. The primary driver of the outflow related to $63 million of capital expenditures which was partially offset by $36 million cash inflow related to settlement of derivatives. During the three months ended March 31, 2024, net cash used in continuing investing activities was $11.1 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $209 million related to settlement of derivatives and $102 million of capital expenditures.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the three months ended March 31, 2025, net cash used in continuing financing activities was $2.7 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $1.3 billion. In addition, we made long-term debt repayments of $1.2 billion and the payment of $198 million in dividends to our common shareowners. During the three months ended March 31, 2024, net cash provided by continuing financing activities was $2.4 billion. The primary driver of the inflow related to proceeds of long-term debt of $2.5 billion used to fund the cash portion of the acquisition of the VCS Business. This amount was partially offset by the outflow related to the payment of $159 million in dividends to our common shareowners.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2025. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2024 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation, those described below and under the section titled “Risk Factors” in our 2024 Form 10-K and in subsequent reports that we file with the SEC, including this quarterly report:
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
•the scope, nature, impact or timing of acquisition and divestiture activity, such as our acquisition of the VCS Business and our portfolio transformation transactions, including among other things integration of acquired businesses into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;
•a determination by the IRS and other tax authorities that the Distribution or certain related transactions should be treated as taxable transactions; and
•risks associated with current and future indebtedness, as well as our ability to reduce indebtedness and the timing thereof.
The forward-looking statements speak only as of the date of this quarterly report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 19 – Commitments and Contingent Liabilities in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2024 Form 10-K.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended March 31, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2025
January 1 - January 31	10,264	$68.19	10,264	$2,487
February 1 - February 29	5,771	$64.60	5,771	$2,114
March 1 - March 31	2,926	$64.67	2,926	$1,925
Total	18,961	$66.55	18,961

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up $7.1 billion of the Company's outstanding common stock.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025)*+
10.2	Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 6, 2025)*+
10.3	Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 6, 2025)*+
10.4	Schedule of Terms for Performance Share Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025)*+
10.5	Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025)*+
10.6	Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025)*+
10.7	Form of Award Agreement granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan*+
10.8	Carrier Summary of Compensation and Benefits for Directors (2025-2026 Board Cycle)*+
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20250331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20250331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20250331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20250331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20250331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20250331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	May 1, 2025	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	May 1, 2025	by:	/s/KYLE CROCKETT
Kyle Crockett
Vice President, Controller and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)