Form 10-Q
period 2025-06-30
CARRIER GLOBAL Corp
filed 2025-07-29
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2025, there were 851,022,837 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales
Product sales	$5,477	$5,311	$10,129	$10,153
Service sales	636	623	1,202	1,201
Total Net sales	6,113	5,934	11,331	11,354
Costs and expenses
Cost of products sold	(3,867)	(3,867)	(7,225)	(7,449)
Cost of services sold	(477)	(492)	(892)	(945)
Research and development	(161)	(160)	(314)	(352)
Selling, general and administrative	(813)	(789)	(1,542)	(1,596)
Total Costs and expenses	(5,318)	(5,308)	(9,973)	(10,342)
Equity method investment net earnings	78	90	122	121
Other income (expense), net	30	8	52	(24)
Operating profit	903	724	1,532	1,109
Non-service pension (expense) benefit	—	—	1	—
Interest (expense) income, net	(91)	(157)	(173)	(298)
Earnings before income taxes	812	567	1,360	811
Income tax (expense) benefit	(162)	(120)	(273)	(167)
Earnings from continuing operations	650	447	1,087	644
Discontinued operations, net of tax	(17)	1,922	(17)	2,014
Net earnings (loss)	633	2,369	1,070	2,658
Less: Non-controlling interest in subsidiaries'	42	32	67	52
Net earnings (loss) attributable to common shareowners	$591	$2,337	$1,003	$2,606
Amounts attributable to common shareowners:
Continuing operations	$608	$415	$1,020	$592
Discontinued operations	(17)	1,922	(17)	2,014
Net earnings (loss) attributable to common shareowners	$591	$2,337	$1,003	$2,606
Earnings per share
Basic:
Continuing operations	$0.71	$0.46	$1.18	$0.66
Discontinued operations	(0.02)	2.13	(0.01)	2.24
Net earnings (loss)	$0.69	$2.59	$1.17	$2.90
Diluted:
Continuing operations	$0.70	$0.45	$1.17	$0.65
Discontinued operations	(0.02)	2.10	(0.02)	2.20
Net earnings (loss)	$0.68	$2.55	$1.15	$2.85
Weighted-average number of shares outstanding
Basic	854.9	902.4	860.8	900.2
Diluted	866.3	915.3	872.3	913.6
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net earnings (loss)	$633	$2,369	$1,070	$2,658
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	1,070	(188)	1,704	(576)
Pension and post-retirement benefit plan adjustments	(5)	1	(5)	1
Amortization of unrealized cash flow hedging gain (loss)	(2)	(1)	(3)	(2)
Divestitures	—	373	—	373
Other comprehensive income (loss), net of tax	1,063	185	1,696	(204)
Comprehensive income (loss)	1,696	2,554	2,766	2,454
Less: Comprehensive income (loss) attributable to non-controlling interest	45	31	70	48
Comprehensive income (loss) attributable to common shareowners	$1,651	$2,523	$2,696	$2,406
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,797	$3,969
Accounts receivable, net	3,373	2,651
Inventories, net	2,888	2,299
Other current assets	1,073	972
Total current assets	9,131	9,891
Future income tax benefits	1,220	1,131
Fixed assets, net	3,182	2,999
Operating lease right-of-use assets	575	554
Intangible assets, net	6,770	6,432
Goodwill	15,672	14,601
Pension and post-retirement assets	50	43
Equity method investments	1,353	1,194
Other assets	540	558
Total Assets	$38,493	$37,403

Liabilities and Equity
Accounts payable	$3,214	$2,458
Accrued liabilities	4,508	4,182
Current portion of long-term debt	107	1,252
Total current liabilities	7,829	7,892
Long-term debt	11,336	11,026
Future pension and post-retirement obligations	221	214
Future income tax obligations	2,087	2,015
Operating lease liabilities	444	432
Other long-term liabilities	1,562	1,429
Total Liabilities	23,479	23,008
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(5,522)	(3,915)
Additional paid-in capital	8,338	8,610
Retained earnings	12,294	11,483
Accumulated other comprehensive loss	(413)	(2,106)
Non-controlling interest	308	314
Total Equity	15,014	14,395
Total Liabilities and Equity	$38,493	$37,403
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	412	25	437
Other comprehensive income (loss), net of tax	633	—	—	—	—	—	633
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	23	—	—	23
Treasury stock repurchase	—	—	(1,273)	—	—	—	(1,273)
Balance as of March 31, 2025	$(1,473)	$9	$(5,188)	$8,616	$11,895	$339	$14,198
Net earnings (loss)	—	—	—	—	591	42	633
Other comprehensive income (loss), net of tax	1,060	—	—	—	—	3	1,063
Dividends declared on common stock (1)	—	—	—	—	(192)	—	(192)
Shares issued under incentive plans, net	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(76)	(76)
Treasury stock repurchase	—	—	(334)	—	—	—	(334)
Share repurchase with Viessmann	—	—	—	(300)	—	—	(300)
Balance as of June 30, 2025	$(413)	$9	$(5,522)	$8,338	$12,294	$308	$15,014

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net earnings (loss)	—	—	—	—	269	20	289
Other comprehensive income (loss), net of tax	(386)	—	—	—	—	(3)	(389)
Shares issued under incentive plans, net	—	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	—	23	—	—	23
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Balance as of March 31, 2024	$(1,872)	$9	$(1,972)	$8,536	$6,860	$345	$11,906
Net earnings (loss)	—	—	—	—	2,337	32	2,369
Other comprehensive income (loss), net of tax	186	—	—	—	—	(1)	185
Dividends declared on common stock (2)	—	—	—	—	(343)	—	(343)
Shares issued under incentive plans, net	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	25	—	—	25
Dividends attributable to non-controlling interest	—	—	—	—	—	(65)	(65)
Balance as of June 30, 2024	$(1,686)	$9	$(1,972)	$8,563	$8,854	$311	$14,079

(1) Cash dividends declared were $0.45 per share for the three months ended June 30, 2025
(2) Cash dividends declared were $0.38 per share for the three months ended June 30, 2024
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Operating Activities
Net earnings (loss)	$1,070	$2,658
Discontinued operations, net of tax	17	(2,014)
Adjustments for non-cash items, net:
Depreciation and amortization	620	602
Deferred income tax provision	(158)	(231)
Stock-based compensation costs	44	40
Equity method investment net earnings	(122)	(121)
(Gain) loss on sale of investments	(17)	—
Changes in operating assets and liabilities
Accounts receivable, net	(702)	(232)
Inventories, net	(412)	7
Accounts payable and accrued liabilities	378	2
Distributions from equity method investments	81	12
Other operating activities, net	(47)	(114)
Net cash flows provided by (used in) continuing operating activities	752	609
Net cash flows provided by (used in) discontinued operating activities	380	91
Net cash flows provided by (used in) operating activities	1,132	700
Investing Activities
Capital expenditures	(144)	(210)
Investment in businesses, net of cash acquired	(61)	(10,779)
Dispositions of businesses	8	—
Settlement of derivative contracts, net	87	(185)
Other investing activities, net	(3)	27
Net cash flows provided by (used in) continuing investing activities	(113)	(11,147)
Net cash flows provided by (used in) discontinued investing activities	35	4,874
Net cash flows provided by (used in) investing activities	(78)	(6,273)
Financing Activities
Increase (decrease) in short-term borrowings, net	(57)	7
Issuance of long-term debt	15	2,555
Repayment of long-term debt	(1,208)	(3,542)
Repurchases of common stock	(1,628)	—
Dividends paid on common stock	(390)	(330)
Dividends paid to non-controlling interest	(9)	(67)
Other financing activities, net	(17)	(14)
Net cash flows provided by (used in) continuing financing activities	(3,294)	(1,391)
Net cash flows provided by (used in) discontinued financing activities	—	(15)
Net cash flows provided by (used in) financing activities	(3,294)	(1,406)
Effect of foreign exchange rate changes on cash and cash equivalents	68	(82)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(2,172)	(7,061)
Less: Change in cash balances classified as assets held for sale	—	34
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,172)	(7,095)
Cash, cash equivalents and restricted cash, beginning of period	3,972	9,853
Cash, cash equivalents and restricted cash, end of period	1,800	2,758
Less: restricted cash	3	2
Cash and cash equivalents, end of period	$1,797	$2,756
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

Portfolio Transformation

During 2024, the Company completed several activities designed to simplify its business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, the Company acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (together with its affiliates, “Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial HVAC provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and cold-chain solutions. In addition, the Company divested its Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in its Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations in the accompanying financial statements. The Company also divested its Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Segment Reorganization

As a result of the Company's portfolio transformation, the Company revised its reportable segments during the first quarter of 2025 to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company has three new regional HVAC operating segments. Combined with the Climate Solutions Transportation operating segment, the four operating segments also serve as the Company's reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with the Company's Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure. See Note 17 – Segment Financial Data for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of June 30, 2025, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Inventories, net consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$700	$625
Work-in-process	231	213
Finished goods	1,957	1,461
Inventories, net	$2,888	$2,299

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $340 million and $215 million as of June 30, 2025 and December 31, 2024, respectively.

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

In connection with its revised segment structure, the Company performed a quantitative goodwill impairment test on its reporting units prior to the reorganization to determine if any impairment existed. The tests did not indicate any goodwill impairment. The Company then reassigned goodwill among its new reporting units using a relative fair value approach. Based on these analyses, the Climate Solutions Europe segment had a fair value of 10% above its carrying value. All other reporting units had fair values substantially in excess of their carrying values. However, there can be no assurances that changes in the macroeconomic environment or business conditions affecting our industry will not occur which could result in goodwill impairment charges in future periods.

The changes in the carrying amount of reassigned goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2024	$5,059	$7,035	$1,380	$1,127	$14,601
Acquisitions	—	—	7	44	51
Foreign currency translation	4	927	54	35	1,020
Balance as of June 30, 2025	$5,063	$7,962	$1,441	$1,206	$15,672

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	June 30, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,239	$(1,351)	$4,888	$5,607	$(939)	$4,668
Patents and trademarks	982	(188)	794	885	(147)	738
Service portfolios and other	1,715	(627)	1,088	1,530	(504)	1,026
Total intangible assets	$8,936	$(2,166)	$6,770	$8,022	$(1,590)	$6,432

Amortization of intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Amortization expense of Intangible assets	$221	$208	$429	$419

NOTE 5: BORROWINGS AND LINES OF CREDIT

Long-term debt consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
2.242% Notes due 2025 (1)	$—	$1,200
2.493% Notes due 2027	900	900
4.125% Notes due 2028	878	783
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	995	887
5.900% Notes due 2034	875	875
3.625% Notes due 2037	878	783
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,826	11,728
Japanese Term Loan Facility	374	342
Other debt (including project financing obligations and finance leases)	326	296
Discounts and debt issuance costs	(83)	(88)
Total debt	11,443	12,278
Less: current portion of long-term debt	107	1,252
Long-term debt, net of current portion	$11,336	$11,026
(1) 2.242% Notes due February 15, 2025; repaid during February 2025.

Revolving Credit Facility

On December 20, 2024, the Company refinanced its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.5 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company capitalized $11 million of deferred financing costs which are being amortized over its term. As of June 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

Commercial Paper Program

The Company has a $2.0 billion USD-denominated unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of June 30, 2025, there were no borrowings outstanding under the commercial paper program.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $10 million and $20 million of debt during the six months ended June 30, 2025 and 2024, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2025 and 2024, were zero and $6 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2025, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2025
Derivative assets (1)	$59	$—	$59	$—
Derivative liabilities (2)	$(170)	$—	$(170)	$—

December 31, 2024
Derivative assets (1)	$82	$—	$82	$—
Derivative liabilities (2)	$(41)	$—	$(41)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$10,826	$10,095	$11,728	$10,798
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

Contributions to the plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Defined benefit plans	$15	$12	$20	$18
Defined contribution plans	$28	$35	$63	$74
Multi-employer pension plans	$4	$4	$7	$8

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$4	$3	$7	$7
Interest cost	7	7	14	14
Expected return on plan assets	(8)	(7)	(16)	(14)
Recognized actuarial net (gain) loss	1	—	1	—
Net settlement, curtailment and special termination benefit (gain) loss	—	1	—	1
Net periodic pension expense (benefit)	$4	$4	$6	$8

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Equity compensation costs - equity settled	$21	$26	$44	$48
Equity compensation costs - cash settled (1)	2	1	1	1
Total stock-based compensation expense	$23	$27	$45	$49

Amounts recorded in continuing operations	$23	$21	$45	$40
Amounts recorded in discontinued operations	—	6	—	9
Total stock-based compensation expense	$23	$27	$45	$49
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

The changes in the carrying amount of warranty related provisions are as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Balance as of January 1,	$786	$568
Warranties, performance guarantees issued and changes in estimated liability	174	162
Settlements made	(129)	(143)
Acquisitions	1	202
Other (1)	30	(8)
Balance as of June 30,	$862	$781
(1) The changes within Other include foreign currency translation activity.

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2025 and December 31, 2024, 949,712,403 and 948,068,772 shares of common stock were issued, respectively, which includes 98,888,958 and 70,093,639 shares of treasury stock, respectively.

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

On June 5, 2025, the Company entered into a repurchase agreement with Viessmann, an entity controlled by one of the Company's directors, to acquire an aggregate 4,267,425 shares of the Company's common stock at a price per share of $70.30 for an aggregate purchase price of $300 million. The Company recorded a liability of $300 million with an offsetting amount in a contra-equity account in Additional paid-in capital related to the future purchase. During the six months ended June 30, 2025, the Company repurchased 28.8 million shares of common stock for an aggregate purchase price of $1.9 billion, which included shares repurchased from Viessmann under the repurchase agreement. As a result, the Company had approximately $1.3 billion remaining under the current authorization at June 30, 2025. On July 1, 2025, the Company acquired the shares from Viessmann and reclassified the shares into Treasury stock.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(2,053)	$(107)	$54	$(2,106)
Other comprehensive income (loss) before reclassifications, net	634	—	—	634
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2025	$(1,419)	$(107)	$53	$(1,473)
Other comprehensive income (loss) before reclassifications, net	1,067	(6)	—	1,061
Amounts reclassified, pre-tax	—	1	(2)	(1)
Balance as of June 30, 2025	$(352)	$(112)	$51	$(413)

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Sales Type
Product	$2,970	$2,586	$5,289	$4,690
Service	282	279	535	535
Climate Solutions Americas sales	3,252	2,865	5,824	5,225

Product	1,137	1,127	2,208	2,365
Service	116	67	214	121
Climate Solutions Europe sales	1,253	1,194	2,422	2,486

Product	697	747	1,357	1,475
Service	185	155	351	311
Climate Solutions Asia Pacific, Middle East & Africa sales	882	902	1,708	1,786

Product	673	851	1,275	1,623
Service	53	122	102	234
Climate Solutions Transportation sales	726	973	1,377	1,857

Net sales	$6,113	$5,934	$11,331	$11,354

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Contract assets (included within Other current assets)	$474	$366
Contract assets, non-current (included within Other assets)	47	65
Total contract assets	521	431

Contract liabilities (included within Accrued liabilities)	(549)	(553)
Contract liabilities, non-current (included within Other long-term liabilities)	(178)	(164)
Total contract liabilities	(727)	(717)
Net contract assets (liabilities)	$(206)	$(286)

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

The Company recognized revenue of $340 million during the six months ended June 30, 2025, that related to contract liabilities as of January 1, 2025. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Climate Solutions Americas	$1	$2	$4	$1
Climate Solutions Europe	26	17	26	27
Climate Solutions Asia Pacific, Middle East & Africa	7	6	8	4
Climate Solutions Transportation	1	1	2	1
Total Segment	35	26	40	33
Corporate and other	12	3	15	4
Total restructuring costs (1)	$47	$29	$55	$37

Cost of sales	$8	$13	$10	$21
Selling, general and administrative	39	16	45	16
Total restructuring costs (1)	$47	$29	$55	$37
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Six Months Ended June 30,
(In millions)	2025	2024
Balance as of January 1,	$69	$41
Net pre-tax restructuring costs	44	34
Acquisitions	—	8
Utilization, foreign exchange and other	(37)	(32)
Balance as of June 30,	$76	$51

As of June 30, 2025, the Company had $76 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended June 30, 2025 was 20.0% compared with 21.2% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was lower than the effective tax rate for the three months ended June 30, 2024 primarily due to a state tax benefit of $6 million related to the utilization of a capital loss, a tax benefit of $6 million from the conclusion of the UTC 2020 U.S. Internal Revenue Service ("IRS") tax audit, a reduction in non-deductible interest expense and lower income tax costs associated with U.S. tax on international operations.

The effective tax rate for the six months ended June 30, 2025 was 20.1% compared with 20.6% for the six months ended June 30, 2024. The year-over-year decrease was primarily driven by a $12 million tax benefit generated by the purchase of investment tax credits from a third-party, a state tax benefit of $6 million related to the utilization of a capital loss, a tax benefit of $6 million from the conclusion of the UTC 2020 IRS tax audit, a reduction in non-deductible interest expense and lower income tax costs associated with U.S. tax on international operations. These amounts were partially offset by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS recognized during the six months ended June 30, 2024.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. In the three months ended June 30, 2025, the IRS finalized the examination of UTC's tax year 2020, resulting in the recognition of a tax benefit of $6 million. Carrier's tax year 2022 is under examination by the IRS, but is in an early stage. The Australia tax office is auditing the Company's 2021 tax return, including the review of the disentanglement of the Chubb Australia business, with the audit expected to close in 2026. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Poland, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2022 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2014.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $15 million to $45 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net earnings (loss) attributable to common shareowners	$591	$2,337	$1,003	$2,606

Basic weighted-average number of shares outstanding	854.9	902.4	860.8	900.2
Stock awards and equity units (share equivalent)	11.4	12.9	11.5	13.4
Diluted weighted-average number of shares outstanding	866.3	915.3	872.3	913.6

Antidilutive shares excluded from computation of diluted earnings per share	1.9	4.1	1.9	4.1

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

During 2024, $40 million of acquisition-related costs were incurred, of which $7 million and $37 million was recognized during the three and six months ended June 30, 2024, respectively. These acquisition costs are reflected within Selling, general and administrative in the Condensed Consolidated Statement of Operations.

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

The components of Discontinued operations, net of tax are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net sales	$—	$755	$—	$1,517
Costs of sales	—	(452)	—	(894)
Research and development	—	(27)	—	(59)
Selling, general and administrative	—	(186)	—	(364)
Other income (expense), net	—	(4)	—	1
Gain (loss) on divestitures and deconsolidation	(22)	2,881	(22)	2,881
Interest (expense) income, net	—	(10)	—	(34)
Earnings (loss) before income taxes	(22)	2,957	(22)	3,048
Income tax (expense) benefit	—	41	—	42
Tax on divestitures and deconsolidation	5	(1,076)	5	(1,076)
Discontinued operations, net of tax	$(17)	$1,922	$(17)	$2,014

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

Continuing Operations

On October 1, 2024, the Company completed the sale of CCR for cash proceeds of $679 million. CCR, historically reported in the Company's Climate Solutions Transportation segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. Upon sale, the Company recognized a gross gain on the sale of $318 million, which is included in Other income (expense), net. During the three months ended June 30, 2025, the Company finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

NOTE 17: SEGMENT FINANCIAL DATA

The Company conducts its operations through four reportable operating segments. In accordance with ASC 280 - Segment Reporting, the Company's segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company's CODM in deciding how to allocate resources and in assessing performance.

•Climate Solutions Americas ("CSA") provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in North and South America while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Europe ("CSE") provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Europe while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Asia Pacific, Middle East & Africa ("CSAME") provides products, controls, services and solutions to meet the heating, cooling and ventilation needs of residential and commercial customers in Asia Pacific, the Middle East and Africa while enhancing building performance, health, energy efficiency and sustainability.
•Climate Solutions Transportation ("CST") includes global transport refrigeration and monitoring products, services and digital solutions for trucks, trailers, shipping containers, intermodal and rail.

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

A summary of results by reportable segment are as follows:

	Three Months Ended June 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$3,252	$1,253	$882	$726	$6,113
Cost of goods sold	(2,061)	(883)	(654)	(518)	(4,116)
Research and development	(89)	(19)	(16)	(17)	(141)
Selling, general and administrative	(277)	(260)	(126)	(72)	(735)
Equity method investment net earnings	43	1	30	4	78
Other income (expense), net	11	7	19	5	42
Segment operating profit	$879	$99	$135	$128	$1,241

	Three Months Ended June 30, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,865	$1,194	$902	$973	$5,934
Cost of goods sold	(1,868)	(834)	(648)	(716)	(4,066)
Research and development	(91)	(19)	(16)	(18)	(144)
Selling, general and administrative	(237)	(248)	(131)	(104)	(720)
Equity method investment net earnings	44	(1)	43	3	89
Other income (expense), net	—	1	7	—	8
Segment operating profit	$713	$93	$157	$138	$1,101

	Six Months Ended June 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$5,824	$2,422	$1,708	$1,377	$11,331
Cost of goods sold	(3,761)	(1,671)	(1,263)	(990)	(7,685)
Research and development	(175)	(37)	(31)	(33)	(276)
Selling, general and administrative	(527)	(517)	(238)	(141)	(1,423)
Equity method investment net earnings	69	(1)	48	6	122
Other income (expense), net	19	8	32	6	65
Segment operating profit	$1,449	$204	$256	$225	$2,134

	Six Months Ended June 30, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$5,225	$2,486	$1,786	$1,857	$11,354
Cost of goods sold	(3,491)	(1,659)	(1,291)	(1,368)	(7,809)
Research and development	(200)	(42)	(36)	(40)	(318)
Selling, general and administrative	(467)	(523)	(258)	(200)	(1,448)
Equity method investment net earnings	66	(2)	50	6	120
Other income (expense), net	5	—	14	(4)	15
Segment operating profit	$1,138	$260	$265	$251	$1,914

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reconciliation to Earnings before income taxes
Segment operating profit	$1,241	$1,101	$2,134	$1,914

Corporate and other	(75)	(45)	(120)	(94)
Restructuring costs	(47)	(29)	(55)	(37)
Amortization of acquired intangibles	(214)	(170)	(415)	(342)
Acquisition step-up amortization	—	(109)	—	(220)
Acquisition/divestiture-related costs	(9)	(24)	(19)	(72)
CCR gain	7	—	7	—
Viessmann-related hedges	—	—	—	(86)
Gain on liability adjustment	—	—	—	46
Non-service pension (expense) benefit	—	—	1	—
Interest (expense) income, net	(91)	(157)	(173)	(298)
Earnings before income taxes	$812	$567	$1,360	$811

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the U.S. presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
United States	$3,429	$3,077	$6,168	$5,624
International:
Europe	1,520	1,678	2,920	3,429
Asia Pacific	981	1,003	1,922	1,963
Other	183	176	321	338
Net sales	$6,113	$5,934	$11,331	$11,354

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Sales to equity method investees included in Product sales	$845	$832	$1,625	$1,555
Purchases from equity method investees included in Cost of products sold	$57	$59	$104	$114

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2025	December 31, 2024
Receivables from equity method investees included in Accounts receivable, net	$485	$363
Payables to equity method investees included in Accounts payable	$32	$32

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2025	December 31, 2024
Environmental reserves included in Accrued liabilities	$16	$25
Environmental reserves included in Other long-term liabilities	188	185
Total Environmental reserves	$204	$210

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	June 30, 2025	December 31, 2024
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	200	208
Total Asbestos liabilities	$217	$225

Asbestos-related recoveries included in Other current assets	$7	$7
Asbestos-related recoveries included in Other assets	84	88
Total Asbestos-related recoveries	$91	$95

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

Aqueous Film Forming Foam Litigation

As of June 30, 2025, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 12,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the three months ended September 30, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of June 30, 2025, the Company has not recorded any amounts associated with expected insurance proceeds.

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

On November 14, 2024, KFI filed the chapter 11 plan of liquidation (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Chapter 11 Plan"), which incorporates the Estate Claims Settlement, provides for the treatment of the various creditor classes, and establishes wind-down provisions, among other things, and the disclosure statement for the Chapter 11 Plan (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Disclosure Statement"). A hearing to approve the Disclosure Statement was held in June 2025. The Bankruptcy Court ordered that the Disclosure Statement be revised and supplemented, which the Company expects to be filed in the third quarter of 2025.

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

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $101 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued liabilities as of June 30, 2025. This obligation is expected to be settled in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

We continue to actively monitor evolving macroeconomic conditions and recent trade policy announcements. Based on our updated analysis, we expect to fully mitigate our expected 2025 impact from tariffs announced to date through supply chain and productivity actions as well as approximately $200 million of incremental product pricing actions. To date, tariffs have not had a material impact on our business and we are deploying additional strategies, including cost containment measures, to limit future exposure in this current market environment.

Recent Developments

Portfolio Transformation

During 2024, we completed several activities designed to simplify our business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, we acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (together with its affiliates, “Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial HVAC provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and cold-chain solutions. In addition, we divested our Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in our Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations. We also divested our Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Segment Reorganization

As a result of our portfolio transformation, we revised our reportable segments during the first quarter of 2025 to better reflect our business strategy, align our management reporting and increase transparency for investors. Under the revised segment structure, we have three new regional HVAC operating segments. Combined with the existing Climate Solutions Transportation operating segment, the four operating segments also serve as our reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with our Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., making permanent key provisions from the Tax Cuts and Jobs Act including full expensing of capital investments, while also modifying the international tax framework and reinstating favorable treatment for certain business tax items. The legislation has staggered effective dates from 2025 through 2027. We are currently evaluating its impact on our consolidated financial statements, including considerations for the quarter ending September 30, 2025 as a result of its enactment.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

The following represents our consolidated net sales and operating results:

	Three Months Ended June 30,
(In millions)	2025	2024	Period Change	% Change
Net sales	$6,113	$5,934	$179	3%
Cost of products and services sold	(4,344)	(4,359)	15	—%
Gross margin	1,769	1,575	194	12%
Operating expenses	(866)	(851)	(15)	2%
Operating profit	903	724	179	25%
Non-operating income (expense), net	(91)	(157)	66	(42)%
Earnings (loss) before income taxes	812	567	245	43%
Income tax expense	(162)	(120)	(42)	35%
Earnings (loss) from continuing operations	650	447	203	45%
Discontinued operations, net of income taxes	(17)	1,922	(1,939)	(101)%
Net earnings (loss)	633	2,369	(1,736)	(73)%
Less: Non-controlling interest in subsidiaries' earnings from operations	42	32	10	31%
Net earnings (loss) attributable to common shareowners	$591	$2,337	$(1,746)	(75)%

Net Sales

For the three months ended June 30, 2025, Net sales were $6.1 billion, a 3% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Three Months Ended June 30,
Organic	6%
Foreign currency translation	1%
Acquisitions and divestitures, net	(4)%
Total % change	3%

Organic sales for the three months ended June 30, 2025 increased by 6% compared with the same period of 2024. The organic increase was primarily due to our Climate Solutions Americas segment as strong end-market demand continued to drive higher volumes. Results in Climate Solutions Europe were flat as economic uncertainly continued to impact the region. These results were partially offset by lower end-market demand in both Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended June 30, 2025, gross margin was $1.8 billion, a 12% increase compared with the same period of 2024. The components were as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Net sales	$6,113	$5,934
Cost of products and services sold	(4,344)	(4,359)
Gross margin	$1,769	$1,575
Percentage of net sales	28.9%	26.5%

Gross margin increased by $194 million compared with the three months ended June 30, 2024. As a result, gross margin as a percentage of Net sales increased by 240 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 190 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales. In addition, ongoing customer demand and our continued focus on productivity initiatives further benefited gross margin.

Operating Expenses

For the three months ended June 30, 2025, operating expenses, including Equity method investment net earnings, were $866 million, a 2% increase compared with the same period of 2024. The components were as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Selling, general and administrative	$(813)	$(789)
Research and development	(161)	(160)
Equity method investment net earnings	78	90
Other income (expense), net	30	8
Total operating expenses	$(866)	$(851)
Percentage of net sales	14.2%	14.3%

For the three months ended June 30, 2025, Selling, general and administrative expenses were $813 million, a 3% increase compared with the same period of 2024. The increase primarily relates to foreign currency translation. In addition, employee-related costs associated with our portfolio transformation further impacted results. These costs were partially offset by lower compensation costs and synergies associated with the integration of the VCS Business. The current period also included $9 million of acquisition and divestiture-related costs compared with $24 million during the three months ended June 30, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2025, Equity method investment net earnings were $78 million, a 13% decrease compared with the same period of 2024. The decrease was primarily driven by lower earnings in joint ventures in the Asia Pacific region.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended June 30, 2025, we finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

Non-Operating Income (Expense), net

For the three months ended June 30, 2025, Non-operating income (expense), net was $91 million, a 42% decrease compared with the same period of 2024. The components were as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Non-service pension (expense) benefit	$—	$—

Interest expense	$(115)	$(175)
Interest income	24	18
Interest (expense) income, net	$(91)	$(157)

Non-operating income (expense), net	$(91)	$(157)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended June 30, 2025, Interest expense was $115 million, a 34% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion in 2025.

Income Taxes

	Three Months Ended June 30,
	2025	2024
Effective tax rate	20.0%	21.2%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended June 30, 2025 was 20.0% compared with 21.2% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was lower than the effective tax rate for three months ended June 30, 2024 primarily due to a state tax benefit of $6 million related to the utilization of a capital loss, a tax benefit of $6 million from the conclusion of the UTC 2020 Internal Revenue Service ("IRS") tax audit, a reduction in non-deductible interest expense and lower income tax costs associated with U.S. tax on international operations.

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

	Three Months Ended June 30,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$903	$724
Restructuring costs	47	29
Amortization of acquired intangibles	214	170
Acquisition step-up amortization	—	109
Acquisition/divestiture-related costs	9	24
CCR gain	(7)	—
Adjusted operating profit	$1,166	$1,056

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

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

The following represents our consolidated net sales and operating results:

	Six Months Ended June 30,
(In millions)	2025	2024	Period Change	% Change
Net sales	$11,331	$11,354	$(23)	—%
Cost of products and services sold	(8,117)	(8,394)	277	(3)%
Gross margin	3,214	2,960	254	9%
Operating expenses	(1,682)	(1,851)	169	(9)%
Operating profit	1,532	1,109	423	38%
Non-operating income (expense), net	(172)	(298)	126	(42)%
Earnings (loss) before income taxes	1,360	811	549	68%
Income tax expense	(273)	(167)	(106)	63%
Earnings (loss) from continuing operations	1,087	644	443	69%
Discontinued operations, net of income taxes	(17)	2,014	(2,031)	(101)%
Net earnings (loss)	1,070	2,658	(1,588)	(60)%
Less: Non-controlling interest in subsidiaries' earnings from operations	67	52	15	29%
Net earnings (loss) attributable to common shareowners	$1,003	$2,606	$(1,603)	(62)%

Net Sales

For the six months ended June 30, 2025, Net sales were $11.3 billion, flat compared with the same period of 2024. The components of the year-over-year change were as follows:

Six Months Ended June 30,
Organic	4%
Acquisitions and divestitures, net	(4)%
Total % change	—%

Organic sales for the six months ended June 30, 2025 increased by 4% compared with the same period of 2024. The organic increase was primarily due to our Climate Solutions Americas segment as strong end-market demand continued to drive higher volumes. In addition, results were flat in our Climate Solutions Transportation segment due to mixed end-market demand. These results were partially offset by lower end-market demand in both Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the six months ended June 30, 2025, gross margin was $3.2 billion, a 9% increase compared with the same period of 2024. The components were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Net sales	$11,331	$11,354
Cost of products and services sold	(8,117)	(8,394)
Gross margin	$3,214	$2,960
Percentage of net sales	28.4%	26.1%

Gross margin increased by $254 million compared with the six months ended June 30, 2024. As a result, gross margin as a percentage of Net sales increased by 230 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 190 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales. In addition, ongoing customer demand, pricing improvements and our continued focus on productivity initiatives further benefited gross margin.

Operating Expenses

For the six months ended June 30, 2025, operating expenses, including Equity method investment net earnings, were $1.7 billion, a 9% decrease compared with the same period of 2024. The components were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Selling, general and administrative	$(1,542)	$(1,596)
Research and development	(314)	(352)
Equity method investment net earnings	122	121
Other income (expense), net	52	(24)
Total operating expenses	$(1,682)	$(1,851)
Percentage of net sales	14.8%	16.3%

For the six months ended June 30, 2025, Selling, general and administrative expenses were $1.5 billion, a 3% decrease compared with the same period of 2024. The decrease relates to productivity initiatives associated with our portfolio transformation and synergies associated with the integration of the VCS Business. These benefits were partially offset by higher foreign currency translation, compensation and other employee-related costs. In addition, the current period also included $20 million of acquisition and divestiture-related costs compared with $72 million during the six months ended June 30, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2025, Equity method investment net earnings were $122 million, a 1% increase compared with the same period of 2024. Equity method earnings increased within Climate Solutions America and Climate Solutions Europe and was partially offset by lower equity earnings in Climate Solutions Asia Pacific, Middle East & Africa.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the six months ended June 30, 2025, we finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR. In connection with the acquisition of the VCS Business, we recognized an $86 million loss during the six months ended June 30, 2024 on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, we recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS").

Non-Operating Income (Expense), net

For the six months ended June 30, 2025, Non-operating income (expense), net was $172 million, a 42% decrease compared with the same period of 2024. The components were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Non-service pension (expense) benefit	$1	$—

Interest expense	$(227)	$(331)
Interest income	54	33
Interest (expense) income, net	$(173)	$(298)

Non-operating income (expense), net	$(172)	$(298)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the six months ended June 30, 2025, Interest expense was $227 million, a 31% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion during 2025.

Income Taxes

	Six Months Ended June 30,
	2025	2024
Effective tax rate	20.1%	20.6%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 20.1% for the six months ended June 30, 2025, compared with 20.6% for the six months ended June 30, 2024. The year-over-year decrease was primarily driven by a $12 million tax benefit generated by the purchase of investment tax credits from a third-party, a state tax benefit of $6 million related to the utilization of a capital loss, a tax benefit of $6 million from the conclusion of the UTC 2020 IRS tax audit, a reduction in non-deductible interest expense and lower income tax costs associated with U.S. tax on international operations. These amounts were partially offset by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS recognized during the six months ended June 30, 2024.

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

	Six Months Ended June 30,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$1,532	$1,109
Restructuring costs	55	37
Amortization of acquired intangibles	415	342
Acquisition step-up amortization	—	220
Acquisition/divestiture-related costs	19	72
CCR gain	(7)	—
Viessmann-related hedges	—	86
Gain on liability adjustment	—	(46)
Adjusted operating profit	$2,014	$1,820

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

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$3,252	$2,865	$879	$713	27.0%	24.9%
Climate Solutions Europe	1,253	1,194	99	93	7.9%	7.8%
Climate Solutions Asia Pacific, Middle East & Africa	882	902	135	157	15.3%	17.4%
Climate Solutions Transportation	726	973	128	138	17.6%	14.2%
Total segment	$6,113	$5,934	$1,241	$1,101	20.3%	18.6%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Segment operating profit	$1,241	$1,101
Corporate and other	(75)	(45)
Adjusted operating profit	$1,166	$1,056

Climate Solutions Americas

For the three months ended June 30, 2025, Net sales were $3.3 billion, a 14% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	14%
Foreign currency translation	—%
Total % change in Net sales	14%

The organic increase in Net sales of 14% was driven by continued strong results in the segment. Growth in our commercial business (up 39%) was primarily driven by ongoing customer demand. In addition, pricing improvements and favorable mix in our residential business (up 11%) further benefited segment results. These amounts were partially offset by reduced end-market demand in our light commercial business (down 23%).

For the three months ended June 30, 2025, Segment operating profit was $879 million, a 23% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	24%
Foreign currency translation	(1)%
Total % change in Segment operating profit	23%

The segment operational profit increase of 24% was primarily attributable to ongoing customer demand in certain end-markets compared with the prior year. In addition, favorable productivity initiatives and pricing improvements further benefited segment results. These benefits more than offset volume reductions in certain end-markets and higher selling, general and administrative expenses.

Climate Solutions Europe

For the three months ended June 30, 2025, Net sales were $1.3 billion, a 5% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	—%
Foreign currency translation	5%
Total % change in Net sales	5%

Organic Net sales were flat as a result of mixed results across geographies compared with the prior year. Results in our residential and light commercial business were down (down 1%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand. These results were offset by continued growth in our commercial business (up 2%) as a result of ongoing end-market demand and pricing improvements.

For the three months ended June 30, 2025, Segment operating profit was $99 million, a 6% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	2%
Foreign currency translation	4%
Total % change in Segment operating profit	6%

The segment operational profit increase of 2% was primarily attributable to ongoing customer demand in certain end-markets and favorable productivity initiatives. In addition, business integration synergies associated with the acquisition of the VCS Business further benefited the segment. These amounts were partially offset by volume reductions in certain end-markets, unfavorable product and geographical mix as well as higher selling, general and administrative costs.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended June 30, 2025, Net sales were $882 million, a 2% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(4)%
Foreign currency translation	2%
Total % change in Net sales	(2)%

The organic decrease in Net sales of 4% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 11%) as residential end-markets experienced economic challenges impacting demand. These results were partially offset by growth within commercial end-markets in China and improved end-market demand in the remaining geographies in the region.

For the three months ended June 30, 2025, Segment operating profit was $135 million, an 14% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(18)%
Foreign currency translation	4%
Total % change in Segment operating profit	(14)%

The segment operational profit decrease of 18% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, the segment was impacted by lower earnings from equity method investments. These reductions were partially offset by favorable productivity initiatives and lower selling, general and administrative expenses.

Climate Solutions Transportation

For the three months ended June 30, 2025, Net sales were $726 million, a 25% decrease compared to the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(1)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(25)%
Total % change in Net sales	(25)%

The organic decrease in Net sales of 1% was primarily driven by volume reductions within certain end-markets compared with the prior year. Container results increased (up 6%) due to improved end-market demand and pricing improvements. These results were more than offset by our global truck and trailer business (down 4%) as lower end-market demand in Europe and Asia more than offset improved end-market demand in North America.

For the three months ended June 30, 2025, Segment operating profit was $128 million, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(9)%
Foreign currency translation	2%
Total % change in Segment operating profit	(7)%

The decrease in segment operational profit of 9% was primarily driven by volume reductions with certain end-markets compared with the prior year. In addition, unfavorable mix further impacted the segment. These amounts were partially offset by higher volumes in certain end-markets, favorable productivity initiatives and lower selling, general and administrative expenses.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$5,824	$5,225	$1,449	$1,138	24.9%	21.8%
Climate Solutions Europe	2,422	2,486	204	260	8.4%	10.5%
Climate Solutions Asia Pacific, Middle East & Africa	1,708	1,786	256	265	15.0%	14.8%
Climate Solutions Transportation	1,377	1,857	225	251	16.3%	13.5%
Total segment	$11,331	$11,354	$2,134	$1,914	18.8%	16.9%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Segment operating profit	$2,134	$1,914
Corporate and other	(120)	(94)
Adjusted operating profit	$2,014	$1,820

Climate Solutions Americas

For the six months ended June 30, 2025, Net sales were $5.8 billion, a 11% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	11%
Foreign currency translation	—%
Total % change in Net sales	11%

The organic increase in Net sales of 11% was driven by continued strong results in the segment. Growth in our residential business (up 15%) was primarily driven by pricing improvements and favorable mix compared to the prior year. In addition, ongoing customer demand in our commercial business (up 27%) further benefited segment results. These amounts were partially offset by reduced end-market demand in our light commercial business (down 28%).

For the six months ended June 30, 2025, Segment operating profit was $1,449 million, a 27% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	28%
Foreign currency translation	(1)%
Total % change in Operating profit	27%

The segment operational profit increase of 28% was primarily attributable to ongoing customer demand in certain end-markets compared with the prior year. In addition, favorable productivity initiatives, pricing improvements and higher earnings from equity method investments further benefited segment results. These benefits more than offset volume reductions in certain end-markets and higher selling, general and administrative expenses.

Climate Solutions Europe

For the six months ended June 30, 2025, Net sales were $2.4 billion, a 3% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(4)%
Foreign currency translation	1%
Total % change in Net sales	(3)%

The organic decrease in Net sales of 4% was driven by ongoing challenges in certain end-markets compared with the prior year. Results in our residential and light commercial business decreased (down 6%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand. These results were partially offset by continued growth in our commercial business (up 3%) as a result of strong end-market demand and pricing improvements.

For the six months ended June 30, 2025, Segment operating profit was $204 million, a 22% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(22)%
Foreign currency translation	—%
Total % change in Operating profit	(22)%

The segment operational profit decrease of 22% was primarily attributable to volume reductions in certain end-markets compared with the prior year. These amounts were partially offset by favorable material costs, business integration synergies associated with the acquisition of the VCS Business and lower selling, general and administrative expenses. In addition, ongoing end-market demand in certain markets further benefited the segment.

Climate Solutions Asia Pacific, Middle East & Africa

For the six months ended June 30, 2025, Net sales were $1.7 billion, a 4% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(5)%
Foreign currency translation	1%
Total % change in Net sales	(4)%

The organic decrease in Net sales of 5% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 11%) as residential end-markets experienced economic challenges impacting demand. These results were partially offset by growth within commercial end-markets in China and improved end-market demand in the remaining geographies in the region.

For the six months ended June 30, 2025, Segment operating profit was $256 million, a 3% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(6)%
Foreign currency translation	3%
Total % change in Operating profit	(3)%

The segment operational profit decrease of 6% was primarily attributable to volume reductions within certain end-markets compared with the prior year. The segment was further impacted by lower earnings from equity method investments. These amounts were partially offset by favorable productivity initiatives and lower selling, general and administrative expenses.

Climate Solutions Transportation

For the six months ended June 30, 2025, Net sales were $1,377 million, a 26% decrease compared to the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	—%
Acquisitions and divestitures, net	(26)%
Total % change in Net sales	(26)%

Organic Net sales were flat as a result of mixed results within the segment compared with the prior year. Container results increased (up 12%) due to improved end-market demand and pricing improvements. These results were offset by our global truck and trailer business (down 4%) as lower end-market demand in Europe more than offset improved end-market demand in Asia and North America.

For the six months ended June 30, 2025, Segment operating profit was $225 million, a 10% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(9)%
Acquisitions and divestitures, net	(1)%
Total % change in Operating profit	(10)%

The decrease in segment operational profit of 9% was primarily driven by volume reductions in certain end-markets. In addition, unfavorable mix and higher costs associated with warranty-related issues further impacted the segment. These amounts were partially offset by by higher volumes in certain end-markets, favorable productivity initiatives and lower selling, general and administrative expenses.

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

As of June 30, 2025, we had cash and cash equivalents of $1.8 billion, of which approximately 82% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2025 and December 31, 2024, the amount of such restricted cash was approximately $3 million and $3 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,797	$3,969
Total debt	$11,443	$12,278
Total equity	$15,014	$14,395

Net debt (total debt less cash and cash equivalents)	$9,646	$8,309
Total capitalization (total debt plus total equity)	$26,457	$26,673
Net capitalization (total debt plus total equity less cash and cash equivalents)	$24,660	$22,704
Total debt to total capitalization	43%	46%
Net debt to net capitalization	39%	37%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of June 30, 2025, we had no borrowings outstanding under our commercial paper program or our Revolving Credit Facility.

On July 1, 2025, we entered into a $500 million Euro-denominated unsecured, unsubordinated commercial paper program which can be used for general corporate purposes and is supported by the Revolving Credit Facility.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2027 and 2054. Interest payments related to long-term notes are expected to approximate $407 million per year, reflecting an approximate weighted-average interest rate of 3.64%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2025, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P-2	Positive

Portfolio Transformation

On June 2, 2024, we completed the divestiture of our Access Solutions business for cash proceeds of $5.0 billion. On July 1, 2024, we completed the divestiture of our Industrial Fire business for cash proceeds of $1.4 billion. On October 1, 2024, we completed the divestiture of CCR for cash proceeds of $679 million. On December 2, 2024, we completed the divestiture of the Commercial and Residential Fire business for cash proceeds of $2.9 billion. Consistent with our capital allocation strategy, the net proceeds were used to fund repayment of debt, invest in organic and inorganic growth initiatives, capital returns to shareowners as well as for general corporate purposes.

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

During the six months ended June 30, 2025, we repurchased 28.8 million shares of common stock for an aggregate purchase price of $1.9 billion, which included shares repurchased from Viessmann. As a result, we had approximately $1.3 billion remaining under the current authorization at June 30, 2025.

Dividends

We paid dividends on common stock during the six months ended June 30, 2025, totaling $390 million. In June 2025, the Board of Directors declared a dividend of $0.23 per share of common stock payable on August 8, 2025, to shareowners of record at the close of business on July 21, 2025.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash flows provided by (used in):
Continuing operating activities	$752	$609
Continuing investing activities	(113)	(11,147)
Continuing financing activities	(3,294)	(1,391)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings partially offset by working capital balances compared with the prior period.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2025, net cash used in continuing investing activities was $113 million. The primary driver of the outflow related to $144 million of capital expenditures which was partially offset by $87 million cash inflow related to settlement of derivatives. During the six months ended June 30, 2024, net cash used in continuing investing activities was $11.1 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $185 million related to settlement of derivatives and $210 million of capital expenditures.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the six months ended June 30, 2025, net cash used in continuing financing activities was $3.3 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $1.6 billion. In addition, we made long-term debt repayments of $1.2 billion and the payment of $390 million in dividends to our common shareowners. During the six months ended June 30, 2024, net cash used in continuing financing activities was $1.4 billion. The primary driver of the outflow is due to repayment of long-term debt totaling $3.5 billion. In addition, we made dividend payments of $330 million. These outflows were partially offset by the proceeds of long-term debt used to fund the cash portion of the acquisition of the VCS Business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2025. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2024 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the effect of uncertainty and/or changes in political conditions in the U.S. and other countries in which Carrier and our businesses operate, including the effect of uncertainty and/or changes in U.S. trade policies, on general market conditions, global trade policies, the imposition of tariffs, and currency exchange rates in the near term and beyond;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended June 30, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2025
April 1 - April 31	5,438	$59.18	5,438	$1,603
May 1 - May 31	129	$70.23	129	$1,594
June 1 - June 30	4,267	$70.30	4,267	$1,294
Total	9,834	$64.15	9,834

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

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1
Second Amendment to the Carrier Global Corporation 2020 Long-Term Incentive Plan, effective as of April 9, 2025 (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 11, 2025, File No. 001-39220)

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20250630.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20250630.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20250630_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20250630_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20250630_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20250630_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 29, 2025	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Duly Authorized Officer and Principal Financial Officer)