Form 10-Q
period 2025-09-30
CARRIER GLOBAL Corp
filed 2025-10-28
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(561) 365-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CARR	New York Stock Exchange
4.125% Notes due 2028	CARR28	New York Stock Exchange
4.500% Notes due 2032	CARR32	New York Stock Exchange
3.625% Notes due 2037	CARR37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2025, there were 842,209,781 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales
Product sales	$4,906	$5,307	$15,035	$15,460
Service sales	673	677	1,875	1,878
Total Net sales	5,579	5,984	16,910	17,338
Costs and expenses
Cost of products sold	(3,656)	(3,796)	(10,881)	(11,245)
Cost of services sold	(474)	(511)	(1,366)	(1,456)
Research and development	(151)	(172)	(465)	(524)
Selling, general and administrative	(803)	(799)	(2,345)	(2,394)
Total Costs and expenses	(5,084)	(5,278)	(15,057)	(15,619)
Equity method investment net earnings	60	66	182	187
Other income (expense), net	(16)	(9)	36	(34)
Operating profit	539	763	2,071	1,872
Non-service pension (expense) benefit	(9)	(1)	(8)	(1)
Interest (expense) income, net	(97)	8	(270)	(290)
Earnings before income taxes	433	770	1,793	1,581
Income tax (expense) benefit	1	(172)	(272)	(339)
Earnings from continuing operations	434	598	1,521	1,242
Discontinued operations, net of tax	21	(117)	4	1,897
Net earnings (loss)	455	481	1,525	3,139
Less: Non-controlling interest in subsidiaries'	27	34	94	86
Net earnings (loss) attributable to common shareowners	$428	$447	$1,431	$3,053
Amounts attributable to common shareowners:
Continuing operations	$407	$564	$1,427	$1,156
Discontinued operations	21	(117)	4	1,897
Net earnings (loss) attributable to common shareowners	$428	$447	$1,431	$3,053
Earnings per share
Basic:
Continuing operations	$0.48	$0.63	$1.67	$1.28
Discontinued operations	0.02	(0.13)	—	2.11
Net earnings (loss)	$0.50	$0.50	$1.67	$3.39
Diluted:
Continuing operations	$0.47	$0.62	$1.64	$1.26
Discontinued operations	0.03	(0.13)	0.01	2.08
Net earnings (loss)	$0.50	$0.49	$1.65	$3.34
Weighted-average number of shares outstanding
Basic	848.8	901.2	856.8	900.9
Diluted	858.6	915.0	867.7	914.4
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net earnings (loss)	$455	$481	$1,525	$3,139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	47	678	1,751	102
Pension and post-retirement benefit plan adjustments	3	1	(2)	2
Amortization of unrealized cash flow hedging gain (loss)	(1)	(1)	(4)	(3)
Divestitures	—	215	—	588
Other comprehensive income (loss), net of tax	49	893	1,745	689
Comprehensive income (loss)	504	1,374	3,270	3,828
Less: Comprehensive income (loss) attributable to non-controlling interest	28	43	98	91
Comprehensive income (loss) attributable to common shareowners	$476	$1,331	$3,172	$3,737
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,423	$3,969
Accounts receivable, net	3,129	2,651
Inventories, net	3,004	2,299
Other current assets	1,283	972
Total current assets	8,839	9,891
Future income tax benefits	1,199	1,131
Fixed assets, net	3,214	2,999
Operating lease right-of-use assets	558	554
Intangible assets, net	6,560	6,432
Goodwill	15,680	14,601
Pension and post-retirement assets	50	43
Equity method investments	1,381	1,194
Other assets	596	558
Total Assets	$38,077	$37,403

Liabilities and Equity
Accounts payable	$2,959	$2,458
Accrued liabilities	4,208	4,098
Short-term borrowings and current portion of long-term debt	580	1,336
Total current liabilities	7,747	7,892
Long-term debt	11,336	11,026
Future pension and post-retirement obligations	220	214
Future income tax obligations	1,943	2,015
Operating lease liabilities	424	432
Other long-term liabilities	1,568	1,429
Total Liabilities	23,238	23,008
Commitments and contingent liabilities (Note 19)
Equity
Common stock	9	9
Treasury stock	(6,311)	(3,915)
Additional paid-in capital	8,646	8,610
Retained earnings	12,530	11,483
Accumulated other comprehensive loss	(365)	(2,106)
Non-controlling interest	330	314
Total Equity	14,839	14,395
Total Liabilities and Equity	$38,077	$37,403
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	412	25	437
Other comprehensive income (loss), net of tax	633	—	—	—	—	—	633
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	23	—	—	23
Treasury stock repurchase	—	—	(1,273)	—	—	—	(1,273)
Balance as of March 31, 2025	$(1,473)	$9	$(5,188)	$8,616	$11,895	$339	$14,198
Net earnings (loss)	—	—	—	—	591	42	633
Other comprehensive income (loss), net of tax	1,060	—	—	—	—	3	1,063
Dividends declared on common stock (1)	—	—	—	—	(192)	—	(192)
Shares issued under incentive plans, net	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(76)	(76)
Treasury stock repurchase	—	—	(334)	—	—	—	(334)
Share repurchase with Viessmann	—	—	—	(300)	—	—	(300)
Balance as of June 30, 2025	$(413)	$9	$(5,522)	$8,338	$12,294	$308	$15,014
Net earnings (loss)	—	—	—	—	428	27	455
Other comprehensive income (loss), net of tax	48	—	—	—	—	1	49
Dividends declared on common stock	—	—	—	—	(192)	—	(192)
Shares issued under incentive plans, net	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	11	—	—	11
Dividends attributable to non-controlling interest	—	—	—	—	—	(6)	(6)
Treasury stock repurchase	—	—	(489)	—	—	—	(489)
Share repurchase with Viessmann	—	—	(300)	300	—	—	—
Balance as of September 30, 2025	$(365)	$9	$(6,311)	$8,646	$12,530	$330	$14,839

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

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating Activities
Net earnings (loss)	$1,525	$3,139
Discontinued operations, net of tax	(4)	(1,897)
Adjustments for non-cash items, net:
Depreciation and amortization	945	914
Deferred income tax provision	(316)	(296)
Stock-based compensation costs	55	65
Equity method investment net earnings	(182)	(187)
(Gain) loss on extinguishment of debt	—	(88)
(Gain) loss on sale of investments	(17)	(2)
Changes in operating assets and liabilities
Accounts receivable, net	(490)	(135)
Inventories, net	(528)	76
Accounts payable and accrued liabilities	170	(258)
Distributions from equity method investments	105	36
Other operating activities, net	(187)	(159)
Net cash flows provided by (used in) continuing operating activities	1,076	1,208
Net cash flows provided by (used in) discontinued operating activities	397	(777)
Net cash flows provided by (used in) operating activities	1,473	431
Investing Activities
Capital expenditures	(261)	(302)
Investment in businesses, net of cash acquired	(92)	(10,873)
Dispositions of businesses	8	—
Settlement of derivative contracts, net	120	(187)
Other investing activities, net	(7)	31
Net cash flows provided by (used in) continuing investing activities	(232)	(11,331)
Net cash flows provided by (used in) discontinued investing activities	35	6,217
Net cash flows provided by (used in) investing activities	(197)	(5,114)
Financing Activities
Increase (decrease) in short-term borrowings, net	387	37
Issuance of long-term debt	32	2,586
Repayment of long-term debt	(1,209)	(4,530)
Repurchases of common stock	(2,413)	(431)
Dividends paid on common stock	(583)	(514)
Dividends paid to non-controlling interest	(81)	(72)
Other financing activities, net	(18)	(15)
Net cash flows provided by (used in) continuing financing activities	(3,885)	(2,939)
Net cash flows provided by (used in) discontinued financing activities	—	(11)
Net cash flows provided by (used in) financing activities	(3,885)	(2,950)
Effect of foreign exchange rate changes on cash and cash equivalents	63	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(2,546)	(7,651)
Less: Change in cash balances classified as assets held for sale	—	(36)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,546)	(7,615)
Cash, cash equivalents and restricted cash, beginning of period	3,972	9,853
Cash, cash equivalents and restricted cash, end of period	1,426	2,238
Less: restricted cash	3	14
Cash and cash equivalents, end of period	$1,423	$2,224
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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2024 filed with the SEC on February 11, 2025 (the "2024 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

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

Portfolio Transformation

During 2024, the Company completed several activities designed to simplify its business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, the Company acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (together with its affiliates, “Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial HVAC provider in Europe that expanded the Company's portfolio to offer a global, comprehensive suite of sustainable and innovative building and cold-chain solutions. In addition, the Company divested its Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in its Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations in the accompanying financial statements. The Company also divested its Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

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

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of September 30, 2025, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Inventories, net consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$756	$625
Work-in-process	250	213
Finished goods	1,998	1,461
Inventories, net	$3,004	$2,299

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $391 million and $215 million as of September 30, 2025 and December 31, 2024, respectively.

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

The changes in the carrying amount of goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2024	$5,059	$7,035	$1,380	$1,127	$14,601
Acquisitions	11	6	7	44	68
Foreign currency translation	2	931	43	35	1,011
Balance as of September 30, 2025	$5,072	$7,972	$1,430	$1,206	$15,680

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	September 30, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,258	$(1,522)	$4,736	$5,607	$(939)	$4,668
Patents and trademarks	978	(201)	777	885	(147)	738
Service portfolios and other	1,713	(666)	1,047	1,530	(504)	1,026
Total intangible assets	$8,949	$(2,389)	$6,560	$8,022	$(1,590)	$6,432

Amortization of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Amortization expense of Intangible assets	$228	$213	$657	$632

Impairment Test

In connection with its revised segment structure, the Company performed a quantitative goodwill impairment test on its reporting units prior to the reorganization to determine if any impairment existed. The tests did not indicate any goodwill impairment. The Company then reassigned goodwill among its new reporting units using a relative fair value approach. Based on these analyses, the Climate Solutions Europe reporting unit had a fair value of 10% above its carrying value. All other reporting units had fair values substantially in excess of their carrying values.

The Company tested its goodwill for impairment on July 1 as part of its annual assessment. For each test except the Climate Solutions Europe reporting unit, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit substantially exceeded their carrying amount. For the remaining test, the Company's Climate Solutions Europe reporting unit, the Company performed a quantitative goodwill impairment test to determine if any impairment existed. Upon completion of the test, the reporting unit had a fair value of approximately 14% above its carrying value. As a result, the test did not indicate any goodwill impairment.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current portion of long-term debt consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Commercial paper	$415	$—
Short-term borrowings	58	84
Current portion of long-term debt	107	1,252
Short-term borrowings and current portion of long-term debt	$580	$1,336

Commercial Paper Program

The Company has a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes including the funding of working capital and potential acquisitions. At September 30, 2025, the Company had $415 million outstanding under its USD-denominated commercial paper facility, with a weighted average rate of 4.28%.

Long-term debt consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
2.242% Notes due 2025 (1)	$—	$1,200
2.493% Notes due 2027	900	900
4.125% Notes due 2028	875	783
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	992	887
5.900% Notes due 2034	875	875
3.625% Notes due 2037	875	783
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,817	11,728
Japanese Term Loan Facility	360	342
Other debt (including project financing obligations and finance leases)	347	296
Discounts and debt issuance costs	(81)	(88)
Total long-term debt	11,443	12,278
Less: current portion of long-term debt	107	1,252
Long-term debt, net of current portion	$11,336	$11,026
(1) 2.242% Notes due February 15, 2025; repaid during February 2025.

Revolving Credit Facility

On December 20, 2024, the Company refinanced its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.5 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. Upon entering into the agreement, the Company capitalized $11 million of deferred financing costs which are being amortized over its term. As of September 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $22 million and $40 million of debt during the nine months ended September 30, 2025 and 2024, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2025 and 2024, were zero and $7 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion (approximately $400 million) senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2025, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

During 2023, the Company entered into several interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts had an aggregate notional amount of $1.5 billion and were designated as cash flow hedges with changes in fair value reported in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet. Fair value was measured on a recurring basis using observable market inputs, such as forward, discount and interest rates. In November 2023, the contracts were settled upon the issuance of the underlying debt. As a result, the Company deferred a net unrecognized gain of $58 million in Equity which will be subsequently recognized in Interest expense over the term of the related notes which range from 2034 to 2054. The amount expected to be amortized during the next twelve months is a net gain of $4 million.

The Company enters into cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps have an aggregate notional amount of $2.6 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designates the cross currency swaps as a partial hedge of its investments in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2025
Derivative assets (1)	$92	$—	$92	$—
Derivative liabilities (2)	$(178)	$—	$(178)	$—

December 31, 2024
Derivative assets (1)	$82	$—	$82	$—
Derivative liabilities (2)	$(41)	$—	$(41)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying amounts and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total long-term notes (1)	$10,817	$10,177	$11,728	$10,798
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

Contributions to the plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Defined benefit plans	$13	$16	$33	$34
Defined contribution plans	$28	$30	$91	$104
Multi-employer pension plans	$4	$4	$11	$12

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$3	$4	$10	$11
Interest cost	7	13	21	26
Expected return on plan assets	(9)	(13)	(25)	(27)
Amortization of prior service cost	1	—	1	—
Recognized actuarial net (gain) loss	—	—	1	1
Net settlement, curtailment and special termination benefit (gain) loss	10	1	10	1
Net periodic pension expense (benefit)	$12	$5	$18	$12

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Equity compensation costs - equity settled	$11	$28	$55	$76
Equity compensation costs - cash settled (1)	(2)	2	(1)	3
Total stock-based compensation expense	$9	$30	$54	$79

Amounts recorded in continuing operations	$9	$27	$54	$68
Amounts recorded in discontinued operations	—	3	—	11
Total stock-based compensation expense	$9	$30	$54	$79
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

The changes in the carrying amount of warranty related provisions are as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance as of January 1,	$786	$568
Warranties, performance guarantees issued and changes in estimated liability	272	229
Settlements made	(218)	(211)
Acquisitions	1	202
Other (1)	29	5
Balance as of September 30,	$870	$793
(1) The changes within Other include foreign currency translation activity.

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2025 and December 31, 2024, 950,311,832 and 948,068,772 shares of common stock were issued, respectively, which includes 106,390,297 and 70,093,639 shares of treasury stock, respectively.

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

In June 2025, the Company entered into a repurchase agreement with Viessmann, an entity controlled by one of the Company's directors, to acquire an aggregate 4,267,425 shares of the Company's common stock at a price per share of $70.30 for an aggregate purchase price of $300 million. In July 2025, the Company acquired the shares from Viessmann. During the nine months ended September 30, 2025, the Company repurchased 36.3 million shares of common stock for an aggregate purchase price of $2.4 billion, which included shares repurchased from Viessmann under the repurchase agreement. As a result, the Company had approximately $811 million remaining under the current authorization at September 30, 2025. In October 2025, the Company's Board of Directors approved a $5 billion increase to the Company's existing share repurchase program.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(2,053)	$(107)	$54	$(2,106)
Other comprehensive income (loss) before reclassifications, net	634	—	—	634
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2025	$(1,419)	$(107)	$53	$(1,473)
Other comprehensive income (loss) before reclassifications, net	1,067	(6)	—	1,061
Amounts reclassified, pre-tax	—	1	(2)	(1)
Balance as of June 30, 2025	$(352)	$(112)	$51	$(413)
Other comprehensive income (loss) before reclassifications, net	46	2	—	48
Amounts reclassified, pre-tax	—	1	(1)	—
Balance as of September 30, 2025	$(306)	$(109)	$50	$(365)

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Sales Type
Product	$2,393	$2,669	$7,682	$7,359
Service	318	292	853	827
Climate Solutions Americas sales	2,711	2,961	8,535	8,186

Product	1,168	1,150	3,376	3,515
Service	122	96	336	217
Climate Solutions Europe sales	1,290	1,246	3,712	3,732

Product	659	678	2,016	2,153
Service	174	162	525	473
Climate Solutions Asia Pacific, Middle East & Africa sales	833	840	2,541	2,626

Product	686	810	1,961	2,433
Service	59	127	161	361
Climate Solutions Transportation sales	745	937	2,122	2,794

Net sales	$5,579	$5,984	$16,910	$17,338

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Contract assets (included within Other current assets)	$520	$366
Contract assets, non-current (included within Other assets)	55	65
Total contract assets	575	431

Contract liabilities (included within Accrued liabilities)	(546)	(553)
Contract liabilities, non-current (included within Other long-term liabilities)	(186)	(164)
Total contract liabilities	(732)	(717)
Net contract assets (liabilities)	$(157)	$(286)

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

The Company recognized revenue of $491 million during the nine months ended September 30, 2025, that related to contract liabilities as of January 1, 2025. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Climate Solutions Americas	$8	$5	$12	$6
Climate Solutions Europe	22	45	48	72
Climate Solutions Asia Pacific, Middle East & Africa	6	5	14	9
Climate Solutions Transportation	3	4	5	5
Total Segment	39	59	79	92
Corporate and other	11	1	26	5
Total restructuring costs (1)	$50	$60	$105	$97

Cost of sales	$11	$15	$22	$36
Selling, general and administrative	39	45	83	61
Total restructuring costs (1)	$50	$60	$105	$97
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance as of January 1,	$69	$41
Net pre-tax restructuring costs	86	90
Acquisitions	—	8
Utilization, foreign exchange and other	(73)	(55)
Balance as of September 30,	$82	$84

As of September 30, 2025, the Company had $82 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within one year.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended September 30, 2025, was a 0.2% benefit compared with 22.3% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was lower than the effective tax rate for the three months ended September 30, 2024, primarily due to a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the current period and a tax benefit of $49 million from the re-organization of a Japanese subsidiary.

The effective tax rate for the nine months ended September 30, 2025, was 15.2% compared with 21.4% for the nine months ended September 30, 2024. The year-over-year decrease was primarily driven by a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the current period, a tax benefit of $49 million from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party. These amounts were partially offset by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS recognized during the nine months ended September 30, 2024.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. During the nine months ended September 30, 2025, the IRS finalized the examination of UTC's tax year 2020, resulting in the recognition of a tax benefit of $6 million. Carrier's tax year 2022 is under examination by the IRS, but is in an early stage. The Australia tax office is auditing the Company's 2021 tax return, including the review of the disentanglement of the Chubb Australia business, with the audit expected to close in late 2026. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Poland, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2022 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2014.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $10 million to $50 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., making permanent key provisions from the Tax Cuts and Jobs Act including full expensing of capital investments and U.S. incurred research and development costs, while also modifying the international tax framework and reinstating favorable treatment for certain business tax items. The legislation has staggered effective dates from 2025 through 2027. The U.S. law change did not have a material impact on the Company's Statement of Operations. However, the Company anticipates a reduction in 2025 U.S. cash taxes given the allowable full expensing of U.S. capital investments and U.S. incurred research and development costs.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net earnings (loss) attributable to common shareowners	$428	$447	$1,431	$3,053

Basic weighted-average number of shares outstanding	848.8	901.2	856.8	900.9
Stock awards and equity units (share equivalent)	9.8	13.8	10.9	13.5
Diluted weighted-average number of shares outstanding	858.6	915.0	867.7	914.4

Antidilutive shares excluded from computation of diluted earnings per share	2.0	2.0	2.0	2.0

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

During 2024, $40 million of acquisition-related costs were incurred, of which $3 million and $40 million was recognized during the three and nine months ended September 30, 2024, respectively. These acquisition costs are reflected within Selling, general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

The assets, liabilities and results of operations of the VCS Business were consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements as of the date of acquisition and reported primarily within the Company's Climate Solutions Europe segment.

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

The components of Discontinued operations, net of tax are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	$—	$475	$—	$1,992
Costs of sales	—	(285)	—	(1,179)
Research and development	—	(16)	—	(75)
Selling, general and administrative	(5)	(115)	(5)	(479)
Other income (expense), net	—	(593)	—	(592)
Gain (loss) on divestitures and deconsolidation	—	509	(22)	3,390
Interest (expense) income, net	—	(5)	—	(39)
Earnings (loss) before income taxes	(5)	(30)	(27)	3,018
Income tax (expense) benefit	—	112	—	154
Tax on divestitures and deconsolidation	26	(199)	31	(1,275)
Discontinued operations, net of tax	$21	$(117)	$4	$1,897

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

Continuing Operations

On October 1, 2024, the Company completed the sale of CCR for cash proceeds of $679 million. CCR, historically reported in the Company's Climate Solutions Transportation segment, is a global supplier of turnkey solutions for commercial refrigeration systems and services, with a primary focus on serving food retail customers, cold storage facilities and warehouses. Upon sale, the Company recognized a gross gain on the sale of $318 million, which is included in Other income (expense), net. During 2025, the Company finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

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

A summary of results by reportable segment are as follows:

	Three Months Ended September 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,711	$1,290	$833	$745	$5,579
Cost of goods sold	(1,837)	(888)	(630)	(541)	(3,896)
Research and development	(83)	(19)	(15)	(16)	(133)
Selling, general and administrative	(273)	(264)	(122)	(74)	(733)
Equity method investment net earnings	33	—	28	—	61
Other income (expense), net	(18)	1	3	1	(13)
Segment operating profit	$533	$120	$97	$115	$865

	Three Months Ended September 30, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,961	$1,246	$840	$937	$5,984
Cost of goods sold	(1,920)	(851)	(625)	(686)	(4,082)
Research and development	(98)	(20)	(17)	(20)	(155)
Selling, general and administrative	(230)	(259)	(125)	(90)	(704)
Equity method investment net earnings	40	—	27	—	67
Other income (expense), net	(3)	13	6	(4)	12
Segment operating profit	$750	$129	$106	$137	$1,122

	Nine Months Ended September 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$8,535	$3,712	$2,541	$2,122	$16,910
Cost of goods sold	(5,598)	(2,559)	(1,893)	(1,531)	(11,581)
Research and development	(258)	(56)	(46)	(49)	(409)
Selling, general and administrative	(800)	(781)	(360)	(215)	(2,156)
Equity method investment net earnings	102	(1)	76	6	183
Other income (expense), net	1	9	35	7	52
Segment operating profit	$1,982	$324	$353	$340	$2,999

	Nine Months Ended September 30, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$8,186	$3,732	$2,626	$2,794	$17,338
Cost of goods sold	(5,411)	(2,510)	(1,916)	(2,054)	(11,891)
Research and development	(298)	(62)	(53)	(60)	(473)
Selling, general and administrative	(697)	(782)	(383)	(290)	(2,152)
Equity method investment net earnings	106	(2)	77	6	187
Other income (expense), net	2	13	20	(8)	27
Segment operating profit	$1,888	$389	$371	$388	$3,036

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reconciliation to Earnings before income taxes
Segment operating profit	$865	$1,122	$2,999	$3,036

Corporate and other	(42)	(78)	(162)	(172)
Restructuring costs	(50)	(60)	(105)	(97)
Amortization of acquired intangibles	(221)	(175)	(636)	(517)
Acquisition step-up amortization	—	(31)	—	(251)
Acquisition/divestiture-related costs	(13)	(15)	(32)	(87)
CCR gain	—	—	7	—
Viessmann-related hedges	—	—	—	(86)
Gain on liability adjustment	—	—	—	46
Non-service pension (expense) benefit	(9)	(1)	(8)	(1)
Interest (expense) income, net	(97)	8	(270)	(290)
Earnings before income taxes	$433	$770	$1,793	$1,581

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the United States as presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
United States	$2,860	$3,154	$9,027	$8,778
International:
Europe	1,560	1,723	4,481	5,152
Asia Pacific	961	923	2,883	2,886
Other	198	184	519	522
Net sales	$5,579	$5,984	$16,910	$17,338

NOTE 18: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Sales to equity method investees included in Product sales	$668	$774	$2,293	$2,329
Purchases from equity method investees included in Cost of products sold	$68	$64	$172	$178

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2025	December 31, 2024
Receivables from equity method investees included in Accounts receivable, net	$255	$363
Payables to equity method investees included in Accounts payable	$40	$32

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	September 30, 2025	December 31, 2024
Environmental reserves included in Accrued liabilities	$13	$25
Environmental reserves included in Other long-term liabilities	187	185
Total Environmental reserves	$200	$210

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	September 30, 2025	December 31, 2024
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	201	208
Total Asbestos liabilities	$218	$225

Asbestos-related recoveries included in Other current assets	$6	$7
Asbestos-related recoveries included in Other assets	86	88
Total Asbestos-related recoveries	$92	$95

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

Aqueous Film Forming Foam Litigation

As of September 30, 2025, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 13,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the three months ended September 30, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of September 30, 2025, the Company has not recorded any amounts associated with expected insurance proceeds.

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

On November 14, 2024, KFI filed the chapter 11 plan of liquidation (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Chapter 11 Plan"), which incorporates the Estate Claims Settlement, provides for the treatment of the various creditor classes, and establishes wind-down provisions, among other things, and the disclosure statement for the Chapter 11 Plan (as may be further amended, restated, supplemented, waived, or otherwise modified from time to time, the "Disclosure Statement"). A hearing to approve the Disclosure Statement was held in June 2025. A revised and supplemented Disclosure Statement was filed on August 15, 2025. The Bankruptcy Court held a hearing on that statement on October 6, 2025. Following that hearing, the Bankruptcy Court ordered that the revised and supplemented Disclosure Statement be modified further in two areas, which the parties are addressing.

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

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $101 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued liabilities as of September 30, 2025. This obligation is expected to be settled in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

The following represents our consolidated net sales and operating results:

	Three Months Ended September 30,
(In millions)	2025	2024	Period Change	% Change
Net sales	$5,579	$5,984	$(405)	(7)%
Cost of products and services sold	(4,130)	(4,307)	177	(4)%
Gross margin	1,449	1,677	(228)	(14)%
Operating expenses	(910)	(914)	4	—%
Operating profit	539	763	(224)	(29)%
Non-operating income (expense), net	(106)	7	(113)	(1614)%
Earnings (loss) before income taxes	433	770	(337)	(44)%
Income tax expense	1	(172)	173	(101)%
Earnings (loss) from continuing operations	434	598	(164)	(27)%
Discontinued operations, net of income taxes	21	(117)	138	(118)%
Net earnings (loss)	455	481	(26)	(5)%
Less: Non-controlling interest in subsidiaries' earnings from operations	27	34	(7)	(21)%
Net earnings (loss) attributable to common shareowners	$428	$447	$(19)	(4)%

Net Sales

For the three months ended September 30, 2025, Net sales were $5.6 billion, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Three Months Ended September 30,
Organic	(4)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(4)%
Total % change	(7)%

Organic sales for the three months ended September 30, 2025, decreased by 4% compared with the same period of 2024. The organic decrease was primarily due to our Climate Solutions Americas segment as reduced end-market demand and distributor destocking in our residential business impacted the segment. In addition, lower end-market demand in both our Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments further impacted overall results. These results were partially offset by improved end-market demand in Climate Solutions Transportation. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended September 30, 2025, gross margin was $1.4 billion, a 14% decrease compared with the same period of 2024. The components were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Net sales	$5,579	$5,984
Cost of products and services sold	(4,130)	(4,307)
Gross margin	$1,449	$1,677
Percentage of net sales	26.0%	28.0%

Gross margin decreased by $228 million compared with the three months ended September 30, 2024 primarily due to lower volumes in certain end-markets. As a result, gross margin as a percentage of Net sales decreased by 200 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 50 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales. The decrease was partially offset by ongoing customer demand in certain end-markets and our continued focus on productivity initiatives.

Operating Expenses

For the three months ended September 30, 2025, operating expenses, including Equity method investment net earnings, were $910 million, flat compared with the same period of 2024. The components were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Selling, general and administrative	$(803)	$(799)
Research and development	(151)	(172)
Equity method investment net earnings	60	66
Other income (expense), net	(16)	(9)
Total operating expenses	$(910)	$(914)
Percentage of net sales	16.3%	15.3%

For the three months ended September 30, 2025, Selling, general and administrative expenses were $803 million, a 1% increase compared with the same period of 2024. The increase primarily relates to foreign currency translation. In addition, employee-related costs associated with our portfolio transformation further impacted results. These costs were partially offset by lower compensation costs and synergies associated with the integration of the VCS Business. The current period also included $13 million of acquisition and divestiture-related costs compared with $15 million during the three months ended September 30, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2025, Equity method investment net earnings were $60 million, a 9% decrease compared with the same period of 2024. The decrease was primarily driven by lower earnings in joint ventures within Climate Solutions Americas.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities.

Non-Operating Income (Expense), net

For the three months ended September 30, 2025, Non-operating income (expense), net was $106 million, a 1,614% decrease compared with the same period of 2024. The components were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Non-service pension (expense) benefit	$(9)	$(1)

Interest expense	$(116)	$(131)
Interest income	19	139
Interest (expense) income, net	$(97)	$8

Non-operating income (expense), net	$(106)	$7

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended September 30, 2025, Interest expense was $116 million, an 11% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion in 2025. During the three months ended September 30, 2024, our debt repayments resulted in an $11 million write off of unamortized deferred financing costs in Interest expense and recognition of a net gain of $97 million in Interest income.

Income Taxes

	Three Months Ended September 30,
	2025	2024
Effective tax rate	(0.2)%	22.3%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the three months ended September 30, 2025, was a 0.2% benefit compared with 22.3% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025, was lower than the effective tax rate for the three months ended September 30, 2024, primarily due to a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the current period and a tax benefit of $49 million from the re-organization of a Japanese subsidiary.

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

	Three Months Ended September 30,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$539	$763
Restructuring costs	50	60
Amortization of acquired intangibles	221	175
Acquisition step-up amortization	—	31
Acquisition/divestiture-related costs	13	15
Adjusted operating profit	$823	$1,044

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

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

The following represents our consolidated net sales and operating results:

	Nine Months Ended September 30,
(In millions)	2025	2024	Period Change	% Change
Net sales	$16,910	$17,338	$(428)	(2)%
Cost of products and services sold	(12,247)	(12,701)	454	(4)%
Gross margin	4,663	4,637	26	1%
Operating expenses	(2,592)	(2,765)	173	(6)%
Operating profit	2,071	1,872	199	11%
Non-operating income (expense), net	(278)	(291)	13	(4)%
Earnings (loss) before income taxes	1,793	1,581	212	13%
Income tax expense	(272)	(339)	67	(20)%
Earnings (loss) from continuing operations	1,521	1,242	279	22%
Discontinued operations, net of income taxes	4	1,897	(1,893)	(100)%
Net earnings (loss)	1,525	3,139	(1,614)	(51)%
Less: Non-controlling interest in subsidiaries' earnings from operations	94	86	8	9%
Net earnings (loss) attributable to common shareowners	$1,431	$3,053	$(1,622)	(53)%

Net Sales

For the nine months ended September 30, 2025, Net sales were $16.9 billion, a 2% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Nine Months Ended September 30,
Organic	1%
Foreign currency translation	1%
Acquisitions and divestitures, net	(4)%
Total % change	(2)%

Organic sales for the nine months ended September 30, 2025 increased by 1% compared with the same period of 2024. The organic increase was primarily due to our Climate Solutions Americas segment as ongoing demand in certain end-markets continued to drive higher volumes. In addition, improved end-market demand in our Climate Solutions Transportation segment further benefited results. These amounts were partially offset by lower end-market demand in both Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the nine months ended September 30, 2025, gross margin was $4.7 billion, a 1% increase compared with the same period of 2024. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Net sales	$16,910	$17,338
Cost of products and services sold	(12,247)	(12,701)
Gross margin	$4,663	$4,637
Percentage of net sales	27.6%	26.7%

Gross margin increased by $26 million compared with the nine months ended September 30, 2024 primarily due to higher volumes in certain end-markets and our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales increased by 90 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 150 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales.

Operating Expenses

For the nine months ended September 30, 2025, operating expenses, including Equity method investment net earnings, were $2.6 billion, a 6% decrease compared with the same period of 2024. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Selling, general and administrative	$(2,345)	$(2,394)
Research and development	(465)	(524)
Equity method investment net earnings	182	187
Other income (expense), net	36	(34)
Total operating expenses	$(2,592)	$(2,765)
Percentage of net sales	15.3%	15.9%

For the nine months ended September 30, 2025, Selling, general and administrative expenses were $2.3 billion, a 2% decrease compared with the same period of 2024. The decrease relates to productivity initiatives associated with our portfolio transformation and synergies associated with the integration of the VCS Business. These benefits were partially offset by higher foreign currency translation, compensation and other employee-related costs. In addition, the current period also included $33 million of acquisition and divestiture-related costs compared with $87 million during the nine months ended September 30, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2025, Equity method investment net earnings were $182 million, a 3% decrease compared with the same period of 2024. The decrease was primarily driven by lower earnings in joint ventures within Climate Solutions Americas.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the nine months ended September 30, 2025, we finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR. In connection with the acquisition of the VCS Business, we recognized an $86 million loss during the nine months ended September 30, 2024, on the mark-to-market valuation of our window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, we recognized a $46 million gain associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the Internal Revenue Service ("IRS").

Non-Operating Income (Expense), net

For the nine months ended September 30, 2025, Non-operating income (expense), net was $278 million, a 5% decrease compared with the same period of 2024. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Non-service pension (expense) benefit	$(8)	$(1)

Interest expense	$(343)	$(462)
Interest income	73	172
Interest (expense) income, net	$(270)	$(290)

Non-operating income (expense), net	$(278)	$(291)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the nine months ended September 30, 2025, Interest expense was $343 million, a 26% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion during 2025. During the nine months ended September 30, 2024, our debt repayments resulted in a make-whole premium of $8 million in Interest expense, an $11 million write off of unamortized deferred financing costs in Interest expense and recognition of a net gain of $97 million in Interest income.

Income Taxes

	Nine Months Ended September 30,
	2025	2024
Effective tax rate	15.2%	21.4%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 15.2% for the nine months ended September 30, 2025, compared with 21.4% for the nine months ended September 30, 2024. The year-over-year decrease was primarily driven by a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the current period, a tax benefit of $49 million from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party. These amounts were partially offset by the absence of a $21 million tax benefit associated with the TMA and UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS recognized during the nine months ended September 30, 2024.

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

	Nine Months Ended September 30,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$2,071	$1,872
Restructuring costs	105	97
Amortization of acquired intangibles	636	517
Acquisition step-up amortization	—	251
Acquisition/divestiture-related costs	32	87
CCR gain	(7)	—
Viessmann-related hedges	—	86
Gain on liability adjustment	—	(46)
Adjusted operating profit	$2,837	$2,864

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

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$2,711	$2,961	$533	$750	19.7%	25.3%
Climate Solutions Europe	1,290	1,246	120	129	9.3%	10.4%
Climate Solutions Asia Pacific, Middle East & Africa	833	840	97	106	11.6%	12.6%
Climate Solutions Transportation	745	937	115	137	15.4%	14.6%
Total segment	$5,579	$5,984	$865	$1,122	15.5%	18.8%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Segment operating profit	$865	$1,122
Corporate and other	(42)	(78)
Adjusted operating profit	$823	$1,044

Climate Solutions Americas

For the three months ended September 30, 2025, Net sales were $2.7 billion, an 8% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(8)%
Foreign currency translation	—%
Total % change in Net sales	(8)%

The organic decrease in Net sales of 8% was driven by volume reductions within certain end-markets compared with the prior year. Growth in our commercial business (up 28%) was primarily driven by ongoing customer demand and improved price. These results were more than offset by lower volume in our residential business (down 30%) primarily due to reduced end-market demand and distributor destocking. These amounts were partially offset by favorable mix and improved price. In addition, lower volume in our light commercial business (down 4%) further impacted segment results.

For the three months ended September 30, 2025, Segment operating profit was $533 million, a 29% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(29)%
Foreign currency translation	—%
Total % change in Segment operating profit	(29)%

The segment operational profit decrease of 29% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, unfavorable productivity, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These amounts were partially offset by favorable mix and improved price.

Climate Solutions Europe

For the three months ended September 30, 2025, Net sales were $1.3 billion, a 4% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(3)%
Foreign currency translation	7%
Total % change in Net sales	4%

The organic decrease in Net sales of 3% was driven by volume reductions in each of the segment's businesses compared with the prior year. Results in our commercial business were down (down 4%) due to lower volumes across the region, partially offset by improved price. In addition, results in our residential and light commercial business were down (down 2%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand.

For the three months ended September 30, 2025, Segment operating profit was $120 million, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(11)%
Foreign currency translation	4%
Total % change in Segment operating profit	(7)%

The segment operational profit decrease of 11% was primarily attributable to volume reductions in each of the segment's businesses compared with the prior year. In addition, unfavorable product and geographical mix further impacted the segment. These amounts were partially offset by integration synergies associated with the acquisition of the VCS Business and lower selling, general and administrative costs.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended September 30, 2025, Net sales were $833 million, a 1% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(2)%
Foreign currency translation	1%
Total % change in Net sales	(1)%

The organic decrease in Net sales of 2% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 8%) as residential end-markets experienced economic challenges impacting both demand and price. These results were partially offset by growth within commercial end-markets in China. In addition, ongoing end-market demand and improved price in the region's remaining geographies further benefitted the segment.

For the three months ended September 30, 2025, Segment operating profit was $97 million, an 8% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(13)%
Foreign currency translation	4%
Acquisitions and divestitures, net	1%
Total % change in Segment operating profit	(8)%

The segment operational profit decrease of 13% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, unfavorable price and product mix further impacted segment results. These reductions were partially offset by favorable productivity initiatives, lower selling, general and administrative expenses and higher earnings from equity method investments.

Climate Solutions Transportation

For the three months ended September 30, 2025, Net sales were $745 million, a 20% decrease compared to the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	6%
Foreign currency translation	2%
Acquisitions and divestitures, net	(28)%
Total % change in Net sales	(20)%

The organic increase in Net sales of 6% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 50%) due to ongoing end-market demand and improved price. These results were partially offset by lower volume in our global truck and trailer business (down 4%) primarily due to reduced end-market demand.

For the three months ended September 30, 2025, Segment operating profit was $115 million, a 16% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(12)%
Foreign currency translation	2%
Acquisitions and divestitures, net	(6)%
Total % change in Segment operating profit	(16)%

The segment operational profit decrease of 12% was primarily driven by lower volumes in certain end-markets compared with the prior year. In addition, costs associated with warranty-related issues further impacted the segment. These amounts were partially offset by favorable productivity initiatives, lower selling, general and administrative costs and higher volumes in certain end-markets. However, the higher volumes led to an unfavorable mix in the segment.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$8,535	$8,186	$1,982	$1,888	23.2%	23.1%
Climate Solutions Europe	3,712	3,732	324	389	8.7%	10.4%
Climate Solutions Asia Pacific, Middle East & Africa	2,541	2,626	353	371	13.9%	14.1%
Climate Solutions Transportation	2,122	2,794	340	388	16.0%	13.9%
Total segment	$16,910	$17,338	$2,999	$3,036	17.7%	17.5%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Segment operating profit	$2,999	$3,036
Corporate and other	(162)	(172)
Adjusted operating profit	$2,837	$2,864

Climate Solutions Americas

For the nine months ended September 30, 2025, Net sales were $8.5 billion, a 4% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	4%
Foreign currency translation	—%
Total % change in Net sales	4%

The organic increase in Net sales of 4% was driven by volume growth within certain end-markets compared with the prior year. Growth in our commercial business (up 27%) was primarily driven by ongoing customer demand and improved price. These results were partially offset by lower volume in our residential business (down 2%) primarily due to reduced end-market demand and distributor destocking during the current quarter. These amounts were partially offset by favorable mix and improved price. In addition, lower volume in our light commercial business (down 21%) further impacted segment results.

For the nine months ended September 30, 2025, Segment operating profit was $1,982 million, a 5% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	6%
Foreign currency translation	(1)%
Total % change in Operating profit	5%

The segment operational profit increase of 6% was primarily attributable to ongoing customer demand in certain end-markets compared with the prior year. In addition, favorable productivity initiatives, pricing improvements and product mix further benefited segment results. These benefits were partially offset by volume reductions in certain end-markets, lower earnings from equity method investments and higher selling, general and administrative expenses.

Climate Solutions Europe

For the nine months ended September 30, 2025, Net sales were $3.7 billion, a 1% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(3)%
Foreign currency translation	2%
Total % change in Net sales	(1)%

The organic decrease in Net sales of 3% was driven by ongoing challenges in certain end-markets compared with the prior year. Results in our residential and light commercial business decreased (down 5%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand. These results were partially offset by growth in our commercial business (up 1%) as a result of end-market demand and improved price.

For the nine months ended September 30, 2025, Segment operating profit was $324 million, a 17% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(18)%
Foreign currency translation	1%
Total % change in Operating profit	(17)%

The segment operational profit decrease of 18% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, unfavorable product mix and geographical mix further impacted the segment. These amounts were partially offset by favorable productivity initiatives and business integration synergies associated with the acquisition of the VCS Business.

Climate Solutions Asia Pacific, Middle East & Africa

For the nine months ended September 30, 2025, Net sales were $2.5 billion, a 3% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	(4)%
Foreign currency translation	1%
Total % change in Net sales	(3)%

The organic decrease in Net sales of 4% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 10%) as residential end-markets experienced economic challenges impacting both demand and price. These results were partially offset by growth within commercial end-markets in China. In addition, ongoing end-market demand and improved price in the region's remaining geographies further benefited the segment.

For the nine months ended September 30, 2025, Segment operating profit was $353 million, a 5% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(8)%
Foreign currency translation	3%
Total % change in Operating profit	(5)%

The segment operational profit decrease of 8% was primarily attributable to volume reductions within certain end-markets compared with the prior year. In addition, unfavorable price and product mix further impacted segment results. These reductions were partially offset by favorable productivity initiatives and lower selling, general and administrative expenses.

Climate Solutions Transportation

For the nine months ended September 30, 2025, Net sales were $2,122 million, a 24% decrease compared to the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic	2%
Foreign currency translation	1%
Acquisitions and divestitures, net	(27)%
Total % change in Net sales	(24)%

The organic increase in Net sales of 2% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 25%) due to ongoing end-market demand and improved price. These results were partially offset by our global truck and trailer business (down 4%) as lower end-market demand in Asia and Europe more than offset flat results in North America.

For the nine months ended September 30, 2025, Segment operating profit was $340 million, a 12% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(10)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(3)%
Total % change in Operating profit	(12)%

The decrease in segment operational profit of 10% was primarily driven by volume reductions in certain end-markets. In addition, costs associated with warranty-related issues further impacted the segment. These amounts were partially offset by favorable productivity initiatives, lower selling, general and administrative costs and higher volumes in certain end-markets. However, the higher volumes led to an unfavorable mix in the segment.

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

As of September 30, 2025, we had cash and cash equivalents of $1.4 billion, of which approximately 94% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2025 and December 31, 2024, the amount of such restricted cash was approximately $3 million and $3 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,423	$3,969
Total debt	11,916	12,362
Total equity	14,839	14,395

Net debt (total debt less cash and cash equivalents)	10,493	8,393
Total capitalization (total debt plus total equity)	26,755	26,757
Net capitalization (total debt plus total equity less cash and cash equivalents)	25,332	22,788
Total debt to total capitalization	45%	46%
Net debt to net capitalization	41%	37%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of September 30, 2025, we had $415 million and zero borrowings outstanding under our commercial paper program and our Revolving Credit Facility, respectively.

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

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2025, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

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

During the nine months ended September 30, 2025, we repurchased 36.3 million shares of common stock for an aggregate purchase price of $2.4 billion, which included shares repurchased from Viessmann. As a result, we had approximately $811 million remaining under the current authorization at September 30, 2025. In October 2025, our Board of Directors approved a $5 billion increase to our existing share repurchase program.

Dividends

We paid dividends on common stock during the nine months ended September 30, 2025, totaling $583 million. In October 2025, the Board of Directors declared a dividend of $0.225 per share of common stock payable on November 18, 2025, to shareowners of record at the close of business on October 29, 2025.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash flows provided by (used in):
Continuing operating activities	$1,076	$1,208
Continuing investing activities	(232)	(11,331)
Continuing financing activities	(3,885)	(2,939)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by continuing operating activities was primarily driven by an increase in working capital balances compared with the prior period. Higher accounts receivable and inventory balances were partially offset by higher accounts payable balances.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2025, net cash used in continuing investing activities was $232 million. The primary driver of the outflow related to $261 million of capital expenditures which was partially offset by $120 million of cash inflow related to settlement of derivatives. During the nine months ended September 30, 2024, net cash used in continuing investing activities was $11.3 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $187 million related to settlement of derivatives and $302 million of capital expenditures.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the nine months ended September 30, 2025, net cash used in continuing financing activities was $3.9 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $2.4 billion. In addition, we made long-term debt repayments of $1.2 billion and payments of $583 million in dividends to our common shareowners. During the nine months ended September 30, 2024, net cash used in continuing financing activities was $2.9 billion. The primary driver of the outflow is due to repayment of long-term debt totaling $4.5 billion. In addition, we made dividend payments of $514 million and share repurchases of $431 million. These outflows were partially offset by the proceeds of long-term debt used to fund the cash portion of the acquisition of the VCS Business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2025. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2024 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer ("CEO"), the Senior Vice President and Chief Financial Officer ("CFO") and the Vice President, Controller and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended September 30, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2025
July 1 - July 31	1,729	$69.81	1,729	$1,173
August 1 - August 31	1,541	$66.56	1,541	$1,071
September 1 - September 30	4,232	$61.43	4,232	$811
Total	7,502	$64.42	7,502

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $7.1 billion of the Company's outstanding common stock. In October 2025, the Company's Board of Directors approved a $5 billion increase to the Company's existing share repurchase program.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20250930.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20250930.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20250930_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20250930_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20250930_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20250930_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 28, 2025	by:	/s/PATRICK GORIS
Patrick Goris
Senior Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 28, 2025	by:	/s/BERIL YILDIZ
Beril Yildiz
Vice President, Controller and Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)