Form 10-K
period 2025-12-31
CARRIER GLOBAL Corp
filed 2026-02-05
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $58.5 billion, based on the New York Stock Exchange closing price for such shares on that date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
As of January 30, 2026, there were 835,843,882 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant's definitive proxy statement related to its 2026 annual meeting of shareowners.

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

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "intend," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, cost optimization actions, market conditions including with respect to residential end-markets, data center and otherwise, growth prospects for 2026 and beyond, pending dispositions, Carrier's guidance for full-year 2026, future revenues including relating to digitally-enabled products, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
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
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things integration of acquired businesses, such as the VCS Business (as defined below), into existing businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs;

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

This Annual Report and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Investors section of our Internet website (http://www.ir.carrier.com) under the heading "Financials" and sub-heading "SEC Filings" as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet website (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1. BUSINESS

General

Carrier Global Corporation ("we" or "our" or the "Company") is a global leader in intelligent climate and energy solutions, focused on providing differentiated, digitally enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold, among others, that offer innovative heating, cooling and cold chain solutions to enhance the lives we live and the world we share. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring.

Through our performance-driven culture, we anticipate creating long-term shareowner value by investing strategically to strengthen our product position in homes, buildings and across the cold chain to drive profitable growth. We believe our business segments are well positioned to benefit from favorable secular trends, including the mega-trends of urbanization, population growth and demographic shifts, food security and safety, electrification, increasing demand for climate control and accelerated digitalization. Coupled with our industry-leading brands and track record of innovation, we continue to provide market-leading solutions for our customers.

In addition, we continue to invest in product and technology innovation within our core offerings and in new business models. Carrier Energy, our business offering new energy management solutions, is developing intelligent climate and energy solutions to meet future energy needs by optimizing home energy management, providing grid flexibility and unlocking energy capacity to support economic growth. This new business model is also expected to enhance the digital connection between the end-customers and Carrier, providing us with opportunities to offer services and aftermarket parts and components over the life of the product.

For the year ended December 31, 2025, our net sales were $21.7 billion and our operating profit was $2.2 billion. Our international operations, including U.S. export sales, represented approximately 52% of our net sales for 2025. During the same period, new equipment comprised 72% and parts and service comprised 28% of our net sales.

Sales by Segment	Sales by Type

Separation from United Technologies Corporation
On April 3, 2020 (the "Distribution Date"), United Technologies Corporation, ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX") completed the spin-off of Carrier into an independent publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, we entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among us, UTC and Otis following the Separation and Distribution. As of December 31, 2025, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

Business Segments

In May 2025, we announced changes to our reportable segments to better align our reporting structure with our business strategy, resource allocation and performance assessment. Under the revised segment structure, we globally manage our business operations through four segments: Climate Solutions Americas ("CSA"), Climate Solutions Europe ("CSE"), Climate Solutions Asia Pacific, Middle East & Africa ("CSAME") and Climate Solutions Transportation ("CST"). Each respective segment's major products, services and distribution methods are as follows:

The Climate Solutions Americas, Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments provide products and controls, services, and system solutions to meet the heating, cooling and ventilation needs of our customers while enhancing building performance, health and energy efficiency on a regional basis. Products and controls, services, and systems include air conditioners, heat pumps, heating systems, home and building energy management systems, aftermarket components, repair and maintenance services and rentals as well as modernization and upgrades through the product lifecycle. We serve a wide range of customers, including in the residential, commercial, education, healthcare, technology, retail, hospitality, data center, and infrastructure markets, among others. Products and controls, services and systems are sold directly to building contractors and owners and indirectly through joint ventures, independent sales representatives, distributors, wholesalers, dealers and retail outlets. Our established brands include Carrier, Viessmann, Toshiba, Automated Logic, Bryant, CIAT, Day & Night, Heil, and NORESCO which offer innovative solutions and a complete portfolio of products to our customers. These products and controls, services and systems, in addition to the markets they serve, provide future service opportunities including replacement components, preventative and on-demand contractual maintenance and repair, digital monitoring and modifications/upgrades.

The Climate Solutions Transportation segment provides climate and energy solutions for customers globally. Our products, services, systems and monitoring solutions offer reliable transport and preservation of food, medicine and other perishable cargo. Products include trucks, trailers, shipping containers and intermodal applications to meet customer needs for both ground transport and ocean freight, while services include maintenance, repair, and monitoring. Products and services are sold directly to transportation companies and indirectly through joint ventures, independent sales representatives, distributors, wholesalers and dealers. Products and services are sold under established brand names, including Carrier Transicold and Sensitech. We provide customers the flexibility to select solutions from a very broad range of technologies, including fossil fuel applications and electric solutions, to best adhere to their objectives and preferences as well as regulatory requirements. In addition, our focus on digitalization and innovation is expanding our offering of service and aftermarket solutions, including on-demand and subscription-based monitoring of customer cargo. Through the lifecycle of the product, we also offer modifications and upgrades to the current installed base, improving energy efficiency, noise or other customer requirements.

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

During 2024, we completed several activities designed to simplify our business portfolio, transforming us into a pure-play climate and energy solutions provider. On January 2, 2024, we acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (together with its affiliates, “Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial heating, ventilating and air conditioning ("HVAC") provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and energy management solutions. In addition, we divested our Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in our Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations. We also divested our Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Sale of Riello Business
On December 16, 2025, we entered into a purchase agreement to sell our Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in our Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications. The business has a strong focus on energy efficiency, innovation and a global distribution network. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.
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

Expand Portfolio with Systems Solutions

As power grids and transportation infrastructure shift from fossil fuels to renewables, we will continue to position ourselves as a leader in innovative solutions that reduce emissions and energy consumption and promote power grid stability. Our solutions range from residential home energy management to sustainable solutions for commercial and industrial buildings to optimized low noise and low gas emission transport solutions. With the integration of the VCS Business, we believe we are well-positioned to provide complete energy solutions globally. Our portfolio includes environmentally friendly refrigerants, high temperature heat pumps for use in industrial and commercial applications, natural refrigerant heat pumps for residential buildings and a connected ecosystem for homes including solar photovoltaic, batteries and a differentiated digital platform, all supported by extensive service and aftermarket offerings. In addition, to address the cooling demands from the growth in data centers and the increasing intensity of performance requirements, we developed Carrier QuantumLeapTM, an integrated solution that combines traditional and liquid cooling with advanced building and server management systems. This approach delivers an efficient, differentiated offering to enhance data center performance for our customers.

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

Intellectual Property

We maintain a broad portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our business to protect our research and development investments and to maintain our competitive advantages. We hold approximately 11,000 active patents and pending patent applications worldwide. From time to time, we take actions to protect our business by asserting our intellectual property rights against third-party infringement. We believe that we have taken reasonable measures to build and protect this portfolio of intellectual property rights, but we cannot be assured that these rights will not be challenged, found invalid or unenforceable.

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

Joint Ventures and Strategic Relationships

Our joint ventures and strategic relationships are an important part of our business. We hold direct ownership interests in approximately 58 joint ventures, the financial results of which are accounted for by the equity method of accounting or the cost basis of accounting, of which 52% relates to Climate Solutions Americas and 38% relates to Climate Solutions Asia Pacific, Middle East & Africa. These relationships engage in distribution, manufacturing and product development activities and are integral to our business operations and growth strategy.

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

Compliance with the Regulation of our Business and Operations

We operate our businesses and sell our products all over the world. As a result, rapid changes in legislation, regulations and government policies affect our operations and business in the countries, regions and localities in which we operate and sell our products. While international frameworks like the Paris Agreement continue to shape climate policies abroad, the U.S. withdrawal from the accord creates a divergent regulatory environment. The resulting differences in international mandates, coupled with varying U.S. federal and local regulations aimed at reducing fossil fuel use, have the potential to impact our products and service offerings. Such changes, which can render our products and technologies non-compliant, involve refrigerants, noise levels, product and fire safety, hydrofluorocarbon emissions, fluorinated gases, hazardous substances and electric and electronic equipment waste. Increased fragmentation of regulatory requirements changes the manner in which we conduct our business and increases our costs because it necessitates the development of country or regional specific variants, monitoring of and compliance with those regulations and additional testing and certifications. In addition, our operations are subject to and affected by environmental regulations promulgated by federal, state and local authorities in the U.S. and by authorities with jurisdiction over our foreign operations. We have made, and will be required to continue to make, capital expenditures to design and upgrade our products to comply with or exceed environmental and other regulations and energy efficiency standards. However, we believe that the costs related to compliance requirements for environmental or other government regulations will not have a material adverse effect on our capital expenditures, financial results or competitive position.

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

Culture and People

Our operating fundamentals - The Carrier Way, Leading People The Carrier Way, and Carrier Excellence – serve as a basis for how we operate our company and drive success, as One Team. The Carrier Way outlines our vision, values, and cultural behaviors. Leading People The Carrier Way sets expectations for people leaders and how we build the best teams. Carrier Excellence is our continuous improvement operating system, a mindset that focuses the organization on problem-solving, enhancing efficiency, and delivering high-quality outcomes across all facets of our business.

Our employees collaborate as one team across more than 52 countries. We develop and deploy best-in-class programs and practices, provide enriching career opportunities, listen to employee feedback and always challenge ourselves to do better. As of December 31, 2025, we had approximately 47,000 employees worldwide, of which 34% are located in the Americas, 36% are located in Europe and 30% are located in Asia Pacific, Middle East & Africa.

We are an employer of choice and we focus on our Build Best Teams cultural behavior priority through the deployment of our talent ecosystem that connects strategy, embeds talent in our culture and activates it through people programs, processes and leadership. One of our core values in The Carrier Way, inclusion, is fundamental to who we are and what we do. We aspire to have an inclusive culture where each and every employee can come to work, every day, feeling like they belong, and can contribute to their fullest and greatest potential. We continuously evaluate, modify and enhance our recruitment and retention strategies as part of the overall management of our business.
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

Our Environmental, Health and Safety program is focused on eliminating the risk of serious injuries, illness and fatalities to employees, contractors and customers during manufacturing, installation, servicing and other business activities. We apply rigorous standards to ensure that our operations and premises comply with national and local regulations and our incident reporting requirements. For 2025, our total recordable incident rate ("TRIR"), based upon the number of employee injuries per 200,000 hours worked, was 0.35 and our lost time incident rate ("LTIR") was 0.13.

Our global well-being programs support employees’ physical, mental and financial health, offering flexible benefits, mental health resources, hybrid-work and financial planning tools. Our total rewards philosophy is designed to align the compensation of our employees with individual and company performance and to provide market-competitive total rewards to attract, retain and motivate employees to achieve superior results.
We measure employee engagement through three company-wide Pulse surveys each year, which assess employee sentiment related to company priorities, leadership practices, and inclusion, and what we can do to improve the overall employee experience.

As of December 31, 2025, in the U.S., 78% of our approximately 3,800 production and maintenance employees were covered under six collective bargaining agreements with expiration dates ranging from 2026 to 2029. In Europe, approximately 16,500 employees are represented by a European Works Council and, at national and local levels, we inform and consult with 42 local works councils and with unions representing employees at approximately 40 sites. Relations with our labor unions and works councils are generally positive.

Corporate Information

Carrier was incorporated in Delaware in connection with the Separation on March 15, 2019. Our principal executive offices are located at 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418, and our telephone number is (561) 365-2000. We maintain an Internet website at www.carrier.com.

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
•Demand for our HVAC products and services is influenced by weather conditions, seasonality, macroeconomic conditions and other factors.
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

Approximately 52% of our net sales for the year ended December 31, 2025, are derived from international operations, including U.S. export sales. As a result, changes in local and regional economic conditions, including fluctuating exchange rates, may adversely affect demand for our products and the profits generated by our non-U.S. operations because a significant portion of our sales and expenses are denominated in currencies other than U.S. dollars. While we attempt to manage our exchange rate risks, we are not completely insulated from that exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our operating margins in various locations outside of the U.S., which would adversely impact the comparability of our results from period to period.

Our international sales and operations are also subject to the risks associated with changes in local government regulations and policies regarding investments, employment, taxation, incentives, foreign exchange and capital controls and the repatriation of earnings. Moreover, government regulations and policies regarding international trade, such as import quotas, punitive taxes or tariffs or similar trade barriers, including counter-tariffs and other retaliatory trade policies, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services or encumber our ability to manufacture or sell or procure products in certain countries. The implementation of more restrictive trade policies, including tariffs, by the U.S. or by other countries, such as China and Mexico, where we sell or produce our products and services or procure materials, or unpredictability or rapid shifts in trade policies, including as a result of trade conflict between the U.S. and other countries, have in the past negatively impacted, and could in the future negatively impact, our business, results of operations and financial condition. Our international sales and operations are also sensitive to political and economic instability, changes in foreign national priorities and government budgets, and the risks associated with differing legal systems and customs in foreign countries.

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

Our business operations, particularly in our Climate Solutions Americas and Climate Solutions Asia Pacific, Middle East & Africa segments, depend on various strategic relationships, namely, joint ventures and non-wholly owned subsidiaries. We sell our products and services through certain key distributor, joint venture and similar relationships, including the Carrier Enterprise joint ventures with Watsco, Inc., AHI-Carrier FZC, a United Arab Emirates-based joint venture and various joint ventures with members of the Midea Group.

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

There is a general consensus that greenhouse gas emissions are linked to climate events, and that these emissions must be reduced dramatically to avert its worst effects. Increased public awareness and concern about climate events may continue to: (1) generate more international, regional and/or national requirements to curtail the use of high global warming potential refrigerants (e.g., the Kigali Amendment to the Montreal Protocol and the American Innovation and Manufacturing ("AIM") Act of 2020, which are essential to many of our products); (2) increase building energy and cold chain efficiency; (3) cause a shift away from the use of fossil fuels as an energy source, including natural gas prohibitions; and (4) lead to the adoption of additional rules and regulations surrounding public disclosures relating to greenhouse gas emissions, including those adopted in California and the European Union as well as in other jurisdictions, which may vary by jurisdiction. In some instances, these requirements may render our existing technology, particularly some of our HVAC and refrigeration products, non-compliant or obsolete and we may be required to make increased capital expenditures to meet new regulations and standards, changing interpretations and stricter enforcement of current laws and regulations, or divergent requirements across jurisdictions in which we operate. Furthermore, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preferences that we may not be able to timely meet due to our required level of capital investment and technology advancement. While we are committed to pursuing sustainable solutions for our products, there can be no assurance that our development efforts will be successful, that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will justify our investments in new product development.

At the same time, U.S. energy and climate policy may not align with the above trends. Inconsistent international, regional and/or national requirements associated with climate regulations, including the withdrawal by the U.S. from the Paris Climate Agreement, also create economic and regulatory uncertainty. There is also regulatory and budgetary uncertainty associated with government incentives, which, if discontinued or materially reduced, could adversely impact the demand for energy-efficient buildings and homes and could increase costs of compliance. Further, the retraction of existing and implementation of new U.S. energy and/or climate policy and incentives could significantly and adversely impact our business, strategic direction and growth plans.

We have set sustainability goals to be achieved by 2030, which include investing over $4 billion to develop intelligent climate and energy solutions that reduce environmental impacts, avoiding more than 1 gigaton of customer greenhouse gas emissions, achieving carbon neutral operations and reducing energy intensity by 10% across our operations. Although we intend to meet these goals, we have expended and may be required to continue to expend significant resources to do so, which has increased and could continue to increase our operational costs. Further, there can be no assurance of the extent to which any of our goals will be achieved, or that any future expenditures or investments we make in furtherance of achieving such goals will be available, effective, meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. For example, to make substantial progress toward or to meet some of these goals, we may need to purchase or deploy a combination of renewable energy utility contracts, carbon credits or offsets, energy-efficient or low-emission products or operations, or carbon sequestration technologies, and there can be no assurance of the extent to which such contracts, credits, offsets, products, operations or technologies will be available or effective in reducing emissions or energy intensity. As global regulatory reporting obligations continue to emerge and evolve, we strive to align our sustainability disclosures to global reporting requirements, standards, and best practices. To the extent that reporting gaps exist as reporting standards change over time, this could result in increased compliance costs and risks.

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

Demand for our HVAC products and services, representing our largest segments by sales, is seasonal and affected by the weather. Cooler than normal summers depress sales of our replacement air conditioning products and services and warmer than normal winters have the same effect on our heating products. Historically, sales to residential HVAC customers tend to be higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere regions, spring and summer are the peak seasons for sales of air conditioning systems and services. In these circumstances, the results of any quarterly period may not be indicative of expected results for a full year, and unusual weather patterns or events could positively or negatively affect our business and impact overall results of operations.

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

We also may incur, and have incurred, unanticipated costs or expenses, including asset impairment and other charges and expenses associated with litigation and other liabilities. In addition, in connection with certain acquisitions including the acquisition of the VCS Business, we have disclosed and may from time to time disclose, unaudited pro forma financial information. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the acquisition been completed on the dates indicated therein. Further, our actual results and financial position may differ materially and adversely from the unaudited pro forma financial information, including due to certain adjustments made by our management, and due to changes between preliminary estimates of the fair value of assets to be acquired and liabilities to be assumed, and the final acquisition accounting. Additionally, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings subsequent to periods in which we acquire new businesses. Any of the foregoing could adversely affect our business and results of operations.

We also make strategic divestitures from time to time, including the dispositions during 2024 of Access Solutions, Industrial Fire, CCR and the CRF Business, as well as the pending disposition of the Riello business which is subject to customary closing conditions and regulatory approvals.. These and other divestitures may result in continued financial exposure to the divested businesses, such as through guarantees, other financial arrangements, continued supply and services arrangements or through the retention of liabilities, such as for environmental and product liability claims. Under these arrangements, nonperformance by those divested businesses or claims against retained liabilities could result in the imposition of obligations that could have a material adverse effect on our results of operations, cash flows or financial condition.

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

As of December 31, 2025, we had approximately $11.5 billion in aggregate principal amount of outstanding indebtedness. See Note 7 – Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements and the section entitled "Liquidity and Financial Condition" in this Annual Report for additional information. We may also incur additional indebtedness in the future, including via issuance of commercial paper, under our Revolving Credit Facility or by issuing additional notes.

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

In addition, we may be the target of competitor or other third-party patent enforcement actions (for example, brought by owners of Standard Essential Patents or other relevant patents) seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession, ownership or necessary licenses concerning data important to the development or sale of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We use a variety of raw materials, supplier-provided parts, finished goods, and third-party service providers in our business. The ability of suppliers to deliver materials, parts, components, finished goods, and manufacturing equipment to our manufacturing facilities, and our ability to manufacture and distribute without disruption, could affect our business performance. Significant shortages, supplier capacity constraints, supplier disputes, supplier quality issues, or production disruptions, price increases, duties, tariffs or other government actions could increase our operating costs, disrupt our operations and adversely impact the competitive positions of our products.

Our reliance on suppliers and commodity markets to secure components (such as motors and valves), finished goods (including products purchased directly from suppliers for resale), and raw materials (such as copper, aluminum and steel), as well as on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials, products, and services. We use a wide range of materials, finished goods, and components in the global production and distribution of our products, which come from numerous suppliers around the world. Because some key parts and finished goods may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our supply chain could be impacted by climate events through extreme weather, resulting in delivery or production disruptions and increased material costs. In addition, other issues with suppliers (such as capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material/component/finished good shortages, regulatory limitations, government actions, or the decreased availability of trucks and other delivery services could also have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. Periodic disruptions in our supply chains have resulted, and may continue to result, in sufficient inventory not being available in a timely manner or during the appropriate season as well as higher freight and other logistic costs, including increased carrier rates, which could have a material adverse effect on our business.

We use various tactical and strategic actions to mitigate our raw material, finished good, and supply chain risks and challenges, including consolidating commodity purchases, locking in prices of expected purchases of certain raw materials, finished goods and components, dual sourcing, increasing regionalization, requirements as to safety stock, proactive engagement with suppliers and our workforce and dynamic management of freight costs and availability. However, these efforts may be unsuccessful or could cause us to pay higher prices for a commodity when compared with the market price at the time the commodity is actually purchased or delivered. For example, the availability and prices of raw materials and supplies may be impacted as a result of, among other things, the imposition of tariffs, duties and other potential changes in trade policies. Our suppliers could also be subject to regulations including climate related regulations, compliance with which would increase our costs and the impacts of which are difficult to predict. We believe that our supply management and production practices appropriately balance the foreseeable risks and the costs of alternative practices or other mitigation. Nonetheless, these risks may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Our operations and those of our suppliers are subject to disruption for a variety of reasons, including epidemics, pandemics, supplier plant shutdowns or slowdowns, transportation delays, work stoppages, utility outages, labor relations, changes in laws or regulations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as a supplier bankruptcy, Technology failures and hazards such as fire, earthquakes, flooding or other natural disasters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate-related matters, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our competitive position.

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

From time to time customers and others may seek to become suppliers or integrators of products and services that compete with our own or pursue other strategies to disrupt our business model. For example, an affiliate of a customer in our transport refrigeration business produces refrigeration units for shipping containers that compete with our products, and another one of our transport refrigeration customers produces refrigeration units for truck trailers that compete with our refrigeration units. In addition, our customers or existing or future competitors may seek to introduce non-traditional business models or disruptive technologies and products in the industries in which we participate, resulting in increased competition and new dynamics in these industries.

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

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards, as has previously occurred, or our customers’ expectations regarding safety or quality, we can experience, and have experienced previously, lost sales and increased costs and we can be exposed, and have previously been exposed, to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement actions, which has also occurred in certain instances. In addition, when our products fail to perform as expected, we have been, and may in the future be, exposed to warranty, product liability, personal injury and other claims.

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

We are subject to a variety of litigation, legal and compliance risks including, without limitation, claims, lawsuits and/or regulatory enforcement actions relating to breach of contract, cybersecurity and data privacy, employment and labor, environmental and employee health and safety matters, global chemical compliance, intellectual property rights, personal injury, product safety and taxes as well as anti-corruption, competition and securities laws and other laws governing improper business practices. If found responsible in connection with such matters, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, multiple damages) and experience reputational harm.

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

Global chemical use restrictions related to human health and the environment as well as climate event directives may require additional investments in product designs, resulting in increased manufacturing, production and sourcing costs as well as updates to product safety assessments. These restrictions may also increase our legal obligations regarding remediation of our current and legacy operational sites.

At times, we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and property damage. Existing and future asbestos-related claims could adversely affect our financial condition, results of operations and cash flows. Personal injury lawsuits may involve individual and putative class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions. Property damage lawsuits may involve claims relating to environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative outcome could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations or where certain of our products have been manufactured and used.

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

As of December 31, 2025, the net carrying value of our goodwill and intangible assets totaled $15.5 billion and $6.3 billion, respectively. Our intangible assets primarily consist of customer relationships, patents, trademarks and technology. We periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or intangible assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

Failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs and access to the capital markets.

We have been issued an investment grade credit rating by each of Moody’s Investors Services, Inc. ("Moody's") and Standard & Poor’s ("S&P"). Any future downgrades could increase our borrowing costs, reduce market capacity for our commercial paper or require the posting of collateral under our derivative contracts. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to the capital markets. Additionally, our credit agreements generally provide for an increase in interest rates if the ratings for our debt are downgraded.

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

In connection with the Separation (including the internal reorganization described in our previously-filed periodic reports), UTC completed several corporate reorganization transactions involving its subsidiaries which, along with the Distribution, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Separation, any entity involved in these reorganization transactions or the Separation: (1) was insolvent, was rendered insolvent by reason of the Separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in exchange for the Distribution; or intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Separation and the Distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareowners to return to UTC some or all of the shares of Carrier common stock issued in the Distribution, or require UTC or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we or any of our subsidiaries were solvent at the time of or after giving effect to the Distribution.

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

Our business, operating results, cash flows and financial condition have in the past been and in the future may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including climate and energy policies, regulatory changes, credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues, natural disasters, commodity prices, energy costs, interest rate fluctuations, inflation, recession, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), military conflicts, acts of terrorism, government instability, actual or anticipated defaults on sovereign debt and other challenges that could affect the global economy. These economic and political conditions affect our business in a number of ways. For example, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or additional sanctions, which we continue to monitor and mitigate, as necessary, or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

There are ongoing threats of war, terrorism or governmental instability in various countries and regions, including those where we do business. In March 2022, we suspended business operations in Russia by ceasing to pursue new business opportunities while continuing to fulfill existing contracts for equipment, service and parts, where possible, in a manner that fully complies with applicable sanctions and trade controls. Our sales, operations and supply chain in Russia and Ukraine are not material to Carrier. However, the military conflict between the two countries, as well as other global conflicts such as the conflict in the Middle East, and attendant geopolitical environment may continue to negatively impact the global economy and major financial markets, and may result in additional increases in commodity prices and supply-chain disruptions, including shortages of materials, higher costs for fuel and freight and increased transportation delays. Uncertainty related to these global economic, capital market and political conditions and events, and the perception that such conditions and events may occur, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Furthermore, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

Our business and financial performance is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending and construction (both residential and commercial as well as remodeling). In addition, our financial performance may be influenced by the production and utilization of transport equipment, including truck production cycles in North America and Europe. Significant changes in these factors have in the past and may in the future have materially adverse impacts on our results of operations or financial condition.

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

Cybersecurity risks deemed to be critical are reviewed by a Critical Threat Committee, which is comprised of members of our senior leadership team including our Executive Vice President, Chief Financial & Strategy Officer; Senior Vice President, Chief Legal Officer; Senior Vice President, Chief Digital Officer; Senior Vice President, Operations; Senior Vice President, Engineering; and Vice President, Controller & Chief Accounting Officer. The Critical Threat Committee reviews the risk and mitigation plan with the applicable cross-functional management team and facilitates notification to the Audit Committee of emerging critical cybersecurity risks. The Audit Committee and the Board of Directors receive regular briefings on cybersecurity risks. See “Governance” below for further discussion of governance of our cybersecurity program.

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

ITEM 2. PROPERTIES

We operate approximately 850 sites, which comprise approximately 36 million square feet of productive space. Of these, our facilities and key manufacturing sites greater than 100,000 square feet comprise approximately 27 million square feet of productive space. Approximately 34%, 22%, 26% and 10% of these significant properties are associated with our Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation segments, respectively, with approximately 8% not associated with a particular segment. Approximately 34% of these significant properties are leased and the remainder are owned. Approximately 29% of these significant properties are located in the U.S.

Our fixed assets as of December 31, 2025, include manufacturing facilities and non-manufacturing facilities, such as warehouses and machinery and equipment, most of which is general purpose machinery and equipment that use special jigs, tools and fixtures and that, in many instances, have automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2025, are in good operating condition, are well-maintained and substantially all are in regular use.

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

Aqueous Film Forming Foam Litigation

As of December 31, 2025, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 17,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance proceeds it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the year ended December 31, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023. As of December 31, 2025, the Company has not recorded any amounts associated with expected insurance proceeds.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the ticker symbol "CARR." As of December 31, 2025, the approximate number of common stock shareowners of record was 18,212.

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

The following graph presents the cumulative total shareowner return for the five years ended December 31, 2025, for our common stock, as compared with the S&P 500 Index and the Dow Jones Industrial Index.

Our common stock is a component of the S&P 500 Index. These figures assume that all dividends paid over the period were reinvested and that the starting value of each index and the investment in our common stock was $100 on December 31, 2020.

Comparison of Cumulative Total Return

The cumulative total returns on our common stock and each index as of each December 31, 2020, through December 31, 2025, plotted in the above graph are as follows:

Company / Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Carrier Global Corporation	$100.00	$145.30	$112.33	$158.93	$191.11	$149.39
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Dow Jones Industrial Index	$100.00	$120.95	$112.65	$130.87	$150.49	$172.95

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended December 31, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2025
October 1 - October 31	4,385	$58.33	4,385	$5,555
November 1 - November 30	2,139	$54.27	2,139	$5,439
December 1 - December 31	1,976	$54.20	1,976	$5,332
Total	8,500	$56.35	8,500

(1) Excludes broker commissions.

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $12.1 billion of the Company's outstanding common stock.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters, of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold, among others, that offer innovative heating, cooling and cold chain solutions to enhance the lives we live and the world we share. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

Through our performance-driven culture, we anticipate creating long-term shareowner value by investing strategically to strengthen our product position in homes, buildings and across the cold chain in order to drive profitable growth. We believe our business segments are well positioned to benefit from favorable secular trends, including the mega-trends of urbanization, population growth and demographic shifts, food security and safety, electrification, increasing demand for climate control and accelerated digitalization. Coupled with our industry-leading brands and track record of innovation, we continue to provide market-leading solutions for our customers.

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

We continue to actively monitor evolving macroeconomic conditions and recent trade policy announcements. Based on our updated analysis, we fully mitigated the impact of tariffs during 2025 through a combination of supply-chain adjustments, productivity initiatives and approximately $200 million of incremental product pricing actions. To date, tariffs have not had a material impact on our business and we are deploying additional strategies, including cost containment measures, to limit future exposure in the current market environment.

Significant Events
Sale of Riello Business
On December 16, 2025, we entered into a purchase agreement to sell our Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in our Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.
Portfolio Transformation

During 2024, we completed several activities designed to simplify our business portfolio, transforming it into a pure-play climate and energy solutions provider. On January 2, 2024, we acquired the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (together with its affiliates, “Viessmann”). The VCS Business, primarily reported in the Climate Solutions Europe segment, is a premier residential and light commercial heating, ventilating and air conditioning ("HVAC") provider in Europe that expanded our portfolio to offer a global, comprehensive suite of sustainable and innovative building and energy management solutions. In addition, we divested our Commercial and Residential Fire, Access Solutions and Industrial Fire businesses which were historically reported in our Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations. We also divested our Commercial Refrigeration business (“CCR”) during 2024. CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations.

Segment Reorganization

As a result of our portfolio transformation, we revised our reportable segments to better align our reporting structure with our business strategy, resource allocation and performance assessment. Under the revised segment structure, we have three new regional HVAC operating segments. Combined with the existing Climate Solutions Transportation operating segment, the four operating segments also serve as our reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with our Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure.

RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity for the year ended December 31, 2025, compared with December 31, 2024. This discussion should be read in conjunction with Item 8, the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Annual Report. A detailed discussion of the year ended December 31, 2024, compared with December 31, 2023, is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the recast of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, included within Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2025, under the heading "Results of Operations," which is incorporated herein by reference.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following represents our consolidated net sales and operating results:

(In millions)	2025	2024	Period Change	% Change
Net sales	$21,747	$22,486	$(739)	(3)%
Cost of products and services sold	(16,123)	(16,505)	382	(2)%
Gross margin	5,624	5,981	(357)	(6)%
Operating expenses	(3,452)	(3,335)	(117)	4%
Operating profit	2,172	2,646	(474)	(18)%
Non-operating income (expense), net	(374)	(372)	(2)	1%
Earnings (loss) before income taxes	1,798	2,274	(476)	(21)%
Income tax expense	(240)	(1,062)	822	(77)%
Earnings (loss) from continuing operations	1,558	1,212	346	29%
Discontinued operations, net of income taxes	29	4,496	(4,467)	(99)%
Net earnings (loss)	1,587	5,708	(4,121)	(72)%
Less: Non-controlling interest in subsidiaries' earnings from operations	103	104	(1)	(1)%
Net earnings (loss) attributable to common shareowners	$1,484	$5,604	$(4,120)	(74)%

Net Sales

For the year ended December 31, 2025, Net sales was $21.7 billion, a 3% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

2025
Organic / Operational	(1)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(3)%
Total % change	(3)%

Organic sales for the year ended December 31, 2025, decreased by 1% compared with the same period of 2024. The organic decrease was primarily due to our Climate Solutions Americas segment as reduced demand in certain end-markets resulted in lower volumes. In addition, lower end-market demand in both Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa further impacted results. These amounts were partially offset by improved end-market demand in our Climate Solutions Transportation segment. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the year ended December 31, 2025, gross margin was $5.6 billion, a 6% decrease compared with the same period of 2024. The components were as follows:

(In millions)	2025	2024
Net sales	$21,747	$22,486
Cost of products and services sold	(16,123)	(16,505)
Gross margin	$5,624	$5,981
Percentage of net sales	25.9%	26.6%

Gross margin decreased by $357 million compared with the year ended December 31, 2024, primarily due to lower volumes in certain end-markets partially offset by our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales decreased by 70 basis points compared with the same period of 2024. The prior period included inventory step-up and backlog amortization resulting from the recognition of acquired assets of the VCS Business at fair value which are now fully amortized. These costs had a 130 basis point unfavorable impact on the prior period gross margin as a percentage of Net sales.

Operating Expenses

For the year ended December 31, 2025, operating expenses, including Equity method investment net earnings, was $3.5 billion, a 4% increase compared with the same period of 2024. The components were as follows:

	For the Year Ended December 31,
(In millions)	2025	2024
Selling, general and administrative	$(3,092)	$(3,197)
Research and development	(625)	(686)
Equity method investment net earnings	229	231
Other income (expense), net	36	317
Operating expenses	$(3,452)	$(3,335)
Percentage of net sales	15.9%	14.8%

For the year ended December 31, 2025, Selling, general and administrative expenses were $3.1 billion, a 3% decrease compared with the same period of 2024. The decrease relates to productivity initiatives associated with our portfolio transformation and synergies associated with the integration of the VCS Business. In addition, foreign currency translation further benefitted results. These benefits were partially offset by higher compensation and other employee-related costs. In addition, the current year also included $56 million of acquisition and divestiture-related costs compared with $95 million during the year ended December 31, 2024.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the year ended December 31, 2025, Equity method investment net earnings were $229 million, a 1% decrease compared with the same period of 2024. The decrease was primarily driven by lower earnings in joint ventures within our Climate Solutions Americas segment.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the year ended December 31, 2025, we finalized the working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR and recognized gains on sale of several equity method investments.

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

Non-Operating Income (Expense), net

For the year ended December 31, 2025, Non-operating income (expense), net was $374 million, a 1% increase compared with the same period of 2024. The components were as follows:

	For the Year Ended December 31,
(In millions)	2025	2024
Non-service pension benefit (expense)	$(10)	$(1)

Interest expense	(458)	(580)
Interest income	94	209
Interest (expense) income, net	(364)	(371)

Non-operating income (expense), net	$(374)	$(372)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the year ended December 31, 2025, interest expense was $458 million, a 21% decrease compared with the same period of 2024. Consistent with our capital allocation strategy, we reduced our outstanding debt by approximately $3 billion over the course of 2024 and repaid an additional $1.2 billion during 2025. During 2024, we incurred make-whole premiums of $14 million in Interest expense, wrote off $17 million of unamortized deferred financing costs in Interest expense and recognized a net gain of $97 million in Interest income.

Income Taxes

	2025	2024
Effective tax rate	13.4%	46.7%

The effective tax rate for the year ended December 31, 2025 was lower than the Company's statutory U.S. federal income tax rate. The decrease was primarily driven by a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the year, a tax benefit of $49 million from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party.

The effective tax rate for the year ended December 31, 2024 was higher than the Company's statutory U.S. federal income tax rate. The increase was primarily driven by a net tax charge of $650 million related to a re-organization of the VCS Business and a non-deductible loss of $86 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business. These amounts were partially offset by the lower effective tax rate on the $318 million gain on the sale of CCR and $44 million of foreign tax credits generated and utilized in the current year.

Adjusted Operating Profit

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial information. Adjusted operating profit is a non-GAAP measure that we define as consolidated operating profit (a GAAP measure), excluding restructuring costs, amortization of acquired intangibles and other significant items of a nonoperational nature. This measure is useful to investors because it is how management assesses the operating performance of the business. A reconciliation of the amounts prepared in accordance with GAAP to the corresponding non-GAAP measure appears below and provides additional information as to the items and amounts that have been excluded from the adjusted measure.

	For the Year Ended December 31,
(In millions)	2025	2024
Reconciliation to Adjusted operating profit
Operating profit	$2,172	$2,646
Restructuring costs	178	108
Amortization of acquired intangibles	856	689
Acquisition step-up amortization	—	282
Acquisition/divestiture-related costs	55	95
Viessmann-related hedges	—	86
CCR gain	(7)	(318)
VCS pre-acquisition product replacement cost	38	—
Gain on liability adjustment	—	(46)
Adjusted operating profit	$3,292	$3,542

Adjusted operating profit may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Operating profit calculated in accordance with GAAP. The non-GAAP information presented provides investors with additional useful information, but should not be considered in isolation or as a substitute for the related GAAP measure. Moreover, other companies may define non-GAAP measures differently, which limits the usefulness of these measures for comparisons with such other companies. We encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

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

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
(In millions)	2025	2024	2025	2024	2025	2024
Climate Solutions Americas	$10,470	$10,527	$2,150	$2,323	20.5%	22.1%
Climate Solutions Europe	5,044	4,984	444	469	8.8%	9.4%
Climate Solutions Asia Pacific, Middle East & Africa	3,339	3,500	448	466	13.4%	13.3%
Climate Solutions Transportation	2,894	3,475	452	485	15.6%	14.0%
Total segment	$21,747	$22,486	$3,494	$3,743	16.1%	16.6%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	For the Year Ended December 31,
(In millions)	2025	2024
Segment operating profit	$3,494	$3,743
Corporate and other	(202)	(201)
Adjusted operating profit	$3,292	$3,542

Climate Solutions Americas

For the year ended December 31, 2025, Net sales were $10.5 billion, a 1% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	(1)%
Foreign currency translation	—%
Total % change	(1)%

The organic decrease in Net sales of 1% was driven by volume reductions within certain end-markets compared with the prior year. Lower volume in our residential business (down 9%) was primarily due to reduced end-market demand and distributor destocking. In addition, lower volume in our light commercial business (down 20%) further impacted segment results. These results were partially offset by growth in our commercial business (up 23%) primarily driven by ongoing customer demand and improved price.

For the year ended December 31, 2025, Segment operating profit was $2.2 billion, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Organic / Operational	(7)%
Foreign currency translation	—%
Total % change	(7)%

The operational profit decrease of 7% was primarily attributable to volume reductions in certain end-markets compared with prior year. In addition, lower earnings from equity method investments and higher selling, general and administrative expenses further impacted the segment. These results were partially offset by favorable productivity initiatives and product mix.

Climate Solutions Europe

For the year ended December 31, 2025, Net sales were $5.0 billion, a 1% increase compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	(3)%
Foreign currency translation	4%
Total % change	1%

The organic decrease in Net sales of 3% was driven by ongoing challenges in certain end-markets compared with the prior year. Results in our residential and light commercial business decreased (down 5%) due to lower volumes across the region as economic conditions, inflationary cost pressures and regulatory uncertainty impacted end-market demand. These results were partially offset by growth in our commercial business (up 2%) as a result of end-market demand and improved price.

For the year ended December 31, 2025, Segment operating profit was $444 million, a 5% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Organic / Operational	(8)%
Foreign currency translation	3%
Total % change	(5)%

The segment operational profit decrease of 8% was primarily attributable to volume reductions in certain end-markets compared with the prior year. In addition, unfavorable product mix and geographical mix further impacted the segment. These amounts were partially offset by favorable productivity initiatives, business integration synergies associated with the acquisition of the VCS Business and lower selling, general and administrative costs    .

Climate Solutions Asia Pacific, Middle East & Africa

For the year ended December 31, 2025, Net sales were $3.3 billion, a 5% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	(5)%
Foreign currency translation	—%
Total % change	(5)%

The organic decrease in Net sales of 5% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 12%) as residential end-markets experienced economic challenges impacting both demand and price. Commercial end-markets in China were flat compared with the prior year. These results were partially offset by ongoing end-market demand in a majority of the region's remaining geographies.

For the year ended December 31, 2025, Segment operating profit was $448 million, a 4% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Organic / Operational	(7)%
Foreign currency translation	3%
Total % change	(4)%

The segment operational profit decrease of (7)% was primarily attributable to volume reductions within certain end-markets compared with the prior year. In addition, unfavorable price and product mix further impacted segment results. These reductions were partially offset by favorable productivity initiatives, lower selling, general and administrative expenses and higher earnings from equity method investments.

Climate Solutions Transportation

For the year ended December 31, 2025, Net sales were $2.9 billion, a 17% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Net sales
Organic / Operational	4%
Foreign currency translation	1%
Acquisitions and divestitures, net	(22)%
Total % change	(17)%

The organic increase in Net sales of 4% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 31%) due to ongoing end-market demand and improved price. These results were partially offset by our global truck and trailer business (down 3%) as lower end-market demand in Asia and Europe more than offset modest growth in North America.

On October 1, 2024, we divested CCR, a global supplier of turnkey solutions for commercial refrigeration systems and services. The results of CCR are excluded from our Consolidated Financial Statements subsequent to the divestiture date. The transaction is included in Acquisitions and divestitures, net as part of the year-over-year change.

For the year ended December 31, 2025, Segment operating profit was $452 million, a 7% decrease compared with the same period of 2024. The components of the year-over-year change were as follows:

Segment operating profit
Organic / Operational	(7)%
Foreign currency translation	1%
Acquisitions and divestitures, net	(2)%
Other	1%
Total % change	(7)%

The segment decrease in operational profit of 7% was primarily driven by volume reductions in certain end-markets. In addition, costs associated with warranty-related issues further impacted the segment. These amounts were partially offset by favorable productivity initiatives, lower selling, general and administrative costs and higher volumes in certain end-markets. However, the higher volumes led to an unfavorable mix in the segment. Amounts reported in other represent a gain on the sale of equity method investments.

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

As of December 31, 2025, we had Cash and cash equivalents of $1.6 billion, of which approximately 94% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2025 and 2024, the amount of such restricted cash was $2 million and $3 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

	As of December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,555	$3,969
Total debt	$11,833	$12,362
Total equity	$14,128	$14,395

Net debt (total debt less cash and cash equivalents)	$10,278	$8,393
Total capitalization (total debt plus total equity)	$25,961	$26,757
Net capitalization (total debt plus total equity less cash and cash equivalents)	$24,406	$22,788
Total debt to total capitalization	46%	46%
Net debt to net capitalization	42%	37%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit agreement with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of December 31, 2025, we had $325 million and zero borrowings outstanding under our commercial paper program and our Revolving Credit Facility, respectively.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2027 and 2054. Interest payments related to long-term notes are expected to approximate $408 million per year, reflecting an approximate weighted-average interest rate of 3.7%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 7 - Borrowings and Lines of Credit in the accompanying Notes to the Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2026	$108
2027	$1,309
2028	$903
2029	$43
2030	$2,019
Thereafter	$7,169

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2025, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P-2	Positive

Portfolio Transformation

On June 2, 2024, we completed the divestiture of Access Solutions for cash proceeds of $5.0 billion. On July 1, 2024, we completed the divestiture of Industrial Fire for cash proceeds of $1.4 billion. On October 1, 2024, we completed the divestiture of CCR for cash proceeds of $679 million. On December 2, 2024, we completed the divestiture of the CRF Business for cash proceeds of $2.9 billion. Consistent with our capital allocation strategy, the net proceeds were to fund repayment of debt, investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes. Further, on December 16, 2025, we entered into a purchase agreement to sell our Riello business with expected gross proceeds of approximately $430 million, and the transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.

Share Repurchase Program

We may purchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $12.1 billion of our outstanding common stock which includes a $5 billion increase approved in October 2025. As of December 31, 2025, the Company repurchased 114.9 million shares of common stock for an aggregate purchase price of $6.8 billion. As a result, the Company has approximately $5.3 billion remaining under the current authorization at December 31, 2025.

Dividends

We paid dividends on our common stock of $0.90 per share during the year ended December 31, 2025, totaling $772 million. On December 3, 2025, the Board of Directors declared a dividend of $0.24 per share payable on February 9, 2026, to shareowners of record at the close of business on January 20, 2026.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	For the Years Ended December 31,
(In millions)	2025	2024
Net cash provided by (used in):
Continuing operating activities	$2,089	$1,571
Continuing investing activities	(343)	(11,025)
Continuing financing activities	(4,672)	(4,611)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by an increase in net earnings and distributions from equity method investments. In addition, cash conversion on long-term contracts further benefited operating cash flow. These increases were partially offset by changes in working capital balances compared with the prior period.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the year ended December 31, 2025, net cash used in continuing investing activities was $343 million. The primary driver of the outflow related to $392 million of capital expenditures offset by $105 million related to settlement of derivatives. During the year ended December 31, 2024, net cash used in continuing investing activities was $11 billion. The primary driver of the outflow related to the acquisition of the VCS Business, which totaled $10.8 billion, net of cash acquired. Additional investing outflows include $264 million related to settlement of derivatives and $519 million of capital expenditures. These outflows were partially offset by net proceeds of $634 million related to divestitures.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. Primary activities include debt transactions, paying dividends to shareowners and the repurchase of our common stock. During the year ended December 31, 2025, net cash used in continuing financing activities was $4.7 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $2.9 billion. In addition, we made long-term debt repayments of $1.2 billion and dividend payments of $772 million to our common shareowners. During the year ended December 31, 2024, net cash used in continuing financing activities was $4.6 billion. The primary driver of the outflow was due to repayments of long-term debt of $5.3 billion. In addition, we made payments totaling $1.9 billion to repurchase common stock and dividend payments of $670 million to our common shareowners. These outflows were partially offset by the proceeds of borrowings used to fund the cash portion of the acquisition of the VCS Business.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results could differ from management's estimates.

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

Goodwill

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill is tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying value.

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

For our 2025 goodwill impairment tests, we elected to perform qualitative step zero assessments for all tests, except for our Climate Solutions Europe reporting unit, to determine if the fair values of our reporting units were below carrying value. This constitutes the entire Climate Solutions Europe segment. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which our reporting units operate and the forecasted growth of the global industrial products industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, changes in the nature of each business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry and competitive environment, changes in the composition or carrying value of net assets and any intention to sell or dispose of a reporting unit or a significant portion of a reporting unit. Based upon our qualitative analysis, we determined that our goodwill was not impaired.

For the remaining goodwill test, we elected to perform a quantitative test to determine if the fair value of our Climate Solutions Europe reporting unit was below carrying value. We utilized a discounted cash flow method under the income approach to estimate the fair value of the reporting unit. Key assumptions used in estimating future cash flows included the revenue growth rate, earnings before interest and income taxes margin, discount rate, and terminal growth rate, among others and explicitly addressed factors such as timing, growth and margins with due consideration given to forecasting, market and geographic risk. Upon completion of the test, the reporting unit had a fair value of approximately 14% above its carrying value. As a result, the test did not indicate any goodwill impairment. A significant increase in the discount rate, decrease in the long-term growth rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of this reporting unit.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. There has been no significant change in our exposure to market risk for the year ended December 31, 2025.

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

We enter into cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates and are designated as a partial hedge of our investment in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the cross currency swaps are recorded in Equity in the Consolidated Balance Sheet. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, the ineffective portion of the hedge would impact net earnings.

Commodity Price Exposures. We are exposed to volatility in the prices of commodities used in some of our products and when appropriate, we use fixed price contracts with suppliers to manage this exposure. In addition, we are exposed to fuel costs to ship our products and materials. We do not have commodity hedge contracts in place at December 31, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Carrier Global Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carrier Global Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessment – Climate Solutions Europe Reporting Unit

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s goodwill balance was $15.5 billion as of December 31, 2025, and the goodwill associated with the Climate Solutions Europe reporting unit was $7.8 billion. Goodwill is tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying value. A discounted cash flow method under the income approach was utilized by management to estimate the fair value of the reporting unit. Key assumptions used in estimating future cash flows included the revenue growth rate, earnings before interest and income taxes (EBIT) margin, discount rate, and terminal growth rate, among others.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Climate Solutions Europe reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Climate Solutions Europe reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the revenue growth rate, EBIT margin, discount rate, and terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Climate Solutions Europe reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Climate Solutions Europe reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, EBIT margin, discount rate, and terminal growth rate. Evaluating management’s assumptions related to the revenue growth rate and EBIT margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Climate Solutions Europe reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 5, 2026

We have served as the Company's auditor since 2019.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Net sales
Product sales	$19,173	$19,990	$16,665
Service sales	2,574	2,496	2,286
Total Net sales	21,747	22,486	18,951
Costs and expenses
Cost of products sold	(14,232)	(14,580)	(12,002)
Cost of services sold	(1,891)	(1,925)	(1,787)
Research and development	(625)	(686)	(493)
Selling, general and administrative	(3,092)	(3,197)	(2,607)
Total Costs and expenses	(19,840)	(20,388)	(16,889)
Equity method investment net earnings	229	231	211
Other income (expense), net	36	317	(113)
Operating profit	2,172	2,646	2,160
Non-service pension benefit (expense)	(10)	(1)	(1)
Interest (expense) income, net	(364)	(371)	(160)
Earnings before income taxes	1,798	2,274	1,999
Income tax (expense) benefit	(240)	(1,062)	(521)
Earnings from continuing operations	1,558	1,212	1,478
Discontinued operations, net of tax	29	4,496	(38)
Net earnings (loss)	1,587	5,708	1,440
Less: Non-controlling interest in subsidiaries'	103	104	91
Net earnings (loss) attributable to common shareowners	$1,484	$5,604	$1,349
Amounts attributable to common shareowners:
Continuing operations	$1,455	$1,108	$1,387
Discontinued operations	29	4,496	(38)
Net earnings (loss) attributable to common shareowners	$1,484	$5,604	$1,349
Earnings per share
Basic:
Continuing operations	$1.71	$1.23	$1.66
Discontinued operations	0.03	5.01	(0.05)
Net earnings (loss)	$1.74	$6.24	$1.61
Diluted:
Continuing operations	$1.69	$1.22	$1.63
Discontinued operations	0.03	4.93	(0.05)
Net earnings (loss)	$1.72	$6.15	$1.58
Weighted-average number of shares outstanding
Basic	852.4	898.2	837.3
Diluted	862.4	911.7	853.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Net earnings (loss)	$1,587	$5,708	$1,440
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period	1,836	(1,173)	157
Divestitures	—	564	—
Foreign currency translation adjustments arising during period	1,836	(609)	157

Pension and post-retirement benefit plans:
Net actuarial gain (loss) arising during period	12	(15)	(17)
Amortization of actuarial (gain) loss and prior service credit	3	2	1
Divestitures	—	7	—
	15	(6)	(16)
Tax (expense) benefit	(1)	(1)	—
Pension and post-retirement benefit plans adjustments arising during period	14	(7)	(16)

Change in unrealized cash flow hedging:
Unrealized cash flow hedging gain (loss) arising during period	—	—	58
Amortization of unrealized cash flow hedging gain (loss)	(6)	(6)	—
	(6)	(6)	58
Tax (expense) benefit	1	2	—
Change in unrealized cash flow hedging adjustments arising during period	(5)	(4)	58

Other comprehensive income (loss), net of tax	1,845	(620)	199
Comprehensive income (loss)	3,432	5,088	1,639
Less: Comprehensive income (loss) attributable to non-controlling interest	(111)	(104)	(88)
Comprehensive income (loss) attributable to common shareowners	$3,321	$4,984	$1,551
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31,
(In millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$1,555	$3,969
Accounts receivable, net	2,639	2,651
Inventories, net	2,483	2,299
Assets held for sale	592	—
Other assets, current	1,264	972
Total current assets	8,533	9,891
Future income tax benefits	1,074	1,131
Fixed assets, net	3,165	2,999
Operating lease right-of-use assets	546	554
Intangible assets, net	6,326	6,432
Goodwill	15,501	14,601
Pension and post-retirement assets	56	43
Equity method investments	1,321	1,194
Other assets	668	558
Total Assets	$37,190	$37,403
Liabilities and Equity
Accounts payable	$2,702	$2,458
Accrued liabilities	3,774	4,098
Liabilities held for sale	170	—
Short-term borrowings and current portion of long-term debt	468	1,336
Total current liabilities	7,114	7,892
Long-term debt	11,365	11,026
Future pension and post-retirement obligations	192	214
Future income tax obligations	1,833	2,015
Operating lease liabilities	418	432
Other long-term liabilities	2,140	1,429
Total Liabilities	23,062	23,008
Commitments and contingent liabilities (Note 23)
Equity
Common stock, par value $0.01; 4,000,000,000 shares authorized; 950,633,287 and 948,068,772 shares issued; 836,141,122 and 878,337,677 outstanding as of December 31, 2025 and 2024, respectively	10	9
Treasury stock - 114,891,176 and 70,093,639 common shares, respectively	(6,795)	(3,915)
Additional paid-in capital	8,665	8,610
Retained earnings	12,193	11,483
Accumulated other comprehensive income (loss)	(269)	(2,106)
Non-controlling interest	324	314
Total Equity	14,128	14,395
Total Liabilities and Equity	$37,190	$37,403
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	$(1,688)	$9	$(1,910)	$5,481	$5,866	$318	$8,076
Net earnings (loss)	—	—	—	—	1,349	91	1,440
Other comprehensive income (loss), net of tax	202	—	—	—	—	(3)	199
Dividends declared on common stock ($0.745 per share)	—	—	—	—	(624)	—	(624)
Shares issued under incentive plans, net	—	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	81	—	—	81
Acquisition (sale) of non-controlling interest, net	—	—	—	—	—	(22)	(22)
Dividends attributable to non-controlling interest	—	—	—	—	—	(56)	(56)
Treasury stock repurchases	—	—	(62)	—	—	—	(62)
Balance at December 31, 2023	$(1,486)	$9	$(1,972)	$5,535	$6,591	$328	$9,005
Net earnings (loss)	—	—	—	—	5,604	104	5,708
Other comprehensive income (loss), net of tax	(620)	—	—	—	—	—	(620)
Dividends declared on common stock ($0.795 per share)	—	—	—	—	(712)	—	(712)
Shares issued under incentive plans, net	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	100	—	—	100
Acquisition of VCS Business	—	—	—	3,000	—	—	3,000
Acquisition (sale) of non-controlling interest, net	—	—	—	—	—	(36)	(36)
Dividends attributable to non-controlling interest	—	—	—	—	—	(82)	(82)
Treasury stock repurchases	—	—	(1,943)	—	—	—	(1,943)
Balance at December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	1,484	103	1,587
Other comprehensive income (loss), net of tax	1,837	—	—	—	—	8	1,845
Dividends declared on common stock ($0.675 per share)	—	—	—	—	(774)	—	(774)
Shares issued under incentive plans, net	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	1	—	73	—	—	74
Dividends attributable to non-controlling interest	—	—	—	—	—	(101)	(101)
Treasury stock repurchase	—	—	(2,580)	—	—	—	(2,580)
Share repurchase with Viessmann	—	—	(300)	—	—	—	(300)
Balance as of December 31, 2025	$(269)	$10	$(6,795)	$8,665	$12,193	$324	$14,128
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Operating Activities
Net earnings (loss)	$1,587	$5,708	$1,440
Discontinued operations, net of tax	(29)	(4,496)	38
Adjustments for non-cash items, net:
Depreciation and amortization	1,274	1,232	491
Deferred income tax provision	(401)	(352)	(243)
Stock-based compensation cost	74	86	71
Equity method investment net earnings	(229)	(231)	(211)
(Gain) loss on extinguishment of debt	—	(82)	—
(Gain) loss on sale of investments / deconsolidation	(32)	(322)	(19)
Changes in operating assets and liabilities
Accounts receivable, net	(98)	(40)	(161)
Inventories, net	(81)	292	123
Accounts payable and accrued liabilities	(219)	87	541
Distributions from equity method investments	201	46	129
Other operating activities, net	42	(357)	53
Net cash flows provided by (used in) continuing operating activities	2,089	1,571	2,252
Net cash flows provided by (used in) discontinued operating activities	424	(1,008)	355
Net cash flows provided by (used in) operating activities	2,513	563	2,607
Investing Activities
Capital expenditures	(392)	(519)	(439)
Investment in businesses, net of cash acquired	(107)	(10,890)	(84)
Dispositions of businesses	27	634	54
Settlement of derivative contracts, net	105	(264)	(50)
Other investing activities, net	24	14	15
Net cash flows provided by (used in) continuing investing activities	(343)	(11,025)	(504)
Net cash flows provided by (used in) discontinued investing activities	36	9,000	(156)
Net cash flows provided by (used in) investing activities	(307)	(2,025)	(660)
Financing Activities
(Decrease) increase in short-term borrowings, net	275	50	(5)
Issuance of long-term debt	48	3,412	5,609
Repayment of long-term debt	(1,212)	(5,345)	(111)
Repurchases of common stock	(2,892)	(1,944)	(62)
Dividends paid on common stock	(772)	(670)	(620)
Dividends paid to non-controlling interest	(101)	(84)	(58)
Other financing activities, net	(18)	(30)	(121)
Net cash flows provided by (used in) continuing financing activities	(4,672)	(4,611)	4,632
Net cash flows provided by (used in) discontinued financing activities	—	(25)	(20)
Net cash flows provided by (used in) financing activities	(4,672)	(4,636)	4,612
Effect of foreign exchange rate changes on cash and cash equivalents	76	(103)	88
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(2,390)	(6,201)	6,647
Less: Change in cash balances classified as assets held for sale	25	(320)	97
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,415)	(5,881)	6,550
Cash, cash equivalents and restricted cash, beginning of period	3,972	9,853	3,303
Cash, cash equivalents and restricted cash, end of period	1,557	3,972	9,853
Less: restricted cash	2	3	1
Cash and cash equivalents, end of period	$1,555	$3,969	$9,852
The accompanying notes are an integral part of the Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold, among others, that offer innovative heating, cooling and cold chain solutions to enhance the lives we live and the world we share. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

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

Sale of Riello Business

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2025 and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 20 - Divestitures for additional information.

Portfolio Transformation

On April 25, 2023, the Company announced that it entered into a Share Purchase Agreement (the “Agreement”) to acquire the climate solutions business (the "VCS Business") of Viessmann Group GmbH & Co. KG (“Viessmann”), a privately-held company. The acquisition was completed on January 2, 2024. As a result, the assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and reported primarily within the Company’s Climate Solutions Europe segment. See Note 19 - Acquisitions for additional information.

During 2024, the Company divested its Commercial and Residential Fire ("CRF Business"), Access Solutions ("Access Solutions") and Industrial Fire ("Industrial Fire") businesses which were historically reported in its Fire & Security segment. The transactions represented a single disposal plan to separately divest multiple businesses over different reporting periods and met the criteria to be presented as discontinued operations in the accompanying Consolidated Statement of Operations and Consolidated Statement of Cash Flows. In addition, the Company also divested its Commercial Refrigeration business (“CCR”). CCR, which was historically reported in the Climate Solutions Transportation segment (previously named Refrigeration), did not meet the criteria to be presented as discontinued operations. See Note 20 - Divestitures for additional information.

Segment Reorganization

As a result of the Company's portfolio transformation, the Company revised its reportable segments during 2025 to better align the reporting structure with the Company's business strategy, resource allocation and performance assessment. Under the revised segment structure, the Company has three new regional heating, ventilating and air conditioning ("HVAC") operating segments. Combined with the Climate Solutions Transportation operating segment, the four operating segments also serve as the Company's reportable segments. This model is designed to create a simplified, more focused and customer-centric organization across the globe. Each segment reports through separate management teams which regularly review their operating results with the Company's Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. In connection with the revised structure, the CODM changed the measure used to evaluate segment profitability from Operating profit to Segment operating profit. All prior period comparative information has been recast to reflect the revised segment structure. See Note 21 - Segment Financial Data for additional information.

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

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of December 31, 2025, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. On occasion, the Company is required to maintain restricted cash deposits with certain banks due to contractual or other legal obligations. Restricted cash of $2 million and $3 million is included in Other assets, current as of December 31, 2025 and 2024, respectively.

Accounts Receivable. Accounts receivable consist of billed amounts owed for products shipped to or services performed for customers. Amounts are recorded net of an allowance for expected credit losses which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. The allowance is determined using a combination of factors including a reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical credit loss experience with its end markets, customer base and products. In addition, the Company considers knowledge of specific customers, current market conditions as well as reasonable and supportable forecasts of future events and economic conditions. As of December 31, 2025 and 2024, the allowance for expected credit losses was $81 million and $97 million, respectively. These estimates and assumptions are reviewed periodically with the effects of changes, if any, reflected in the Consolidated Statement of Operations in the period that they are determined.

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

Per ASC 360, Property, Plant and Equipment ("ASC 360"), the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying value of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying value of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

Equity Method Investments. Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are presented on the Consolidated Balance Sheet. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented within Operating profit on the Consolidated Statement of Operations since the activities of the investee are closely aligned with the operations of the Company. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying values of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the Consolidated Statement of Cash Flows based on the cumulative earnings approach.

Goodwill and Intangible Assets. The Company records goodwill as the excess of the purchase price over the fair value of the net assets acquired in a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill is tested and reviewed annually for impairment on July 1 or whenever there is a material change in events or circumstances that indicates that the fair value of the reporting unit may be less than its carrying value.

Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the goodwill impairment test under ASC 350. For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying value of the reporting unit to its estimated fair value. Fair value of a reporting unit is estimated using a discounted cash flow method under the income approach. The approach relies on estimates of future cash flows, revenue growth rates, earnings before interest and income taxes margins, discount rates, and terminal growth rates and explicitly addressed factors such as timing, growth and margins with due consideration given to forecasting, market and geographic risk. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.

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

The range of useful lives approximate the following (in years):

Customer relationships	1 to 30
Patents and trademarks	5 to 40
Technology and other	1 to 50

The Company assesses the recoverability of the carrying value of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying value of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying value of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

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

Asset Retirement Obligations. The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which a liability is determined to exist, if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying value of the related long-lived asset. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

Research and Development. The Company conducts research and development activities with a focus on new product development and technology innovation. These costs are charged to expense as incurred. For the years ended December 31, 2025, 2024 and 2023, these costs amounted to $625 million, $686 million and $493 million, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively for the period ending December 31, 2025.

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

Inventories, net consisted of the following:

(In millions)	2025	2024
Raw materials	$666	$625
Work-in-process	245	213
Finished goods	1,572	1,461
Inventories, net	$2,483	$2,299

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $337 million and $215 million as of December 31, 2025 and 2024, respectively.

Certain entities use LIFO to determine the cost of inventory. If inventories that were valued using the LIFO method had been valued under the FIFO method, the net book value of the inventories would have been higher by $289 million and $238 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, approximately 36% and 39%, respectively, of all inventory utilized the LIFO method.

NOTE 5: FIXED ASSETS, NET

Fixed assets, net consisted of the following:

(In millions)	Estimated Useful Lives (Years)	2025	2024
Land		$165	$169
Buildings and improvements	20 to 40	1,535	1,325
Machinery, tools and equipment	3 to 25	3,344	2,947
Rental assets	3 to 12	351	355
Other, including assets under construction		613	715
Fixed assets, gross		6,008	5,511
Accumulated depreciation		(2,843)	(2,512)
Fixed assets, net		$3,165	$2,999

Depreciation expense was $383 million, $385 million and $270 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The changes in the carrying value of goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance at December 31, 2023	$4,543	$703	$1,237	$1,037	$7,520
Goodwill resulting from business combinations (1)	526	6,861	235	33	7,655
Foreign currency translation	(10)	(529)	(92)	57	(574)
Balance at December 31, 2024	$5,059	$7,035	$1,380	$1,127	$14,601
Goodwill resulting from business combinations (1)	12	3	6	44	65
Reclassified to held for sale (2)	—	(175)	—	—	(175)
Foreign currency translation	4	945	24	37	1,010
Balance as of December 31, 2025	$5,075	$7,808	$1,410	$1,208	$15,501
(1) See Note 19 - Acquisitions for additional information.
(2) See Note 20 - Divestitures for additional information.

Identifiable intangible assets consisted of the following:

	2025			2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,143	$(1,573)	$4,570	$5,607	$(939)	$4,668
Patents and trademarks	945	(191)	754	885	(147)	738
Technology and other	1,692	(690)	1,002	1,530	(504)	1,026
Total intangible assets	$8,780	$(2,454)	$6,326	$8,022	$(1,590)	$6,432

Amortization of intangible assets was $884 million, $843 million and $221 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated future amortization of intangible assets is as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Future amortization	$868	$818	$742	$655	$599	$2,644

Impairment Test

In connection with its revised segment structure, the Company performed a quantitative goodwill impairment test on its reporting units prior to the reorganization to determine if any impairment existed. The tests did not indicate any goodwill impairment. The Company then reassigned goodwill among its new reporting units using a relative fair value approach. Based on these analyses, the Climate Solutions Europe reporting unit had a fair value of 10% above its carrying value. This constitutes the entire Climate Solutions Europe segment. All other reporting units had fair values substantially in excess of their carrying values.

The Company tested its goodwill for impairment on July 1 as part of its annual assessment. For each test, except the Climate Solutions Europe reporting unit, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined the fair value of each reporting unit substantially exceeded their carrying value. For the remaining test, the Company's Climate Solutions Europe reporting unit, the Company performed a quantitative goodwill impairment test to determine if any impairment existed. Upon completion of the test, the reporting unit had a fair value of approximately 14% above its carrying value. Key assumptions used in estimating future cash flows included the revenue growth rate, earnings before interest and income taxes margin, discount rate, and terminal growth rate, among others. As a result, the test did not indicate any goodwill impairment.

NOTE 7: BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current portion of long-term debt consisted of the following:

(In millions)	2025	2024
Commercial paper	$325	$—
Short-term borrowings	35	84
Current portion of long-term debt	108	1,252
Short-term borrowings and current portion of long-term debt	$468	$1,336

Commercial Paper Program

The Company has a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes, including the funding of working capital and potential acquisitions. As of December 31, 2025, the Company had $325 million outstanding under its USD-denominated commercial paper facility, with a weighted average rate of 3.98%.

Long-term debt consisted of the following:

(In millions)	2025	2024
2.242% Notes due 2025 (1)	$—	$1,200
2.493% Notes due 2027	900	900
4.125% Notes due 2028	883	783
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	1,001	887
5.900% Notes due 2034	875	875
3.625% Notes due 2037	883	783
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,842	11,728
Japanese Term Loan Facility	345	342
Other debt (including project financing obligations and finance leases)	364	296
Discounts and debt issuance costs	(78)	(88)
Total long-term debt	11,473	12,278
Less: current portion of long-term debt	108	1,252
Long-term debt, net of current portion	$11,365	$11,026
(1) 2.242% Notes due February 15, 2025; repaid during February 2025.

Revolving Credit Facility

On December 20, 2024, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, permitting aggregate borrowings of up to $2.5 billion pursuant to an unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings can bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. In addition, the Company capitalized $11 million of deferred financing costs which are being amortized over the term of the facility. As of December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $34 million and $53 million of debt during the year ended December 31, 2025 and 2024, respectively. Long-term debt repayments associated with these financing arrangements for the years ended December 31, 2025 and 2024, were zero and $14 million, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the Japanese Term Loan Facility contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur additional liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of December 31, 2025, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

Schedule of Long-term Debt Maturities

Scheduled maturities of long-term debt, excluding amortization of discount, are as follows:

(In millions)
2026	$108
2027	$1,309
2028	$903
2029	$43
2030	$2,019
Thereafter	$7,169

As of December 31, 2025, the average maturity of the Company's long-term notes is approximately 10 years and the weighted-average interest rate on its total borrowings is approximately 3.7%. Interest expense associated with long-term debt for the years ended December 31, 2025, 2024 and 2023 was $458 million, $580 million and $306 million, respectively.

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

The Company enters into external cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps have an aggregate notional amount of $3.1 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designates the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the swaps are recorded in Equity in the accompanying Consolidated Balance Sheet.

During 2023, the Company entered into several interest rate swap contracts to mitigate interest rate exposure on the forecasted issuance of long-term debt. The contracts had an aggregate notional amount of $1.5 billion and were designated as cash flow hedges with changes in fair value reported in Equity in the accompanying Consolidated Balance Sheet. Fair value was measured on a recurring basis using observable market inputs, such as forward, discount and interest rates. In November 2023, the contracts were settled upon the issuance of the underlying debt. As a result, the Company deferred a net unrecognized gain of $58 million in Equity which will be subsequently recognized in Interest expense over the term of the related notes which range from 2034 to 2044. The amount expected to be amortized during 2026 is a net gain of $4 million.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2025
Fair value measurement:
Derivative assets (1)	$129	$—	$129	$—
Derivative liabilities (2)	$(166)	$—	$(166)	$—

December 31, 2024
Fair value measurement:
Derivative assets (1)	$82	$—	$82	$—
Derivative liabilities (2)	$(41)	$—	$(41)	$—
(1) Included in Other assets, current and Other assets on the accompanying Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

The following table provides the carrying values and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Consolidated Balance Sheet:

	2025		2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total long-term notes (1)	$10,842	$10,167	$11,728	$10,798
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

Operating lease right-of-use assets and liabilities are reflected on the Consolidated Balance Sheet as follows:

(In millions)	2025	2024
Operating lease right-of-use assets	$546	$554

Accrued liabilities	$(142)	$(135)
Operating lease liabilities	(418)	(432)
Total operating lease liabilities	$(560)	$(567)

Weighted-Average Remaining Lease Term (in years)	6.4	6.8
Weighted-Average Discount Rate	4.6%	4.5%

Where applicable, the Company accounts for each separate lease component of a contract and its associated non-lease component as a single lease component.

Supplemental cash flow and lease expense information related to operating leases were as follows:

(In millions)	2025	2024	2023
Operating cash flows for measurement of operating lease liabilities	$179	$173	$135
Operating lease ROU assets obtained in exchange for operating lease obligations	$100	$112	$50

Operating lease expense	$184	$175	$127

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

Undiscounted maturities of operating lease liabilities as of December 31, 2025, are as follows:

(In millions)
2026	$163
2027	124
2028	95
2029	70
2030	50
Thereafter	147
Total undiscounted lease payments	649
Less: imputed interest	(89)
Total discounted lease payments	$560

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company sponsors U.S. and international defined benefit pension and defined contribution plans. In addition, the Company contributes to various U.S. and international multi-employer defined benefit pension plans.

Pension Plans

Qualified U.S. pension plan benefits covering collectively bargained employees comprise approximately 37% of the projected benefit obligation. This noncontributory defined benefit plan provides benefits on a flat dollar formula based on an employee's location and is closed to new entrants. The non-U.S. plans comprise approximately 63% of the projected benefit obligation; certain of these plans provide participants with one-time payments upon separation of employment rather than a retirement annuity. The plans' benefits are based on plan specific parameters. Non-qualified U.S. pension plans provide supplementary retirement benefits to certain employees and are not a material component of the projected benefit obligation.

The following table details information regarding the Company's pension plans:

(In millions)	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$657	$575
Service cost	13	14
Interest cost	28	26
Actuarial (gain) loss	(14)	(9)
Benefits paid	(19)	(24)
Curtailment, settlements and special termination benefits	(39)	(13)
Other, including expenses paid	37	(25)
Acquisitions (2)	—	113
Benefit obligation at end of year	$663	$657
Change in Plan Assets
Fair value at beginning of year	$507	$468
Actual return on plan assets	38	1
Company contributions	36	34
Benefits paid	(19)	(24)
Settlements	(46)	(13)
Other, including expenses paid	24	(15)
Acquisitions (2)	—	56
Fair value of assets end of year	$540	$507
Funded status of plans	$(123)	$(150)
Amounts included in the balance sheet:
Other non-current assets	$56	$43
Accrued compensation and benefits	(14)	(13)
Post-employment and other benefit liabilities	(165)	(180)
Net amount recognized	$(123)	$(150)
(1) See Note 20 - Divestitures for additional information.
(2) See Note 19 - Acquisitions for additional information.

The funded status improved primarily due to favorable returns on plan assets. In addition, higher employer contributions related to restructuring activities and increases in discount rates that reduced benefit obligations contributed to the improvement. These factors were partially offset by curtailment losses and unfavorable foreign currency movements.

The pretax amounts recognized in Accumulated other comprehensive (income) loss are:

(In millions)	Prior Service Cost (Benefit)	Net Actuarial (Gain) Loss	Total
As of December 31, 2024	$4	$130	$134
Current year changes recorded in AOCI	—	(12)	(12)
Amortization reclassified to earnings	(1)	(2)	(3)
Settlement/curtailment reclassified to earnings	(2)	(10)	(12)
Currency translation and other	—	8	8
As of December 31, 2025	$1	$114	$115

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(In millions)	2025	2024
Projected benefit obligation	$255	$481
Accumulated benefit obligation	$232	$456
Fair value of plan assets	$76	$288

Information for pension plans with projected benefit obligations in excess of plan assets:

(In millions)	2025	2024
Projected benefit obligation	$255	$481
Accumulated benefit obligation	$232	$456
Fair value of plan assets	$76	$288

The accumulated benefit obligation for all defined benefit plans was $639 million and $631 million as of December 31, 2025 and 2024, respectively.

Pension benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)
2026	$39
2027	$48
2028	$45
2029	$47
2030	$48
2031 through 2035	$251

For the years ended December 31, 2025, 2024 and 2023, the Company made $36 million, $34 million and $33 million, respectively, of cash contributions to its defined benefit pension plans. The Company expects to make required funding contributions of approximately $5 million to its defined benefit pension plans in 2026.

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

(In millions)	2025	2024	2023
Service cost	$13	$14	$15
Interest cost	28	26	31
Expected return on plan assets	(33)	(36)	(32)
Amortization of prior service cost	1	1	3
Recognized actuarial net loss	2	1	(2)
Net settlement, curtailment and special termination benefit loss	12	4	1
Net periodic pension expense (benefit)	$23	$10	$16

Major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table as weighted-averages:

	Benefit Obligation		Net Costs
	2025	2024	2025	2024	2023
Discount rate
Projected benefit obligation	4.5%	4.3%	4.3%	4.3%	4.2%
Interest cost (1)	—%	—%	4.1%	4.2%	4.1%
Service cost (1)	—%	—%	3.8%	4.5%	4.5%
Salary scale	2.4%	2.6%	2.6%	2.2%	2.4%
Expected return on plan assets	—%	—%	5.2%	6.3%	5.7%

(1) The 2025 and 2024 discount rates used to measure the service cost and interest cost apply to the significant plans of the Company. The projected benefit obligation discount rate is used for the service cost and interest cost measurements for non-significant plans.

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

The fair values of pension plan assets by asset category are as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling	Total
Asset Category	(Level 1)	(Level 2)	(Level 3)
Public Equities:
Global Equities	$—	$25	$—	$—	$25
Global Equity Funds at net asset value (1) (2)	—	—	—	120	120
Fixed Income Securities:
Governments	—	56	—	27	83
Corporate Bonds	—	92	—	—	92
Fixed Income Securities (2)	—	—	—	146	146
Real Estate (3)	—	1	—	—	1
Other (4) (5)	—	15	—	7	22
Cash & Cash Equivalents (2)(6)	—	40	—	9	49
Subtotal	$—	$229	$—	$309	$538
Other assets and liabilities (7)					2
Total as of December 31, 2025					$540

(In millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling	Total
Asset Category	(Level 1)	(Level 2)	(Level 3)
Public Equities:
Global Equities	$—	$23	$—	$—	$23
Global Equity Funds at net asset value (1) (2)	—	—	—	125	125
Fixed Income Securities:
Governments	—	23	—	25	48
Corporate Bonds	—	93	—	—	93
Fixed Income Securities (2)	—	—	—	156	156
Real Estate (3)	—	1	—	—	1
Other (4)(5)	—	15	—	8	23
Cash & Cash Equivalents (2)(6)	—	28	—	9	37
Subtotal	$—	$183	$—	$323	$506
Other assets and liabilities (7)					1
Total as of December 31, 2024					$507

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

Multiemployer Benefit Plans

The Company contributes to various domestic and foreign multiemployer defined benefit pension plans. The risks of participating in these multiemployer plans are different from those of single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions to these plans were $15 million for both of the years ended December 31, 2025 and 2024.

Employee Savings Plans

The Company sponsors various employee savings plans. Employer contributions are determined based on criteria specific to each plan and were $118 million, $138 million and $125 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The changes in the carrying value of warranty related provisions are as follows:

(In millions)	2025	2024
Balance as of January 1,	$786	$568
Warranties, performance guarantees issued and changes in estimated liability	364	327
Settlements made	(282)	(346)
Other	32	5
Acquisitions (1)	—	232
Reclassified to held for sale (2)	(7)	—
Balance as of December 31,	$893	$786
(1) See Note 19 - Acquisitions for additional information.
(2) See Note 20 - Divestitures for additional information.

NOTE 12: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of December 31, 2025 and December 31, 2024, 950,633,287 and 948,068,772 shares of common stock were issued, respectively, which includes 114,891,176 and 70,093,639 shares of treasury stock, respectively.

Share Repurchase Program

The Company may purchase its outstanding common stock from time to time subject to market conditions and at the Company's discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Shares acquired are recognized at cost and presented separately on the balance sheet as a reduction to Equity. Since the initial authorization in February 2021, the Company's Board of Directors authorized the repurchase of up to $12.1 billion of the Company's outstanding common stock which includes a $5 billion increase approved in October 2025.

In June 2025, the Company repurchased from Viessmann, an entity controlled by one of the Company's directors, an aggregate 4,267,425 shares of the Company's common stock at a price per share of $70.30 for an aggregate purchase price of $300 million. During the year ended December 31, 2025, the Company repurchased 44.8 million shares of common stock for an aggregate purchase price of $2.9 billion, which included shares repurchased from Viessmann under the repurchase agreement. As a result, the Company has approximately $5.3 billion remaining under the current authorization at December 31, 2025.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(1,604)	$(84)	$—	$(1,688)
Other comprehensive income (loss) before reclassifications, net	160	(17)	58	201
Amounts reclassified, pre-tax	—	1	—	1
Balance as of December 31, 2023	$(1,444)	$(100)	$58	$(1,486)
Other comprehensive income (loss) before reclassifications, net	(1,173)	(15)	—	(1,188)
Amounts reclassified, pre-tax	—	2	(6)	(4)
Tax benefit reclassified	—	(1)	2	1
Divestitures, net	564	7	—	571
Balance as of December 31, 2024	$(2,053)	$(107)	$54	$(2,106)
Other comprehensive income (loss) before reclassifications, net	1,828	12	—	1,840
Amounts reclassified, pre-tax	—	3	(6)	(3)
Tax benefit reclassified	—	(1)	1	—
Balance as of December 31, 2025	$(225)	$(93)	$49	$(269)

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
External segment sales disaggregated by product and service are as follows:

(In millions)	2025	2024	2023
Sales Type
Product	$9,327	$9,428	$8,538
Service	1,143	1,099	1,077
Climate Solutions Americas sales	10,470	10,527	9,615

Product	4,572	4,652	1,722
Service	472	332	215
Climate Solutions Europe sales	5,044	4,984	1,937

Product	2,606	2,849	3,053
Service	733	651	528
Climate Solutions Asia Pacific, Middle East & Africa sales	3,339	3,500	3,581

Product	2,668	3,061	3,352
Service	226	414	466
Climate Solutions Transportation sales	2,894	3,475	3,818

Net sales	$21,747	$22,486	$18,951

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

Contract Balances

Total contract assets and liabilities consisted of the following:

(In millions)	2025	2024
Contract assets, current (included within Other current assets)	$499	$366
Contract assets, non-current (included within Other assets)	83	65
Total contract assets	582	431

Contract liabilities, current (included within Accrued liabilities)	(691)	(553)
Contract liabilities, non-current (included within Other long-term liabilities)	(203)	(164)
Total contract liabilities	(894)	(717)
Net contract assets (liabilities)	$(312)	$(286)

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

The Company recognized revenue of $506 million for the year ended December 31, 2025, that was related to contract liabilities as of January 1, 2025. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months. There were no individually significant customers with sales exceeding 10% of total sales for the years ended December 31, 2025, 2024 and 2023.

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

The following table summarizes fair value information for stock options and stock appreciation rights:

	2025 (1)	2024 (1)	2023 (1)
Stock options and stock appreciation rights weighted-average fair value per award	$17.79	$14.84	$11.64
Assumptions:
Volatility	31.2% to 33.4%	30.6% to 31.7%	30.9%
Expected term (in years)	5.6	5.6 to 7.8	5.8
Expected dividend yield	1.3%	1.8%	1.8%
Range of risk-free rates	3.7% to 4.3%	4.0% to 4.3%	3.6%
(1) Carrier has limited historical trading data and used peer group data to estimate expected volatility for the 2025, 2024 and 2023 awards.

The Company used historical employee data, including data prior to the Separation and the Distribution, to estimate expected term. The expected dividend yield is consistent with management's expectations. The risk-free rate is based on the term structure of interest rates at the time the awards were granted.

Changes in stock options and stock appreciation rights outstanding were as follows:

	Shares Subject to Option (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (in years)
As of December 31, 2022	30,778	$24.53
Granted	3,494	$46.13
Exercised	(8,432)	$20.48
Cancelled	(769)	$42.94
As of December 31, 2023	25,071	$28.34
Granted	4,187	$56.46
Exercised	(8,041)	$23.21
Cancelled	(430)	$50.77
As of December 31, 2024	20,787	$35.52
Granted	2,072	$64.99
Exercised	(2,785)	$26.20
Cancelled	(724)	$54.40
Outstanding as of December 31, 2025	19,350	$39.31	$299	5.4

Exercisable as of December 31, 2025	11,909	$28.99	$285	3.7

Restricted Stock Units

Eligible participants may receive restricted stock units ("RSU") as part of the Company's long-term incentive program. The fair value of restricted stock units is based on the closing market price of the Company's common stock on the date of grant and expensed on a straight-line basis over the required service period (which is generally a three-year vesting period). However, in the event of retirement, awards held for at least one year may vest and become exercisable (if applicable), subject to certain terms and conditions. Dividends accrue during the vesting period and are paid in shares of the Company's common stock.

Changes in restricted stock units were as follows:

	RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of December 31, 2022	2,067	$29.87
Granted	577	$45.71
Vested	(1,140)	$26.09
Cancelled	(161)	$35.09
Outstanding and unvested as of December 31, 2023	1,343	$39.22
Granted	264	$59.88
Vested	(448)	$38.17
Cancelled	(68)	$49.14
Outstanding and unvested as of December 31, 2024	1,091	$43.94
Granted	330	$63.70
Vested	(348)	$44.83
Cancelled	(92)	$42.88
Outstanding and unvested as of December 31, 2025	981	$50.41

Performance Share Units

The Company has a performance share program for key employees whereby awards are provided in the form of performance share units ("PSU") based on performance against pre-established objectives. The annual target level is expressed as shares of the Company's common stock based on the fair value of its stock on the date of grant. Awards are generally earned over a three-year performance period based equally on a performance condition, measured by the compound annual growth rate of the Company's earnings per share and on a market condition, measured by the Company's relative total shareowner return compared to the total shareowner return of a subset of industrial companies in the S&P 500 Index. The fair value of the market condition is estimated using a Monte Carlo simulation approach. The fair value of the PSU awards is expensed over the required service period, which is generally a three-year vesting period. In the event of retirement, performance share units held for at least one year remain eligible to vest based on actual performance relative to pre-established metrics. Dividends do not accrue on the performance share units during the performance period.

Changes in PSUs were as follows:

	PSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of December 31, 2022	1,930	$35.86
Granted	902	$47.93
Vested	(607)	$18.23
Forfeited	(183)	$46.52
Outstanding and unvested as of December 31, 2023	2,042	$45.47
Granted	1,741	$50.75
Vested	(1,339)	$41.49
Forfeited	(121)	$52.56
Outstanding and unvested as of December 31, 2024	2,323	$51.35
Granted	836	$57.22
Vested	(845)	$46.57
Forfeited	(194)	$55.70
Outstanding and unvested as of December 31, 2025	2,120	$55.17

Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold, Selling, general and administrative and Research and development, in the accompanying Consolidated Statement of Operations.

Stock-based compensation cost by award type is as follows:

(In millions)	2025	2024	2023
Equity compensation costs - equity settled	$74	$98	$81
Equity compensation costs - cash settled (1)	(2)	2	3
Total stock-based compensation cost	$72	$100	$84

Amounts recorded in continuing operations	$72	$87	$74
Amounts recorded in discontinued operations	—	13	10
Total stock-based compensation cost	$72	$100	$84

Income tax benefit	$8	$13	$11
(1) The cash settled awards are classified as liability awards and are measured at fair value at each balance sheet date.

As of December 31, 2025 and 2024, there were $101 million and $112 million of unrecognized stock-based compensation costs related to non-vested awards granted under the plan, respectively, which will be recognized ratably over the awards weighted-average remaining vesting period of 2 years.

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
The Company recorded net pre-tax restructuring costs for new and ongoing restructuring actions as follows:

(In millions)	2025	2024	2023
Climate Solutions Americas	$23	$9	$11
Climate Solutions Europe	92	70	10
Climate Solutions Asia Pacific, Middle East & Africa	26	10	23
Climate Solutions Transportation	8	8	21
Total Segment	149	97	65
Corporate and other	29	11	10
Total restructuring costs (1)	$178	$108	$75

Cost of sales	$42	$42	$13
Selling, general and administrative	136	66	62
Total restructuring costs (1)	$178	$108	$75
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Consolidated Balance Sheet:

(In millions)	2025	2024
Balance as of January 1,	$69	$41
Net pre-tax restructuring costs	145	98
Acquisitions (1)	—	8
Utilization, foreign exchange and other	(110)	(78)
Reclassified to held for sale (2)	(2)	—
Balance as of December 31,	$102	$69
(1) See Note 19 - Acquisitions for additional information.
(2) See Note 20 - Divestitures for additional information.

As of December 31, 2025, the Company had $102 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance, across each of the Company's segments. The Company expects a majority of the balance to be utilized within 12 months.

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

(In millions)	2025	2024	2023
Viessmann-related hedges	$—	$(86)	$(96)
CCR gain	7	318	—
CST gain on sale of equity method investment	6	—	—
TMA-related gain	—	46	—
TCC acquisition-related adjustment	—	—	(8)
Other	23	39	(9)
Other income (expense), net	$36	$317	$(113)

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than the entity's functional currency and hedging-related activities. During the year ended December 31, 2025, the Company finalized working capital adjustments provided in the stock purchase agreement governing the sale of CCR and recognized an incremental gain of $7 million.

During the year ended December 31, 2024, the Company completed the sale of CCR and recognized a gain on the sale of $318 million. In addition, the Company recognized a $46 million gain associated with its share of UTC's conclusion of certain income tax matters from their 2017 and 2018 tax audit with the IRS. In connection with the acquisition of the VCS Business, the Company recognized an $86 million loss on the mark-to-market valuation of its window forward contracts associated with the cash outflows of the Euro-denominated purchase price. During the year ended December 31, 2023, the Company recognized a $96 million loss on the mark-to-market valuation of its window forward contracts associated with the cash outflows of the Euro-denominated purchase price of the VCS Business. In addition, the Company recognized an $8 million charge related to the fair value adjustment of Toshiba Carrier Corporation (“TCC”) investments.

NOTE 17: INCOME TAXES

Income Before Income Taxes

The sources of Income from operations before income taxes are as follows:

(In millions)	2025	2024	2023
United States	$1,536	$1,948	$1,398
Foreign	262	326	601
Total	$1,798	$2,274	$1,999

Provision for Income Taxes

The income tax expense (benefit) consisted of the following components:

(In millions)	2025	2024	2023
Current:
United States:
Federal	$218	$920	$361
State	86	120	110
Foreign	337	374	293
	641	1,414	764
Future:
United States:
Federal	(28)	(90)	(135)
State	(10)	(13)	(28)
Foreign	(363)	(249)	(80)
	(401)	(352)	(243)
Income tax expense	$240	$1,062	$521

Reconciliation of Effective Income Tax Rate

Upon adoption of ASU 2023-09, the reconciliation of taxes at the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

(In millions)	2025
Statutory U.S. federal income tax rate	$377	21.0%
State income tax, net of federal income tax effect	60	3.4
Foreign tax effects:
Canada
Statutory tax rate difference	(3)	(0.2)
Local tax, net of national income tax effect	9	0.5
All Other	3	0.2
China
Statutory tax rate difference	4	0.2
Changes in valuation allowance	19	1.1
All Other	6	0.3
France
Statutory tax rate difference	9	0.5
Changes in valuation allowance	(1)	(0.1)
Germany
Statutory tax rate difference	58	3.2
Local tax, net of national income tax effect	(78)	(4.3)
Enactment of new tax laws	(130)	(7.2)
All Other	(9)	(0.5)
Ireland
Statutory tax rate difference	(13)	(0.7)
All Other	7	0.4
Mexico
Statutory tax rate difference	10	0.5
All Other	12	0.7
Other foreign jurisdictions	(1)	(0.1)
Effect of cross-border tax laws:
U.S. tax on outside basis	(64)	(3.6)
Net CFC tested income	14	0.8
U.S. tax on deemed dividends	(6)	(0.4)
Foreign tax credits	(21)	(1.2)
Tax credits:
R&D tax credits	(13)	(0.7)
Other tax credits	(17)	(0.9)
Changes in valuation allowances	65	3.6
Nontaxable or nondeductible items:
Equity income from joint ventures	(21)	(1.2)
Stock options	(11)	(0.6)
Other	12	0.7
Changes in unrecognized tax benefits	4	0.2
All Other
Re-organization tax benefit	(43)	(2.4)
Other	2	0.2
Effective income tax rate	$240	13.4%

The most significant jurisdictions that comprise the U.S. state income tax, net of federal income tax benefit are Florida, California, New Jersey, Illinois, Georgia, Pennsylvania, New York, and Texas.

The differences between the effective income tax rate and the statutory U.S. federal income tax rate, prior to adoption of ASU 2023-09, are as follows:

	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income tax	2.4	2.4
Taxes on international activities	(0.2)	4.9
CCR divestiture impact	(2.0)	—
VCS reorganization impact	28.6	—
Other	(3.1)	(2.2)
Effective income tax rate	46.7%	26.1%

The effective tax rate for the year ended December 31, 2025, was lower than the Company's statutory U.S. federal income tax rate. The decrease was primarily driven by a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate enacted during the year, a tax benefit of $49 million from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party.

The effective tax rate for the year ended December 31, 2024, was higher than the Company's statutory U.S. federal income tax rate. The increase was primarily driven by a net tax charge of $650 million related to a re-organization of the VCS Business and a non-deductible loss of $86 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business, partially offset by the lower effective tax rate on the $318 million gain on the sale of CCR and $44 million of foreign tax credits generated and utilized in the current year.

The effective tax rate for the year ended December 31, 2023, was higher than the Company's statutory U.S. federal income tax rate. The increase was primarily driven by a net tax charge of $27 million relating to the re-organization and disentanglement of the CCR businesses in advance of the planned divestiture. In addition, the effective tax rate was impacted by the recognition of a deferred tax liability for withholding tax of $19 million on repatriated foreign earnings, non-deductible divestiture-related costs and a non-deductible loss of $96 million on the mark-to-market valuation of the Company's window forward contracts associated with the expected cash outflows of the Euro-denominated purchase price of the VCS Business.

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

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and obligations as of December 31, 2025 and 2024, are as follows:

(In millions)	2025	2024
Future income tax benefits:
Insurance and employee benefits	$114	$142
Other assets basis differences	519	576
Other liabilities basis differences	773	674
Tax loss carryforwards	256	178
Tax credit carryforwards	1,411	1,404
Valuation allowances	(1,539)	(1,442)
Future income tax benefits	$1,534	$1,532

Future income tax obligations:
Goodwill and intangible assets	$(1,663)	$(1,769)
Other asset basis differences	(374)	(381)
Future income tax obligations	$(2,037)	$(2,150)

Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards and certain foreign temporary differences to reduce future income tax benefits to expected realizable amounts.

Changes to valuation allowances consisted of the following:

(In millions)
Balance as of January 1, 2023	$83
Additions charged to income tax expense	27
Reduction credited to income tax expense	(22)
Other adjustments	1,303
Reclassified to held for sale	(19)
Balance at December 31, 2023	$1,372
Additions charged to income tax expense	46
Reduction credited to income tax expense	(41)
Other adjustments	65
Balance at December 31, 2024	$1,442
Additions charged to income tax expense	110
Reduction credited to income tax expense	(4)
Other adjustments	(9)
Balance as of December 31, 2025	$1,539

Tax Credit and Loss Carryforwards

As of December 31, 2025, tax credit carryforwards and tax loss carryforwards were as follows:

(In millions)	Tax Loss Carryforwards	Tax Credit Carryforwards
Expiration period:
2026-2030	$1,179	$18
2031-2035	10	1,391
2036-2045	222	—
Indefinite	410	2
Total	$1,821	$1,411

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

In conjunction with the announced portfolio transformation, the Company is implementing changes to its corporate structure, including a re-organization of a subsidiary in Switzerland. As operations in the Swiss subsidiary expand within the next 12 months, it is possible that there may be sufficient positive evidence to release a portion of the $1.4 billion valuation allowance applied against a tax credit in Switzerland. A partial release of this valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in Switzerland.

Unrecognized Tax Benefits

As of December 31, 2025, the Company had unrecognized tax benefits of $322 million, all of which, if recognized, would impact its effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and related interest expense is as follows:

(In millions)	2025	2024	2023
Balance at beginning of period	$365	$382	$291
Additions for tax positions related to the current year	10	34	37
Additions for tax positions of prior years (1)	12	30	81
Reductions for tax positions of prior years	(3)	(7)	—
Settlements	(29)	(68)	(27)
Reclassified to other accounts (2)	(33)	(6)	—
Balance at end of period	$322	$365	$382
Gross interest expense related to unrecognized tax benefits	$18	$19	$18
Total accrued interest balance at end of period	$71	$57	$64
(1) Includes $73 million during the year ended December 31, 2023, related to acquisitions.
(2) Includes $33 million during the year ended December 31, 2025, related to held for sale.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the date of the Separation and Distribution. The IRS finalized the examination of UTC's tax year 2020 resulting in the recognition of a tax benefit of $6 million in the second quarter of 2025. The U.S. Federal statute of limitations for Carrier's tax year 2021 expired during the three months ended December 31, 2025 resulting in a recognized tax benefit of $5 million. The IRS is examining Carrier's tax year 2022 with the examination progressing slowly due to IRS turnover and the U.S. government shutdown. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including the U.S., Australia, Belgium, Canada, China, France, Germany, India, Italy, Malaysia, Poland, Singapore, Spain, and the United Kingdom. The Company is no longer subject to U.S. federal income tax examination for years prior to 2022 and, with few exceptions, is no longer subject to U.S. state and local and foreign income tax examinations for tax years before 2013.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $10 million to $95 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions or the closure of tax statutes.

As a result of the Tax Cuts and Jobs Act ("TCJA"), the Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries including some earnings which have been previously taxed in the U.S. As such, the Company has recorded tax liabilities associated with the future remittance of these earnings. For the remainder of the Company's undistributed international earnings, unless it becomes tax effective to repatriate, the Company intends to continue to permanently reinvest these earnings. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts. The One Big Beautiful Bill Act subjects the Company to a tax on net CFC tested income, which the Company accounts for as a period cost.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

(In millions, except per share amounts)	2025	2024	2023
Net earnings (loss) attributable to common shareowners	$1,484	$5,604	$1,349

Basic weighted-average number of shares outstanding	852.4	898.2	837.3
Stock awards and equity units (share equivalent)	10.0	13.5	15.7
Diluted weighted-average number of shares outstanding	862.4	911.7	853.0

Antidilutive shares excluded from computation of diluted earnings per share	1.9	0.1	2.0

NOTE 19: ACQUISITIONS

During the year ended December 31, 2025, the Company acquired consolidated and minority-owned businesses. The aggregate cash paid, net of cash acquired, totaled $107 million. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired is recognized as goodwill.

Viessmann Climate Solutions

On January 2, 2024, the Company completed the acquisition of the VCS Business from Viessmann for total consideration of $14.2 billion. The purchase price consisted of (i) $11.2 billion in cash and (ii) 58,608,959 shares of the Company's common stock, subject to certain lock-up provisions and anti-dilution protection. The Company funded the cash portion of the purchase price with a combination of cash on hand and proceeds from various borrowing facilities.

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

The assets, liabilities and results of operations of the VCS Business are consolidated in the accompanying Consolidated Financial Statements as of the date of acquisition and primarily reported within the Company's Climate Solutions Europe segment.

NOTE 20: DIVESTITURES

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces, and integrates a comprehensive portfolio of thermal solutions—including burners, boilers, heat pumps, cooling systems, and aftermarket services—for residential, commercial, and industrial applications, with a strong focus on energy efficiency, innovation, and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.

The following table summarizes assets and liabilities classified as held for sale:

December 31, 2025
(In millions)	Riello
Cash and cash equivalents	$25
Accounts receivable, net	103
Inventories, net	98
Other current assets	2
Fixed assets, net	77
Intangible assets, net	18
Goodwill	175
Operating lease right-of-use assets	7
Other assets	87
Total assets held for sale	$592

Accounts payable	$91
Accrued liabilities	45
Contract liabilities	3
Future pension and post-retirement obligations	7
Future income tax obligations	9
Operating lease liabilities	4
Other long-term liabilities	11
Total liabilities held for sale	$170

Discontinued Operations

During 2024, the Company exited its Fire & Security segment in multiple transactions that represented a single disposal plan to separately divest multiple businesses over different reporting periods. As a result, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Amounts reported during 2023 and 2024 include the operating results of each component through their respective date of sale and related gain on sale or loss on deconsolidation. Amounts reported during 2025 relate to retained obligations from these business divestitures.

The components of Discontinued operations, net of tax are as follows:

(In millions)	2025	2024	2023
Net sales	$—	$2,323	$3,147
Costs of sales	—	(1,390)	(1,926)
Research and development	—	(86)	(124)
Selling, general and administrative	(6)	(564)	(690)
Other income (expense), net	(3)	(584)	26
Gain (loss) on divestitures and deconsolidation	(22)	5,176	(297)
Interest (expense) income, net	—	(41)	(51)
Earnings before income taxes	(31)	4,834	85
Income tax (expense) benefit	55	1,391	(128)
Tax on divestitures and deconsolidation	5	(1,729)	5
Discontinued operations, net of tax	$29	$4,496	$(38)

Portfolio Transformation

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

NOTE 21: SEGMENT FINANCIAL DATA

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

A summary of results by reportable segment are as follows:

	For the Year Ended December 31, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$10,470	$5,044	$3,339	$2,894	$21,747
Cost of goods sold	(7,073)	(3,494)	(2,499)	(2,112)	(15,178)
Research and development	(347)	(75)	(61)	(66)	(549)
Selling, general and administrative	(1,036)	(1,039)	(476)	(287)	(2,838)
Equity method investment net earnings	126	(3)	100	6	229
Other income (expense), net	10	11	45	17	83
Segment operating profit	$2,150	$444	$448	$452	$3,494

	For the Year Ended December 31, 2024
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$10,527	$4,984	$3,500	$3,475	$22,486
Cost of goods sold	(6,997)	(3,368)	(2,579)	(2,540)	(15,484)
Research and development	(390)	(81)	(69)	(80)	(620)
Selling, general and administrative	(962)	(1,062)	(520)	(369)	(2,913)
Equity method investment net earnings	135	(1)	92	6	232
Other income (expense), net	10	(3)	42	(7)	42
Segment operating profit	$2,323	$469	$466	$485	$3,743

	For the Year Ended December 31, 2023
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$9,615	$1,937	$3,581	$3,818	$18,951
Cost of goods sold	(6,629)	(1,410)	(2,697)	(2,854)	(13,590)
Research and development	(294)	(28)	(52)	(74)	(448)
Selling, general and administrative	(974)	(327)	(573)	(431)	(2,305)
Equity method investment net earnings	145	—	61	6	212
Other income (expense), net	(32)	5	41	29	43
Segment operating profit	$1,831	$177	$361	$494	$2,863

(In millions)	2025	2024	2023
Reconciliation to Earnings before income taxes
Segment operating profit	$3,494	$3,743	$2,863

Corporate and other	(202)	(201)	(214)
Restructuring costs	(178)	(108)	(75)
Amortization of acquired intangibles	(856)	(689)	(143)
Acquisition step-up amortization	—	(282)	(41)
Acquisition/divestiture-related costs	(55)	(95)	(123)
Viessmann-related hedges	—	(86)	(96)
CCR gain	7	318	—
VCS pre-acquisition product replacement cost	(38)	—	—
Gain on liability adjustment	—	46	—
Bridge loan financing costs	—	—	(3)
TCC Acquisition-related adjustment	—	—	(8)
Non-service pension (expense) benefit	(10)	(1)	(1)
Interest (expense) income, net	(364)	(371)	(160)
Earnings before income taxes	$1,798	$2,274	$1,999

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

	Segment Assets		Capital Expenditures			Depreciation & Amortization
(In millions)	2025	2024	2025	2024	2023	2025	2024	2023
CSA	$1,472	$1,405	$151	$198	$179	$133	$134	$120
CSE	1,660	1,590	135	197	63	878	813	56
CSAME	988	952	39	48	74	198	213	241
CST	915	818	25	32	30	26	35	34
Total Segment	5,035	4,765	350	475	346	1,235	1,195	451
Corporate and other	87	185	42	44	93	39	37	40
Consolidated	$5,122	$4,950	$392	$519	$439	$1,274	$1,232	$491
Cash and cash equivalents	1,555	3,969
Other assets, current	1,264	972
Assets held for sale	592	—
Total current assets	$8,533	$9,891

Geographic External Sales

Geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. With the exception of the U.S. as presented in the following table, there were no individually significant countries with sales exceeding 10% of total sales for the years ended December 31, 2025, 2024 and 2023.

	External Sales			Long-Lived Assets
(In millions)	2025	2024	2023	2025	2024
United States Operations	$11,136	$11,294	$10,457	$789	$807
International Operations
Europe	6,092	6,687	3,910	1,404	1,253
Asia Pacific	3,841	3,817	3,949	482	486
Other	678	688	635	490	453
Consolidated	$21,747	$22,486	$18,951	$3,165	$2,999

NOTE 22: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. The Company has 28 directly owned unconsolidated domestic and foreign affiliates as of December 31, 2025, of which 56% relates to Climate Solutions Americas, and 40% relates to Climate Solutions Asia Pacific, Middle East & Africa. The Company periodically reviews the carrying value of its equity method investments to determine if there has been an other-than-temporary decline in fair value.

Amounts attributable to equity method investees are as follows:

(In millions)	2025	2024	2023
Sales to equity method investees included in Product sales	$2,874	$2,956	$2,920
Purchases from equity method investees included in Cost of products sold	$227	$237	$214

The Company had receivables from and payables to equity method investees as follows:

(In millions)	2025	2024
Receivables from equity method investees included in Accounts receivable, net	$220	$363
Payables to equity method investees included in Accounts payable	$40	$32

Summarized Financial Information. Pursuant to Rule 3-10 and Rule 4-08(g) of Regulation S-X under the Securities Act, the Company presents summarized financial information of the combined accounts of its non-consolidated joint ventures accounted for by the equity method.

Summarized unaudited financial information for equity method investments is as follows:

(In millions)	2025	2024
Current assets	$11,835	$12,823
Non-current assets	2,418	2,396
Total assets	14,253	15,219

Current liabilities	(9,675)	(11,053)
Non-current liabilities	(236)	(210)
Total liabilities	(9,911)	(11,263)
Total net equity of investees	$4,342	$3,956

(In millions)	2025	2024	2023
Net sales	$18,154	$17,567	$16,180
Gross profit	$3,168	$3,063	$2,862
Income from continuing operations	$676	$700	$655
Net earnings (loss)	$676	$700	$655

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

As of December 31, 2025 and 2024, the outstanding liability for environmental obligations are as follows:

(In millions)	2025	2024
Environmental reserves included in Accrued liabilities	$18	$25
Environmental reserves included in Other long-term liabilities	182	185
Total environmental reserves	$200	$210

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	2025	2024
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	201	208
Total asbestos liabilities	$218	$225

Asbestos-related recoveries included in Accounts receivable, net	$6	$7
Asbestos-related recoveries included in Other assets	86	88
Total asbestos-related recoveries	$92	$95

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

Aqueous Film Forming Foam Litigation

As of December 31, 2025, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 17,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). Individual plaintiffs in the MDL Proceedings generally seek damages for alleged personal injuries, medical monitoring, diminution in property value and injunctive relief to remediate alleged contamination of water supplies. U.S. state, municipal and water utility plaintiffs in the MDL Proceedings generally seek damages and costs related to the remediation of public property and water supplies.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance proceeds it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during the year December 31, 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of December 31, 2025, the Company has not recorded any amounts associated with expected insurance proceeds.

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

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the TCJA transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $101 million is included within the accompanying Consolidated Balance Sheet within Accrued liabilities as of December 31, 2025. This obligation is expected to be settled in April 2026. The Company believes that the likelihood of incurring losses materially in excess of this amount is remote.

Self-Insurance

The Company maintains self-insurance for a number of risks, including but not limited to, workers’ compensation, general liability, automobile liability, property and employee-related healthcare benefits. It has obtained insurance coverage for amounts exceeding individual and aggregate loss limits. The Company accrues for known future claims and incurred but not reported losses.

The Company's self-insurance liabilities were as follows:

(In millions)	2025	2024
Self-insurance liabilities included in Accrued liabilities	$159	$173
Self-insurance liabilities included in Other long-term liabilities	42	43
Total self-insurance liabilities	$201	$216

The Company incurred expenses related to self-insured risks of $157 million, $135 million and $139 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

NOTE 24: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

(In millions)	2025	2024	2023
Interest paid, net of amounts capitalized	$422	$610	$320
Income taxes paid, net of refunds (1)	$729	$2,126	$942

Non-cash financing activity:
Common stock dividends payable	$201	$199	$161
(1) Following the adoption of ASU 2023-09, for the year ended December 31, 2025, income taxes paid amounted to $284 million for Federal, $118 million for State, $69 million for China, $56 million for France, $53 million for Mexico, and $198 million to other jurisdictions. In addition, refunds received amounted to $49 million for Germany.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our CEO and Executive Vice President, Chief Financial & Strategy Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Company's CEO and CFO have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, audit committee financial experts and insider trading arrangements and policies is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners entitled "Proposal 1: Election of Directors" (under the subheadings "Criteria for Board Membership", "Nominees for the 2026 Annual Meeting" and "Corporate Governance").

Information about our Executive Officers

The following persons are executive officers of Carrier Global Corporation as of February 5, 2026:

Name	Position	Age as of February 5, 2026
David Gitlin	Chairman & Chief Executive Officer	56
Ajay Agrawal	Senior Vice President, Global Services & Chief Business Development Officer	62
Francesca Campbell	Senior Vice President, Chief Legal Officer	42
Beril Yildiz	Vice President, Controller & Chief Accounting Officer	47
Patrick Goris	Executive Vice President, Chief Financial & Strategy Officer	54
Gaurang Pandya	President, Climate Solutions Americas	49
Thomas Heim	President, Climate Solutions Europe	57
Michael L. Gierges	President, Climate Solutions Asia Pacific, Middle East & Africa	41
Edward Dryden	President, Climate Solutions Transportation	47
Nadia Villeneuve	Senior Vice President, Chief People & Communications Officer	53

David Gitlin. Mr. Gitlin was elected Chairman of the Board in April 2021 and was appointed President & Chief Executive Officer of Carrier in June 2019. Mr. Gitlin also held the position of President, HVAC from December 2019 to March 2020. He also previously served as President and Chief Operating Officer of Collins Aerospace Systems from 2018 to 2019 and President of UTC Aerospace Systems from 2015 to 2018.

Ajay Agrawal. Mr. Agrawal was appointed Senior Vice President, Global Services & Chief Business Development Officer in March 2025. Mr. Agrawal joined Carrier in October 2019 and has held various executive leadership roles within strategy, aftermarket and business development. Prior to joining Carrier, he served as President, Aftermarket Services, and Vice President responsible for Rockwell Collins integration for Collins Aerospace, a UTC company, from August 2015 to September 2019.

Francesca Campbell. Ms. Campbell was appointed Senior Vice President & Chief Legal Officer in 2024. She joined Carrier in 2021, where prior to her current role, she served as Vice President, Legal Affairs. Prior to joining Carrier, Ms. Campbell served as an attorney at Davis, Polk & Wardwell within their mergers & acquisitions group.

Beril Yildiz. Ms. Yildiz was appointed Vice President, Controller & Chief Accounting Officer of Carrier in September 2025. She joined Carrier from International Flavors & Fragrances Inc., where she served as the Senior Vice President, Controller & Chief Accounting Officer from September 2022 to August 2025. Ms. Yildiz served as the Corporate Controller and Chief Accounting Officer of Revlon Inc. from September 2021 to September 2022, including as the Chief Financial Officer North America and Latin America from April 2022 to September 2022. She served in various positions with Colgate-Palmolive Company from September 2018 through September 2021, including as Director of Financial Reporting, Technical Accounting and SOX Compliance and as the Controller, Asia Pacific Division, and also worked in various roles at PricewaterhouseCoopers from 2000 to 2018.

Patrick Goris. Mr. Goris served as Carrier's Senior Vice President, Chief Financial Officer from November 2020 until his appointment as Executive Vice President, Chief Financial & Strategy Officer in January 2026. Prior to joining Carrier, Mr. Goris served in various roles at Rockwell Automation, Inc. from 2006 to 2020, including as Senior Vice President and Chief Financial Officer from 2017 to 2020.

Gaurang Pandya. Mr. Pandya was appointed President, Climate Solutions Americas in 2025. Prior to his current role, he served as the President, HVAC Americas and Commercial HVAC EMEA beginning in October 2023. He has held various other positions at Carrier since 1999 with increasing levels of responsibility in finance and general management, with roles leading both regional and global businesses.

Thomas Heim. Mr. Heim was appointed President, Climate Solutions Europe in 2025. Prior to his current role, he served as the President, Climate Solutions Europe Residential & Light Commercial beginning in January 2024. He joined Carrier through its acquisition of Viessmann Climate Solutions, of which he served as Chief Sales and Marketing Officer from July 2017 to July 2022 and as Chief Executive Officer from July 2022 until the acquisition was completed in January 2024.

Michael L. Gierges. Mr. Gierges was appointed President, Climate Solutions Asia Pacific, Middle East & Africa in 2025. Prior to joining Carrier, he served in various roles at Schneider Electric SE, including as Executive Vice President, President Home & Distribution Business from April 2023 - April 2025 and Senior Vice President, Power Products & Systems - North America from March 2022 to June 2023. He also served in various roles at ABB Ltd from April 2007 to March 2022, including as Senior Vice President, Head of Group Smart Buildings Solutions - America's Region from January 2020 to March 2022.

Edward Dryden. Mr. Dryden was appointed President, Climate Solutions Transportation in 2025. Prior to his current role, he served as the President, Refrigeration beginning in July 2024. Prior to joining Carrier, he held various senior roles at Collins Aerospace, a subsidiary of RTX Corporation, from November 2018 until July 2024, including President, Interiors and Vice President, Actuations.

Nadia Villeneuve. Ms. Villeneuve served as Carrier's Senior Vice President, Chief Human Resources Officer from 2015 until her appointment as Senior Vice President, Chief People & Communications Officer in January 2026. Prior to that, she served as Vice President and Chief Human Resources Officer for the Pratt & Whitney division of UTC from 2012 to 2015.

Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners entitled "Other Important Information" under the heading "Delinquent Section 16(a) Reports." We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. This code is publicly available on our website at https://www.carrier.com/us/en/governance. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance Committee are available on our website at https://www.carrier.com/us/en/board-of-directors. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Carrier Global Corporation, 13995 Pasteur Boulevard, Palm Beach Gardens, Florida 33418.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners entitled "Proposal 2: Advisory Vote to Approve Named Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled "Share Ownership."

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, concerning Common Stock issuable under Carrier’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	9,104,000	(1)	$39.31	25,600,000	(2)
(1) Consists of the following issuable shares of Common Stock awarded under the Carrier Global Corporation 2020 Long-Term Incentive Plan (the “2020 LTIP”): (i) shares of Common Stock issuable upon the exercise of outstanding non-qualified stock options; (ii) shares of Common Stock issuable upon the exercise of outstanding Stock Appreciation Rights (SARs); (iii) shares of Common Stock issuable pursuant to outstanding restricted stock unit and performance share unit awards, assuming performance at the target level (up to an additional 2,572,000 shares of Common Stock could be issued if performance goals are achieved above target) ; and (iv) shares of Common Stock issuable upon the settlement of outstanding deferred stock units awarded under the 2020 LTIP. Under the 2020 LTIP, each SAR referred to in clause (ii) is exercisable for a number of shares of Common Stock having a value equal to the increase in the market price of a share of such stock from the date the SAR was granted. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, we have used the NYSE closing price for a share of Common Stock on December 31, 2025 of $52.84. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2) Represents the maximum number of shares of Common Stock available to be awarded under the 2020 LTIP as of December 31, 2025. Performance share units and restricted stock units (Full Share Awards) will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP in an amount equal to 2 times the number of shares to which the award corresponds. Stock options and stock appreciation rights do not constitute Full Share Awards and will result in a reduction in the number of shares of Common Stock available for delivery under the 2020 LTIP on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners entitled "Nominees for the 2026 Annual Meeting" (under the subheading "Director Independence") and "Other Important Information" (under the subheading "Transactions with Related Persons").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners entitled "Proposal 3: Ratify Appointment of Independent Auditor for 2026," including the information provided in that section with regard to "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees."

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

4.6
Indenture, dated November 29, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.7
Supplemental Indenture No. 1, dated November 29, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.8
Supplemental Indenture No. 2, dated November 30, 2023, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.9
Registration Rights Agreement, dated November 29, 2023, by and among Carrier Global Corporation, J.P. Morgan Securities plc, Merrill Lynch International, Citigroup Global Markets Limited, HSBC Bank plc, Barclays Bank PLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. International plc, BNP Paribas, Deutsche Bank AG, London Branch, Intesa Sanpaolo S.p.A., Mizuho International plc, MUFG Securities EMEA plc, SMBC Nikko Capital Markets Limited, UniCredit Bank AG, Wells Fargo Securities International Limited, Bank of Montreal, London Branch, Commerzbank Aktiengesellschaft, ICBC Standard Bank Plc, Loop Capital Markets LLC, Société Générale, and Siebert Williams Shank & Co., LLC. (incorporated by reference to Exhibit 4.4 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

4.10
Registration Rights Agreement, dated November 30, 2023, by and among Carrier Global Corporation, J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.5 of Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2023, File No. 001-39220)

10.1
Amendment No. 2 dated as of November 15, 2021 to the Revolving Credit Agreement, dated as of February 10, 2020, among Carrier Global Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 8, 2022, File No. 001-39220)

10.2
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.3
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.4
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)

10.6
Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.7
Carrier Global Corporation Change in Control Severance Plan (Amended and Restated effective as of April 13, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

10.8
Carrier Global Corporation Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.9
Carrier Global Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.10
Carrier Global Corporation Company Automatic Contribution Excess Plan (incorporated by reference to Exhibit 10.9 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.11
Carrier Global Corporation LTIP Performance Share Unit Deferral Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, File No. 001-39220)+

10.12
Carrier Global Corporation Pension Preservation Plan (incorporated by reference to Exhibit 10.11 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.13
French Sub-Plan for Restricted Stock Granted Under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.14
Carrier Global Corporation Amended and Restated Savings Restoration Plan (incorporated by reference to Exhibit 10.14 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-39220)+

10.15
Schedule of Terms for Carrier Founders Grant Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)+

10.16
Schedule of Terms for Stock Appreciation Right Awards (Founders Grant) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of Carrier Global Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, File No. 001-39220)+

10.17
Schedule of Terms for Restricted Stock Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.18
Schedule of Terms for Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.19
Schedule of Terms for Restricted Stock Unit Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.20
Schedule of Terms for Stock Appreciation Right Awards (Off-Cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.21
Schedule of Terms for Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.22
Schedule of Terms for Non-Qualified Stock Option Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Carrier Global Corporation’s Registration Statement on Form 10 filed with the SEC on February 7, 2020, File No. 001-39220)+

10.23
Offer Letter with Patrick Goris, dated October 13, 2020 (incorporated by reference to Exhibit 10.27 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.24
Carrier Global Corporation Board of Directors Deferred Stock Unit Plan (amended and restated effective October 15, 2020) (incorporated by reference to Exhibit 10.28 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.25
Carrier Summary of Compensation and Benefits for Directors (2025-2026 Board Cycle) (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.26
Form of Award Agreement for Carrier Founders Performance Share Unit and Stock Appreciation Right Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)+

10.27
Share Purchase Agreement, dated December 7, 2020, between Carrier Refrigeration ECR Holding Luxembourg S.à.r.l., and Breeze TopCo S.à r.l. (incorporated by reference to Exhibit 10.31 of Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 9, 2021, File No. 001-39220)

10.28
Carrier Global Corporation Senior Executive Severance Plan, effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2021, File No. 001-39220)+

10.29
Schedule of Terms for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.30
Form of Award Agreement for 2021 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.31
Letter Agreement, dated April 19, 2021, by and between Carrier Corporation and John V. Faraci (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-39220)+

10.32
Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 1, 2022) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.33
Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.34
Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.35
Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.4 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.36
Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 1, 2022) (incorporated by reference to Exhibit 10.5 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.37
Form of Award Agreement for 2022 Performance Share Unit Awards granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.38
Letter Agreement, dated July 12, 2021, by and between Carrier Corporation and Timothy N. White (incorporated by reference to Exhibit 10.7 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022, File No. 001-39220)+

10.39
Amendment Number One to the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022, File No. 001-39220)+

10.40
Revolving Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.41
364-Day Credit Agreement, dated as of May 17, 2024, among Carrier Global Corporation and Carrier Intercompany Lending Designated Activity Company as borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-39220)

10.42
Term Loan Credit Agreement, dated as of May 19, 2023, among Carrier Global Corporation, the Subsidiary Borrowers party hereto, the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2023, File No. 001-39220)

10.43
License Agreement dated as of January 2, 2024, by and among Viessmann Group GmbH & Co. KG, Viessmann Climate Solutions SE and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

10.44
Investor Rights Agreement dated as of January 2, 2024, by and between Carrier Global Corporation and Viessmann Group GmbH & Co. KG. (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

10.45
Bridge Loan Agreement dated as of January 2, 2024, by and among Carrier Global Corporation, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2024, File No. 001-39220)

10.46
Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.47
Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024) (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.48
Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024) (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.49
Schedule of Terms for Performance Share Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024) (incorporated by reference to Exhibit 10.4 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.50
Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024) (incorporated by reference to Exhibit 10.5 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.51
Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (January 30, 2024) (incorporated by reference to Exhibit 10.6 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.52
Schedule of Terms for Performance Share Unit Awards (supplemental) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (Supplemental Retention Award January 30, 2024) (incorporated by reference to Exhibit 10.7 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220) +

10.53
Schedule of Terms for Stock Appreciation Right Awards (supplemental) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (Supplemental Retention Award January 30, 2024) (incorporated by reference to Exhibit 10.8 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220) +

10.54
Schedule of Terms for Performance Share Unit Awards (modified annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. January 30, 2024) (incorporated by reference to Exhibit 10.9 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.55
Form of Award Agreement granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024, File No. 001-39220)+

10.56
Letter Agreement, dated June 24, 2024, by and between Carrier Corporation and Jurgen Timperman (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2024, File No. 001-39220)+

10.57
Settlement and Plan Support Agreement, dated as of October 18, 2024 (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 25, 2024, File No. 001-39220)

10.58
Supplemental Indenture No. 3, dated November 8, 2024, between Carrier Global Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 8, 2024, File No. 001-39220)

10.59
Registration Rights Agreement, dated November 8, 2024, by and among Carrier, J.P. Morgan Securities plc, HSBC Continental Europe, Morgan Stanley & Co. International plc, Merrill Lynch International, Citigroup Global Markets Limited, Goldman Sachs & Co. LLC, UniCredit Bank GmbH, Barclays Bank PLC, BNP Paribas, Deutsche Bank AG, London Branch, Mizuho International plc, MUFG Securities EMEA plc, SMBC Bank International plc, Wells Fargo Securities International Limited, Bank of Montreal, London Branch, Commerzbank Aktiengesellschaft, ICBC Standard Bank plc, Intesa Sanpaolo S.p.A., Loop Capital Markets LLC, Siebert Williams Shank & Co., LLC, Société Générale and Standard Chartered Bank (incorporated by reference to Exhibit 4.2 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on November 8, 2024, File No. 001-39220)

10.60
Revolving Credit Agreement, dated as of December 20, 2024, among Carrier Global Corporation, Carrier Intercompany Lending Designated Activity Company and Carrier Treasury Services Ireland Limited as borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Current Report on Form 8-K filed with the SEC on December 20, 2024, File No. 001-39220)†

10.61
Schedule of Terms for Performance Share Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025) (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.62
Schedule of Terms for Restricted Stock Unit Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 6, 2025) (incorporated by reference to Exhibit 10.2 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.63
Schedule of Terms for Stock Appreciation Right Awards (annual) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (February 6, 2025) (incorporated by reference to Exhibit 10.3 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.64
Schedule of Terms for Performance Share Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025) (incorporated by reference to Exhibit 10.4 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.65
Schedule of Terms for Restricted Stock Unit Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025) (incorporated by reference to Exhibit 10.5 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.66
Schedule of Terms for Stock Appreciation Right Awards (off-cycle) granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (rev. February 6, 2025) (incorporated by reference to Exhibit 10.6 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.67
Form of Award Agreement granted under the Carrier Global Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Carrier Global Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025, File No. 001-39220)+

10.68
Second Amendment to the Carrier Global Corporation 2020 Long-Term Incentive Plan, effective as of April 9, 2025 (incorporated by reference to Exhibit 10.1 to Carrier Global Corporation's Current Report on Form 8-K filed with the SEC on April 11, 2025, File No. 001-39220)

10.69	Form of Executive Officer Offer Letter*+

10.70	Form of Letter of Assignment*+

14	Code of Ethics. The Carrier Global Corporation Code of Ethics may be accessed via Carrier Global Corporation's website at https://www.corporate.carrier.com/corporate-responsibility/governance/ethics-compliance/

19	Carrier Global Corporation Prohibited Securities Trading Policy at https://www.corporate.carrier.com/Images/CPSW-Section-13B-Preventing-Insider-Other-Prohibited-Securities-Trade-Practices-0124_tcm558-136603.pdf

21	Subsidiaries of the Registrant*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

31.3	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certifications‡

97	Carrier Global Corporation Clawback Policy (incorporated by reference to Exhibit 97 to Carrier Global Corporation's Annual Report on Form 10-K filed with the SEC on February 6, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20211231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20211231.xsd)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20211231_cal.xml)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20211231_def.xml)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20211231_lab.xml)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20211231_pre.xml)

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

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
Attached as Exhibit 101 to this report are the following formatted in extensible Business Reporting Language ("XBRL"): (i) Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Balance Sheet as of December 31, 2025 and 2024, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	February 5, 2026	by:	/s/PATRICK GORIS
Patrick Goris
Executive Vice President, Chief Financial & Strategy Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	February 5, 2026	by:	/s/BERIL YILDIZ
Beril Yildiz
Vice President, Controller & Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David Gitlin	Director, Chairman and Chief Executive Officer	February 5, 2026
David Gitlin	(Principal Executive Officer)
/s/Patrick Goris	Executive Vice President and Chief Financial & Strategy Officer	February 5, 2026
Patrick Goris	(Principal Financial Officer)
/s/Beril Yildiz	Vice President, Controller and Chief Accounting Officer	February 5, 2026
Beril Yildiz	(Principal Accounting Officer)
/s/Jean-Pierre Garnier	Director	February 5, 2026
Jean-Pierre Garnier
/s/John J. Greisch	Director	February 5, 2026
John J. Greisch
/s/Charles M. Holley, Jr.	Director	February 5, 2026
Charles M. Holley, Jr.
/s/Michael M. McNamara	Director	February 5, 2026
Michael M. McNamara
/s/Amy E. Miles	Director	February 5, 2026
Amy E. Miles
/s/Susan N. Story	Director	February 5, 2026
Susan N. Story
/s/Michael A. Todman	Director	February 5, 2026
Michael A. Todman
/s/Maximilian Viessmann	Director	February 5, 2026
Maximilian Viessmann
/s/Virginia M. Wilson	Director	February 5, 2026
Virginia M. Wilson