Form 10-Q
period 2026-03-31
CARRIER GLOBAL Corp
filed 2026-04-30
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2026, there were 830,580,423 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2026

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net sales
Product sales	$4,667	$4,652
Service sales	674	566
Total Net sales	5,341	5,218
Costs and expenses
Cost of products sold	(3,591)	(3,358)
Cost of services sold	(506)	(415)
Research and development	(143)	(153)
Selling, general and administrative	(861)	(729)
Total Costs and expenses	(5,101)	(4,655)
Equity method investment net earnings	31	44
Other income (expense), net	(12)	22
Operating profit	259	629
Non-service pension benefit (expense)	1	1
Interest (expense) income, net	(90)	(82)
Earnings before income taxes	170	548
Income tax (expense) benefit	96	(111)
Earnings from continuing operations	266	437
Discontinued operations, net of tax	(1)	—
Net earnings (loss)	265	437
Less: Non-controlling interest in subsidiaries'	27	25
Net earnings (loss) attributable to common shareowners	$238	$412
Amounts attributable to common shareowners:
Continuing operations	$239	$412
Discontinued operations	(1)	—
Net earnings (loss) attributable to common shareowners	$238	$412
Earnings per share
Basic:
Continuing operations	$0.29	$0.47
Discontinued operations	—	—
Net earnings (loss)	$0.29	$0.47
Diluted:
Continuing operations	$0.28	$0.47
Discontinued operations	—	—
Net earnings (loss)	$0.28	$0.47
Weighted-average number of shares outstanding
Basic	835.0	866.9
Diluted	842.8	878.3
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net earnings (loss)	$265	$437
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(292)	634
Pension and post-retirement benefit plan adjustments	1	—
Amortization of unrealized cash flow hedging gain (loss)	(1)	(1)
Other comprehensive income (loss), net of tax	(292)	633
Comprehensive income (loss)	(27)	1,070
Less: Comprehensive income (loss) attributable to non-controlling interest	26	25
Comprehensive income (loss) attributable to common shareowners	$(53)	$1,045
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,371	$1,555
Accounts receivable, net	3,130	2,639
Inventories, net	2,581	2,483
Assets held for sale	621	592
Other current assets	1,315	1,264
Total current assets	9,018	8,533
Future income tax benefits	1,137	1,074
Fixed assets, net	3,122	3,165
Operating lease right-of-use assets	551	546
Intangible assets, net	5,987	6,326
Goodwill	15,313	15,501
Pension and post-retirement assets	58	56
Equity method investments	1,331	1,321
Other assets	669	668
Total Assets	$37,186	$37,190
Liabilities and Equity
Accounts payable	$2,979	$2,702
Accrued liabilities	3,700	3,774
Liabilities held for sale	170	170
Short-term borrowings and current portion of long-term debt	1,736	468
Total current liabilities	8,585	7,114
Long-term debt	10,422	11,365
Future pension and post-retirement obligations	188	192
Future income tax obligations	1,688	1,833
Operating lease liabilities	415	418
Other long-term liabilities	2,087	2,140
Total Liabilities	23,385	23,062
Commitments and contingent liabilities (Note 18)
Equity
Common stock	10	10
Treasury stock	(7,104)	(6,795)
Additional paid-in capital	8,675	8,665
Retained earnings	12,431	12,193
Accumulated other comprehensive income (loss)	(560)	(269)
Non-controlling interest	349	324
Total Equity	13,801	14,128
Total Liabilities and Equity	$37,186	$37,190
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2025	$(269)	$10	$(6,795)	$8,665	$12,193	$324	$14,128
Net earnings (loss)	—	—	—	—	238	27	265
Other comprehensive income (loss), net of tax	(291)	—	—	—	—	(1)	(292)
Shares issued under incentive plans, net	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Treasury stock repurchase	—	—	(309)	—	—	—	(309)
Balance as of March 31, 2026	$(560)	$10	$(7,104)	$8,675	$12,431	$349	$13,801

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	412	25	437
Other comprehensive income (loss), net of tax	633	—	—	—	—	—	633
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	23	—	—	23
Treasury stock repurchase	—	—	(1,273)	—	—	—	(1,273)
Balance as of March 31, 2025	$(1,473)	$9	$(5,188)	$8,616	$11,895	$339	$14,198
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating Activities
Net earnings (loss)	$265	$437
Discontinued operations, net of tax	1	—
Adjustments for non-cash items, net:
Depreciation and amortization	315	303
Deferred income tax provision	(179)	(69)
Stock-based compensation costs	21	23
Equity method investment net earnings	(31)	(44)
(Gain) loss on sale of investments	(3)	(5)
Changes in operating assets and liabilities
Accounts receivable, net	(509)	(362)
Inventories, net	(138)	(301)
Accounts payable and accrued liabilities	351	481
Distributions from equity method investments	12	77
Other operating activities, net	(39)	(52)
Net cash flows provided by (used in) continuing operating activities	66	488
Net cash flows provided by (used in) discontinued operating activities	13	(5)
Net cash flows provided by (used in) operating activities	79	483
Investing Activities
Capital expenditures	(94)	(63)
Investment in businesses, net of cash acquired	(23)	(12)
Dispositions of businesses	8	8
Settlement of derivative contracts, net	35	36
Other investing activities, net	9	1
Net cash flows provided by (used in) continuing investing activities	(65)	(30)
Net cash flows provided by (used in) discontinued investing activities	—	7
Net cash flows provided by (used in) investing activities	(65)	(23)
Financing Activities
Increase (decrease) in short-term borrowings, net	371	(49)
Issuance of long-term debt	22	9
Repayment of long-term debt	(16)	(1,205)
Repurchases of common stock	(306)	(1,288)
Dividends paid on common stock	(201)	(198)
Dividends paid to non-controlling interest	(1)	—
Other financing activities, net	(10)	(16)
Net cash flows provided by (used in) continuing financing activities	(141)	(2,747)
Net cash flows provided by (used in) discontinued financing activities	—	—
Net cash flows provided by (used in) financing activities	(141)	(2,747)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	17
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(140)	(2,270)
Less: Change in cash balances classified as assets held for sale	43	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(183)	(2,270)
Cash, cash equivalents and restricted cash, beginning of period	1,557	3,972
Cash, cash equivalents and restricted cash, end of period	1,374	1,702
Less: restricted cash	3	4
Cash and cash equivalents, end of period	$1,371	$1,698
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF THE BUSINESS

Carrier Global Corporation (the "Company") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to its customers. The Company's portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, cooling and cold chain solutions to enhance the lives we live and the world we share. The Company also provides a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. The Company's operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2025 filed with the SEC on February 5, 2026 (the "2025 Form 10-K").

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

Sale of Riello Business

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. See Note 15 - Divestitures for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of March 31, 2026, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Inventories, net consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$645	$666
Work-in-process	269	245
Finished goods	1,667	1,572
Inventories, net	$2,581	$2,483

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $345 million and $337 million as of March 31, 2026 and December 31, 2025, respectively.

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

The changes in the carrying value of goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2025	$5,075	$7,808	$1,410	$1,208	$15,501
Acquisitions	10	—	—	—	10
Reclassified to held for sale (1)	—	4	—	—	4
Foreign currency translation	(2)	(191)	(1)	(8)	(202)
Balance as of March 31, 2026	$5,083	$7,621	$1,409	$1,200	$15,313
(1) See Note 15 - Divestitures for additional information.

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	March 31, 2026			December 31, 2025
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,009	$(1,697)	$4,312	$6,143	$(1,573)	$4,570
Patents and trademarks	942	(204)	738	945	(191)	754
Technology and other	1,657	(720)	937	1,692	(690)	1,002
Total intangible assets	$8,608	$(2,621)	$5,987	$8,780	$(2,454)	$6,326

Amortization of intangible assets was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Amortization expense of Intangible assets	$217	$208

NOTE 5: BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current portion of long-term debt consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Commercial paper	$708	$325
Short-term borrowings	23	35
Current portion of long-term debt	1,005	108
Short-term borrowings and current portion of long-term debt	$1,736	$468

Commercial Paper Program

The Company has a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes including the funding of working capital and potential acquisitions. At March 31, 2026, the Company had $708 million outstanding under its commercial paper facilities with a weighted average interest rate of 4.06%.

Long-term debt consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
2.493% Notes due 2027 (1)	900	900
4.125% Notes due 2028	865	883
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	980	1,001
5.900% Notes due 2034	875	875
3.625% Notes due 2037	865	883
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,785	10,842
Japanese Term Loan Facility	338	345
Other debt (including project financing obligations and finance leases)	380	364
Discounts and debt issuance costs	(76)	(78)
Total long-term debt	11,427	11,473
Less: current portion of long-term debt	1,005	108
Long-term debt, net of current portion	$10,422	$11,365
(1) 2.493% Notes due February 27, 2027; reclassified to Current portion of long-term debt.

Revolving Credit Facility

The Company maintains a $2.5 billion unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. As of March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $14 million and $6 million of debt during the three months ended March 31, 2026 and 2025, respectively. Long-term debt repayments associated with these financing arrangements during the three months ended March 31, 2026 and 2025, were $14 million and zero, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of March 31, 2026, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

The Company enters into external cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps have an aggregate notional amount of $3.2 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designates the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the swaps are recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2026
Derivative assets (1)	$133	$—	$133	$—
Derivative liabilities (2)	$(153)	$—	$(153)	$—

December 31, 2025
Derivative assets (1)	$129	$—	$129	$—
Derivative liabilities (2)	$(166)	$—	$(166)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying values and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total long-term notes (1)	$10,785	$9,939	$10,842	$10,167
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

Contributions to the plans were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Defined benefit plans	$5	$5
Defined contribution plans	$32	$35
Multi-employer pension plans	$4	$3

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Service cost	$3	$3
Interest cost	6	7
Expected return on plan assets	(8)	(8)
Recognized actuarial net (gain) loss	1	—
Net periodic pension expense (benefit)	$2	$2

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

Stock-based compensation expense, net of estimated forfeitures, is included in Cost of products sold, Selling, general and administrative and Research and development in the accompanying Unaudited Condensed Consolidated Statement of Operations.

Stock-based compensation cost by award type was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Equity compensation costs - equity settled	$21	$23
Equity compensation costs - cash settled (1)	1	(1)
Total stock-based compensation expense	$22	$22
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

The changes in the carrying value of warranty related provisions are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance as of January 1,	$893	$786
Warranties, performance guarantees issued and changes in estimated liability	92	89
Settlements made	(69)	(69)
Other (1)	(6)	8
Balance as of March 31,	$910	$814
(1) The changes within Other include foreign currency translation activity.

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of March 31, 2026 and December 31, 2025, 951,330,903 and 950,633,287 shares of common stock were issued, respectively, which includes 119,939,168 and 114,891,176 shares of treasury stock, respectively.

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

During the three months ended March 31, 2026, the Company repurchased 5.0 million shares of common stock for an aggregate purchase price of $306 million. As a result, the Company had approximately $5.0 billion remaining under the current authorization at March 31, 2026.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(225)	$(93)	$49	$(269)
Other comprehensive income (loss) before reclassifications, net	(291)	—	—	(291)
Amounts reclassified, pre-tax	—	1	(1)	—
Balance as of March 31, 2026	$(516)	$(92)	$48	$(560)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$(2,053)	$(107)	$54	$(2,106)
Other comprehensive income (loss) before reclassifications, net	634	—	—	634
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of March 31, 2025	$(1,419)	$(107)	$53	$(1,473)

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Sales Type
Product	$2,214	$2,319
Service	287	253
Climate Solutions Americas sales	2,501	2,572

Product	1,154	1,071
Service	139	98
Climate Solutions Europe sales	1,293	1,169

Product	642	660
Service	192	166
Climate Solutions Asia Pacific, Middle East & Africa sales	834	826

Product	657	602
Service	56	49
Climate Solutions Transportation sales	713	651

Net sales	$5,341	$5,218

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Contract assets (included within Other current assets)	$527	$499
Contract assets, non-current (included within Other assets)	79	83
Total contract assets	606	582

Contract liabilities (included within Accrued liabilities)	(722)	(691)
Contract liabilities, non-current (included within Other long-term liabilities)	(208)	(203)
Total contract liabilities	(930)	(894)
Net contract assets (liabilities)	$(324)	$(312)

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

The Company recognized revenue of $250 million during the three months ended March 31, 2026, that related to contract liabilities as of January 1, 2026. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Climate Solutions Americas	$3	$3
Climate Solutions Europe	86	—
Climate Solutions Asia Pacific, Middle East & Africa	3	1
Climate Solutions Transportation	2	1
Total Segment	94	5
Corporate and other	14	3
Total restructuring costs (1)	$108	$8

Cost of sales	$44	$2
Selling, general and administrative	64	6
Total restructuring costs (1)	$108	$8
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance as of January 1,	$102	$69
Net pre-tax restructuring costs	103	4
Utilization, foreign exchange and other	(46)	(17)
Balance as of March 31,	$159	$56

As of March 31, 2026, the Company had $159 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within 12 months.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts, projected results for the full year, and tax items recorded discretely in the period. The effective tax rate was (56.5)% for the three months ended March 31, 2026, compared with 20.3% for the three months ended March 31, 2025. The year-over-year decrease was primarily driven by a net $99 million tax benefit from the partial release of a valuation allowance associated with our operations in a Swiss subsidiary and a favorable settlement of $18 million related to a state income tax audit, both in the current period. The three months ended March 31, 2025 included an $8 million tax benefit generated by the purchase of investment tax credits from a third-party.

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

The Company conducts business globally and files income tax returns in U.S. federal, state and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. Carrier's tax year 2022 is under examination by the IRS with closure of the examination expected in 2027. The Australia Tax Office is auditing the Company's 2021 tax return, including the review of the disentanglement of the Chubb Australia business, with the audit expected to close in late 2026. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Poland, Singapore, the United Kingdom and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2022 and, with few exceptions, is no longer subject to state, local and foreign income tax examinations for tax years prior to 2014.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $5 million to $95 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net earnings (loss) attributable to common shareowners	$238	$412

Basic weighted-average number of shares outstanding	835.0	866.9
Stock awards and equity units (share equivalent)	7.8	11.4
Diluted weighted-average number of shares outstanding	842.8	878.3

Antidilutive shares excluded from computation of diluted earnings per share	6.8	3.7

NOTE 15: DIVESTITURES

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces, and integrates a comprehensive portfolio of thermal solutions—including burners, boilers, heat pumps, cooling systems, and aftermarket services—for residential, commercial, and industrial applications, with a strong focus on energy efficiency, innovation, and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026, and December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.

The following table summarizes assets and liabilities classified as held for sale:

	March 31, 2026	December 31, 2025
(In millions)	Riello
Cash and cash equivalents	$67	$25
Accounts receivable, net	86	103
Inventories, net	106	98
Other current assets	2	2
Fixed assets, net	78	77
Intangible assets, net	20	18
Goodwill	171	175
Operating lease right-of-use assets	7	7
Other assets	84	87
Total assets held for sale	$621	$592

Accounts payable	$100	$91
Accrued liabilities	36	45
Contract liabilities	2	3
Future pension and post-retirement obligations	7	7
Future income tax obligations	10	9
Operating lease liabilities	4	4
Other long-term liabilities	11	11
Total liabilities held for sale	$170	$170

Discontinued Operations

During 2024, the Company exited its Fire & Security segment in multiple transactions that represented a single disposal plan to separately divest multiple businesses over different reporting periods. As a result, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Statement of Cash Flows. Amounts reported during 2025 and 2026 relate to retained obligations from these business divestitures.

The components of Discontinued operations, net of tax are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$—	$—
Costs of sales	—	—
Research and development	—	—
Selling, general and administrative	(1)	—
Other income (expense), net	—	—
Gain (loss) on divestitures and deconsolidation	—	—
Interest (expense) income, net	—	—
Earnings (loss) before income taxes	(1)	—
Income tax (expense) benefit	—	—
Tax on divestitures and deconsolidation	—	—
Discontinued operations, net of tax	$(1)	$—

NOTE 16: SEGMENT FINANCIAL DATA

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

A summary of results by reportable segment are as follows:

	Three Months Ended March 31, 2026
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,501	$1,293	$834	$713	$5,341
Cost of goods sold	(1,770)	(904)	(640)	(525)	(3,839)
Research and development	(77)	(21)	(15)	(15)	(128)
Selling, general and administrative	(280)	(280)	(117)	(74)	(751)
Equity method investment net earnings	13	(1)	17	3	32
Other income (expense), net	(14)	2	2	(1)	(11)
Segment operating profit	$373	$89	$81	$101	$644

	Three Months Ended March 31, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,572	$1,169	$826	$651	$5,218
Cost of goods sold	(1,700)	(788)	(609)	(471)	(3,568)
Research and development	(86)	(18)	(15)	(16)	(135)
Selling, general and administrative	(250)	(257)	(112)	(69)	(688)
Equity method investment net earnings	26	(2)	18	2	44
Other income (expense), net	8	1	13	—	22
Segment operating profit	$570	$105	$121	$97	$893

	Three Months Ended March 31,
(In millions)	2026	2025
Reconciliation to Earnings before income taxes
Segment operating profit	$644	$893

Corporate and other	(50)	(45)
Restructuring costs	(108)	(8)
Amortization of acquired intangible assets	(213)	(201)
Acquisition/divestiture-related costs	(14)	(10)
Non-service pension (expense) benefit	1	1
Interest (expense) income, net	(90)	(82)
Earnings before income taxes	$170	$548

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the United States as presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In millions)	2026	2025
United States	$2,657	$2,738
International:
Europe	1,549	1,401
Asia Pacific	986	941
Other	149	138
Net sales	$5,341	$5,218

NOTE 17: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Sales to equity method investees included in Product sales	$686	$780
Purchases from equity method investees included in Cost of products sold	$51	$47

The Company had receivables from and payables to equity method investees as follows:

(In millions)	March 31, 2026	December 31, 2025
Receivables from equity method investees included in Accounts receivable, net	$290	$220
Payables to equity method investees included in Accounts payable	$33	$40

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	March 31, 2026	December 31, 2025
Environmental reserves included in Accrued liabilities	$17	$18
Environmental reserves included in Other long-term liabilities	181	182
Total Environmental reserves	$198	$200

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	March 31, 2026	December 31, 2025
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	195	201
Total Asbestos liabilities	$212	$218

Asbestos-related recoveries included in Other current assets	$6	$6
Asbestos-related recoveries included in Other assets	85	86
Total Asbestos-related recoveries	$91	$92

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

Aqueous Film Forming Foam Litigation

As of March 31, 2026, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 17,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

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

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of March 31, 2026, the Company has not recorded any amounts associated with expected insurance proceeds.

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

Antitrust Litigation

Beginning in March 2026, the Company, along with several other HVAC manufacturers, has been named as a defendant in putative class-action lawsuits alleging violations of federal and state antitrust laws on behalf of direct and indirect purchasers of HVAC equipment. These lawsuits are currently pending in the United States District Court for the Eastern District of Michigan and generally allege that the Company and other industry participants have engaged in an unlawful agreement to fix or raise the prices of certain HVAC products in the United States since January 1, 2020. The lawsuits seek damages, including treble damages under federal and state antitrust statutes, as well as injunctive relief and attorneys’ fees. The Company believes the allegations in these lawsuits lack merit and that it has meritorious defenses to the alleged claims. At this time, the Company is unable to assess the probability of liability or to reasonably estimate a range of possible loss. There can be no assurance that any future exposure will not be material in any period.

Income Taxes

Under the TMA relating to the Separation, the Company is responsible to UTC for its share of the Tax Cuts and Jobs Act transition tax associated with foreign undistributed earnings as of December 31, 2017. As a result, a liability of $101 million is included within the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued liabilities as of March 31, 2026. This obligation was settled in April 2026.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Business Summary

Carrier Global Corporation ("we" or "our") is a global leader in intelligent climate and energy solutions with a focus on providing differentiated, digitally-enabled lifecycle solutions to our customers. Our portfolio includes industry-leading brands such as Carrier, Viessmann, Toshiba, Automated Logic and Carrier Transicold that offer innovative heating, cooling and cold chain solutions to enhance the lives we live and the world we share. We also provide a broad array of related building services, including audit, design, installation, system integration, repair, maintenance and monitoring. Our operations are classified into four segments: Climate Solutions Americas, Climate Solutions Europe, Climate Solutions Asia Pacific, Middle East & Africa and Climate Solutions Transportation.

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

Through a combination of supply‑chain adjustments, productivity initiatives and pricing actions, we fully mitigated the 2025 impact of tariffs implemented in 2025. While these tariffs did not have a material impact on our prior year results, in 2026 we continue to evaluate and assess any potential exposure to the impacts of these tariffs, including impacts to supply chains and cost structures.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. We were the importer of record for certain products previously subject to IEEPA tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs collected; however, the refund process and timing remain uncertain, and the order may be subject to further government action or challenge. Accordingly, as of March 31, 2026, we have not recorded any benefit related to potential refunds of IEEPA tariffs paid.

On April 2, 2026, updated Section 232 tariffs applicable to steel, aluminum and copper were announced. We expect to mitigate the 2026 impact by leveraging similar strategies deployed during 2025 including supply chain changes, operational cost reduction and pricing actions.

To date, neither the IEEPA tariffs implemented during 2025 nor the Section 232 tariffs have had a material impact on our business, and we will continue to monitor developments in U.S. tariff policy and assess the impact of any changes on our business.

Recent Developments

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

CRITICAL ACCOUNTING ESTIMATES

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying Unaudited Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K, we describe the significant accounting estimates and policies used in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements. There have been no significant changes in our critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

The following represents our consolidated net sales and operating results:

	Three Months Ended March 31,
(In millions)	2026	2025	Period Change	% Change
Net sales	$5,341	$5,218	$123	2%
Cost of products and services sold	(4,097)	(3,773)	(324)	9%
Gross margin	1,244	1,445	(201)	(14)%
Operating expenses	(985)	(816)	(169)	21%
Operating profit	259	629	(370)	(59)%
Non-operating income (expense), net	(89)	(81)	(8)	10%
Earnings (loss) before income taxes	170	548	(378)	(69)%
Income tax expense	96	(111)	207	(186)%
Earnings (loss) from continuing operations	266	437	(171)	(39)%
Discontinued operations, net of income taxes	(1)	—	(1)	—%
Net earnings (loss)	265	437	(172)	(39)%
Less: Non-controlling interest in subsidiaries' earnings from operations	27	25	2	8%
Net earnings (loss) attributable to common shareowners	$238	$412	$(174)	(42)%

Net Sales

For the three months ended March 31, 2026, Net sales were $5.3 billion, a 2% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Three Months Ended March 31,
Organic	(1)%
Foreign currency translation	3%
Total % change	2%

Organic sales for the three months ended March 31, 2026, decreased by 1% compared with the same period of 2025. The organic decrease was primarily due to our Climate Solutions Americas segment as reduced end-market demand in our residential business impacted the segment. In addition, lower end-market demand in both our Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments further impacted overall results. These results were partially offset by improved end-market demand in Climate Solutions Transportation. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended March 31, 2026, gross margin was $1.2 billion, a 14% decrease compared with the same period of 2025. The components were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$5,341	$5,218
Cost of products and services sold	(4,097)	(3,773)
Gross margin	$1,244	$1,445
Percentage of net sales	23.3%	27.7%

Gross margin decreased by $201 million compared with the three months ended March 31, 2025, primarily due to lower volumes in certain end-markets within each of our segments. The associated under-absorption, in addition to an increase in costs associated with announced restructuring initiatives, further impacted our results. These amounts were partially offset by higher volumes in certain end-markets, pricing improvements and our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales decreased by 440 basis points compared with the same period of 2025.

Operating Expenses

For the three months ended March 31, 2026, operating expenses, including Equity method investment net earnings, were $985 million, a 20.7% increase compared with the same period of 2025. The components were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Selling, general and administrative	$(861)	$(729)
Research and development	(143)	(153)
Equity method investment net earnings	31	44
Other income (expense), net	(12)	22
Total operating expenses	$(985)	$(816)
Percentage of net sales	18.4%	15.6%

For the three months ended March 31, 2026, Selling, general and administrative expenses were $861 million, an 18% increase compared with the same period of 2025. The increase primarily relates to an increase in costs associated with announced restructuring initiatives. In addition, higher compensation, commission and employee-related costs further impacted our results. These costs were partially offset by lower consulting and other managed expenses. The current period also included $14 million of acquisition and divestiture-related costs compared with $6 million during the three months ended March 31, 2025.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended March 31, 2026, Equity method investment net earnings were $31 million, a 30% decrease compared with the same period of 2025. The decrease was primarily driven by lower earnings in joint ventures within Climate Solutions Americas.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities.

Non-Operating Income (Expense), net

For the three months ended March 31, 2026, Non-operating income (expense), net was $89 million, a 10% increase compared with the same period of 2025. The components were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Non-service pension benefit (expense)	$1	$1

Interest expense	$(111)	$(112)
Interest income	21	30
Interest (expense) income, net	$(90)	$(82)

Non-operating income (expense), net	$(89)	$(81)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended March 31, 2026, Interest expense was $111 million, a 1% decrease compared with the same period of 2025. During the three months ended March 31, 2025, we repaid $1.2 billion, consistent with our capital allocation strategy.

Income Taxes

	Three Months Ended March 31,
	2026	2025
Effective tax rate	(56.5)%	20.3%

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was (56.5)% for the three months ended March 31, 2026, compared with 20.3% for the three months ended March 31, 2025. The year-over-year decrease was primarily driven by a net $99 million tax benefit from the partial release of a valuation allowance associated with our operations in a Swiss subsidiary and a favorable settlement of $18 million related to a state income tax audit, both in the current period. In addition, the three months ended March 31, 2025, included an $8 million tax benefit generated by the purchase of investment tax credits from a third-party.

Adjusted Operating Profit

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial information. Adjusted operating profit is a non-GAAP measure and defined as consolidated operating profit (a GAAP measure), excluding restructuring costs, amortization of acquired intangible assets and other significant items of a nonoperational nature. This measure is useful to investors because it is how management assesses the operating performance of the business. A reconciliation of the amounts prepared in accordance with GAAP to the corresponding non-GAAP measure appears below and provides additional information as to the items and amounts that have been excluded from the adjusted measure.

	Three Months Ended March 31,
(In millions)	2026	2025
Reconciliation to Adjusted operating profit
Operating profit	$259	$629
Restructuring costs	108	8
Amortization of acquired intangible assets	213	201
Acquisition/divestiture-related costs	14	10
Adjusted operating profit	$594	$848

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

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2026	2025	2026	2025	2026	2025
Climate Solutions Americas	$2,501	$2,572	$373	$570	14.9%	22.2%
Climate Solutions Europe	1,293	1,169	89	105	6.9%	9.0%
Climate Solutions Asia Pacific, Middle East & Africa	834	826	81	121	9.7%	14.6%
Climate Solutions Transportation	713	651	101	97	14.2%	14.9%
Total segment	$5,341	$5,218	$644	$893	12.1%	17.1%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Segment operating profit	$644	$893
Corporate and other	(50)	(45)
Adjusted operating profit	$594	$848

Climate Solutions Americas

For the three months ended March 31, 2026, Net sales were $2.5 billion, a 3% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	(3)%
Foreign currency translation	—%
Total % change in Net sales	(3)%

The organic decrease in Net sales of 3% was driven by volume reductions within certain end-markets compared with the prior year. Lower volume in our residential business (down 12%) was primarily driven by reduced end-market demand. These results were partially offset by growth in our commercial business (up 4%) primarily driven by ongoing customer demand and improved price. In addition, higher volume in our light commercial business (up 9%) further benefited segment results.

For the three months ended March 31, 2026, Segment operating profit was $373 million, a 35% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(35)%
Foreign currency translation	—%
Total % change in Segment operating profit	(35)%

The segment operational profit decrease of 35% was primarily attributable to volume reductions in certain end-markets compared with the prior year. The associated under-absorption, in addition to higher selling, general and administrative expenses and lower earnings from equity method investments, further impacted the segment. These amounts were partially offset by favorable productivity initiatives.

Climate Solutions Europe

For the three months ended March 31, 2026, Net sales were $1.3 billion, an 11% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	—%
Foreign currency translation	11%
Total % change in Net sales	11%

Organic Net sales were flat as a result of ongoing challenges in certain end-markets compared with the prior year. Results in our residential and light commercial business increased (up 2%) as a result of higher volumes across the region partially offset by targeted pricing promotions. Results in our commercial business decreased (down 5%) due to lower volumes across the region.

For the three months ended March 31, 2026, Segment operating profit was $89 million, a 15% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(29)%
Foreign currency translation	11%
Other	3%
Total % change in Segment operating profit	(15)%

The segment operational profit decrease of 29% was primarily attributable to volume reductions and associated under-absorption in certain end-markets compared with the prior year. In addition, price promotions, higher selling, general and administrative expenses as well as warranty-related charges further impacted the segment. These amounts were partially offset by continued productivity initiatives and higher volume in certain end-markets. Amounts reported in other represent the benefit of a legal reserve no longer required.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended March 31, 2026, Net sales were $834 million, a 1% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	(1)%
Foreign currency translation	2%
Total % change in Net sales	1%

The organic decrease in Net sales of 1% was driven by volume reductions within certain end-markets compared with the prior year. Results in China decreased (down 13%) as end-markets experienced economic challenges impacting both demand and price. These results were predominantly offset by end-market demand and improved price in the region's remaining geographies.

For the three months ended March 31, 2026, Segment operating profit was $81 million, a 33% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(36)%
Foreign currency translation	3%
Total % change in Segment operating profit	(33)%

The segment operational profit decrease of 36% was primarily attributable to volume reductions in certain end-markets compared with the prior year. The associated under-absorption, in addition to unfavorable product mix and higher selling, general and administrative expenses, further impacted segment results. These reductions were partially offset by favorable productivity initiatives.

Climate Solutions Transportation

For the three months ended March 31, 2026, Net sales were $713 million, a 10% increase compared to the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	5%
Foreign currency translation	5%
Total % change in Net sales	10%

The organic increase in Net sales of 5% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 38%) due to ongoing end-market demand. These results were partially offset by lower volume in our global truck and trailer business (down 7%) primarily due to reduced end-market demand in all regions.

For the three months ended March 31, 2026, Segment operating profit was $101 million, a 4% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(1)%
Foreign currency translation	6%
Acquisitions and divestitures, net	(1)%
Total % change in Segment operating profit	4%

The segment operational profit decrease of 1% was primarily driven by lower volumes in certain end-markets compared with the prior year. In addition, costs associated with warranty-related issues and higher selling, general and administrative costs further impacted the segment. These amounts were partially offset by favorable productivity initiatives. In addition, higher volumes in certain end-markets provided additional benefit in the segment but led to unfavorable mix.

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

As of March 31, 2026, we had cash and cash equivalents of $1.4 billion, of which approximately 94% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2026, and December 31, 2025, the amount of such restricted cash was approximately $3 million and $2 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,371	$1,555
Total debt	12,158	11,833
Total equity	13,801	14,128

Net debt (total debt less cash and cash equivalents)	10,787	10,278
Total capitalization (total debt plus total equity)	25,959	25,961
Net capitalization (total debt plus total equity less cash and cash equivalents)	24,588	24,406
Total debt to total capitalization	47%	46%
Net debt to net capitalization	44%	42%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit facility with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of March 31, 2026, we had $708 million and zero borrowings outstanding under our commercial paper program and our Revolving Credit Facility, respectively.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2027 and 2054. Interest payments related to long-term notes are expected to approximate $406 million per year, reflecting an approximate weighted-average interest rate of 3.65%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2026, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P-2	Positive

Planned Divestitures

On December 16, 2025, we entered into a purchase agreement to sell our Riello business with expected gross proceeds of approximately $430 million. The transaction is expected to close in the first half of 2026 and is subject to customary closing conditions and regulatory approvals.

Share Repurchase Program

We may repurchase our outstanding common stock from time to time subject to market conditions and at our discretion. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. Since the initial authorization in February 2021, our Board of Directors authorized the repurchase of up to $12.1 billion of our outstanding common stock.

During the three months ended March 31, 2026, we repurchased 5.0 million shares of common stock for an aggregate purchase price of $306 million. As a result, we had approximately $5.0 billion remaining under the current authorization at March 31, 2026.

Dividends

We paid dividends on common stock during the three months ended March 31, 2026, totaling $201 million. In April 2026, the Board of Directors declared a dividend of $0.24 per share of common stock payable on May 22, 2026, to shareowners of record at the close of business on May 4, 2026.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash flows provided by (used in):
Continuing operating activities	$66	$488
Continuing investing activities	(65)	(30)
Continuing financing activities	(141)	(2,747)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year decrease in net cash provided by continuing operating activities was primarily driven by lower net earnings and higher working capital balances compared with the prior period.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the three months ended March 31, 2026, net cash used in continuing investing activities was $65 million. The primary driver of the outflow related to $94 million of capital expenditures which was partially offset by $35 million of cash inflow related to settlement of derivatives. During the three months ended March 31, 2025, net cash used in continuing investing activities was $30 million. The primary driver of the outflow related to $63 million of capital expenditures which was partially offset by $36 million of cash inflow related to settlement of derivatives.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the three months ended March 31, 2026, net cash used in continuing financing activities was $141 million. The primary driver of the outflow was related to repurchases of our common stock totaling $306 million. In addition, we paid $201 million in dividends to our common shareowners. These outflows were partially offset by short-term borrowings of $371 million. During the three months ended March 31, 2025, net cash used in continuing financing activities was $2.7 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $1.3 billion. In addition, we made long-term debt repayments of $1.2 billion and the payment of $198 million in dividends to our common shareowners.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2026. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2025 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer ("CEO"), the Executive Vice President, Chief Financial & Strategy Officer ("CFO") and the Vice President, Controller & Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q and other materials Carrier has filed or will file with the SEC contain or incorporate by reference statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "scenario" and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates and other measures of financial performance or potential future plans, strategies or transactions of Carrier, Carrier's plans with respect to our indebtedness and other statements that are not historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation, those described below and under the section titled “Risk Factors” in our 2025 Form 10-K and in subsequent reports that we file with the SEC, including this quarterly report:
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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 18 – Commitments and Contingent Liabilities in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Except as otherwise noted previously, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to "Business – Legal Proceedings" in our 2025 Form 10-K.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in "Risk Factors" in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended March 31, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2026
January 1 - January 31	—	$—	—	$5,332
February 1 - February 28	2,342	$63.61	2,342	$5,183
March 1 - March 31	2,706	$58.09	2,706	$5,025
Total	5,048	$60.65	5,048

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

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20260331.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20260331.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20260331_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20260331_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20260331_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20260331_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	April 30, 2026	by:	/s/PATRICK GORIS
Patrick Goris
Executive Vice President, Chief Financial & Strategy Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	April 30, 2026	by:	/s/BERIL YILDIZ
Beril Yildiz
Vice President, Controller & Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)