Form 10-Q
period 2026-06-30
CARRIER GLOBAL Corp
filed 2026-07-28
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2026, there were 824,325,057 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2026

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales
Product sales	$5,634	$5,477	$10,301	$10,129
Service sales	717	636	1,391	1,202
Total Net sales	6,351	6,113	11,692	11,331
Costs and expenses
Cost of products sold	(4,081)	(3,867)	(7,672)	(7,225)
Cost of services sold	(542)	(477)	(1,048)	(892)
Research and development	(148)	(161)	(291)	(314)
Selling, general and administrative	(810)	(813)	(1,672)	(1,542)
Total Costs and expenses	(5,581)	(5,318)	(10,683)	(9,973)
Equity method investment net earnings	58	78	89	122
Other income (expense), net	(3)	30	(15)	52
Operating profit	825	903	1,083	1,532
Non-service pension benefit (expense)	1	—	2	1
Interest (expense) income, net	(105)	(91)	(195)	(173)
Earnings before income taxes	721	812	890	1,360
Income tax (expense) benefit	(180)	(162)	(84)	(273)
Earnings from continuing operations	541	650	806	1,087
Discontinued operations, net of tax	—	(17)	—	(17)
Net earnings (loss)	541	633	806	1,070
Less: Non-controlling interest in subsidiaries'	40	42	67	67
Net earnings (loss) attributable to common shareowners	$501	$591	$739	$1,003
Amounts attributable to common shareowners:
Continuing operations	$501	$608	$739	$1,020
Discontinued operations	—	(17)	—	(17)
Net earnings (loss) attributable to common shareowners	$501	$591	$739	$1,003
Earnings per share
Basic:
Continuing operations	$0.61	$0.71	$0.89	$1.18
Discontinued operations	—	(0.02)	—	(0.01)
Net earnings (loss)	$0.61	$0.69	$0.89	$1.17
Diluted:
Continuing operations	$0.60	$0.70	$0.88	$1.17
Discontinued operations	—	(0.02)	—	(0.02)
Net earnings (loss)	$0.60	$0.68	$0.88	$1.15
Weighted-average number of shares outstanding
Basic	828.1	854.9	831.5	860.8
Diluted	836.5	866.3	839.6	872.3
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net earnings (loss)	$541	$633	$806	$1,070
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	24	1,070	(268)	1,704
Pension and post-retirement benefit plan adjustments	1	(5)	2	(5)
Amortization of unrealized cash flow hedging gain (loss)	(1)	(2)	(2)	(3)
Other comprehensive income (loss), net of tax	24	1,063	(268)	1,696
Comprehensive income (loss)	565	1,696	538	2,766
Less: Comprehensive income (loss) attributable to non-controlling interest	41	45	67	70
Comprehensive income (loss) attributable to common shareowners	$524	$1,651	$471	$2,696
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,344	$1,555
Accounts receivable, net	3,246	2,639
Inventories, net	2,759	2,483
Assets held for sale	815	592
Other current assets	1,250	1,264
Total current assets	9,414	8,533
Future income tax benefits	1,126	1,074
Fixed assets, net	3,162	3,165
Operating lease right-of-use assets	568	546
Intangible assets, net	5,756	6,326
Goodwill	15,267	15,501
Pension and post-retirement assets	61	56
Equity method investments	1,341	1,321
Other assets	677	668
Total Assets	$37,372	$37,190
Liabilities and Equity
Accounts payable	$3,216	$2,702
Accrued liabilities	3,963	3,774
Liabilities held for sale	414	170
Short-term borrowings and current portion of long-term debt	1,638	468
Total current liabilities	9,231	7,114
Long-term debt	10,314	11,365
Future pension and post-retirement obligations	185	192
Future income tax obligations	1,622	1,833
Operating lease liabilities	442	418
Other long-term liabilities	2,106	2,140
Total Liabilities	23,900	23,062
Commitments and contingent liabilities (Note 18)
Equity
Common stock	10	10
Treasury stock	(7,550)	(6,795)
Additional paid-in capital	8,688	8,665
Retained earnings	12,536	12,193
Accumulated other comprehensive income (loss)	(537)	(269)
Non-controlling interest	325	324
Total Equity	13,472	14,128
Total Liabilities and Equity	$37,372	$37,190
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2025	$(269)	$10	$(6,795)	$8,665	$12,193	$324	$14,128
Net earnings (loss)	—	—	—	—	238	27	265
Other comprehensive income (loss), net of tax	(291)	—	—	—	—	(1)	(292)
Shares issued under incentive plans, net	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Treasury stock repurchase	—	—	(309)	—	—	—	(309)
Balance as of March 31, 2026	$(560)	$10	$(7,104)	$8,675	$12,431	$349	$13,801
Net earnings (loss)	—	—	—	—	501	40	541
Other comprehensive income (loss), net of tax	23	—	—	—	—	1	24
Dividends declared on common stock (1)	—	—	—	—	(396)	—	(396)
Shares issued under incentive plans, net	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(65)	(65)
Treasury stock repurchase	—	—	(446)	—	—	—	(446)
Balance as of June 30, 2026	$(537)	$10	$(7,550)	$8,688	$12,536	$325	$13,472

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	$(2,106)	$9	$(3,915)	$8,610	$11,483	$314	$14,395
Net earnings (loss)	—	—	—	—	412	25	437
Other comprehensive income (loss), net of tax	633	—	—	—	—	—	633
Shares issued under incentive plans, net	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	23	—	—	23
Treasury stock repurchase	—	—	(1,273)	—	—	—	(1,273)
Balance as of March 31, 2025	$(1,473)	$9	$(5,188)	$8,616	$11,895	$339	$14,198
Net earnings (loss)	—	—	—	—	591	42	633
Other comprehensive income (loss), net of tax	1,060	—	—	—	—	3	1,063
Dividends declared on common stock (2)	—	—	—	—	(192)	—	(192)
Shares issued under incentive plans, net	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(76)	(76)
Treasury stock repurchase	—	—	(334)	—	—	—	(334)
Share repurchase with Viessmann	—	—	—	(300)	—	—	(300)
Balance as of June 30, 2025	$(413)	$9	$(5,522)	$8,338	$12,294	$308	$15,014

(1) Cash dividends declared were $0.48 per share for the three months ended June 30, 2026
(2) Cash dividends declared were $0.45 per share for the three months ended June 30, 2025
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating Activities
Net earnings (loss)	$806	$1,070
Discontinued operations, net of tax	—	17
Adjustments for non-cash items, net:
Depreciation and amortization	629	620
Deferred income tax provision	(242)	(158)
Stock-based compensation costs	33	44
Equity method investment net earnings	(89)	(122)
(Gain) loss on sale of investments and impairments, net	37	(17)
Changes in operating assets and liabilities
Accounts receivable, net	(651)	(702)
Inventories, net	(335)	(412)
Accounts payable and accrued liabilities	631	378
Distributions from equity method investments	51	81
Other operating activities, net	83	(47)
Net cash flows provided by (used in) continuing operating activities	953	752
Net cash flows provided by (used in) discontinued operating activities	53	380
Net cash flows provided by (used in) operating activities	1,006	1,132
Investing Activities
Capital expenditures	(211)	(144)
Investment in businesses, net of cash acquired	(54)	(61)
Dispositions of businesses	15	8
Settlement of derivative contracts, net	6	87
Other investing activities, net	9	(3)
Net cash flows provided by (used in) continuing investing activities	(235)	(113)
Net cash flows provided by (used in) discontinued investing activities	—	35
Net cash flows provided by (used in) investing activities	(235)	(78)
Financing Activities
Increase (decrease) in short-term borrowings, net	361	(57)
Issuance of long-term debt	39	15
Repayment of long-term debt	(57)	(1,208)
Repurchases of common stock	(745)	(1,628)
Dividends paid on common stock	(400)	(390)
Dividends paid to non-controlling interest	(65)	(9)
Other financing activities, net	(34)	(17)
Net cash flows provided by (used in) continuing financing activities	(901)	(3,294)
Net cash flows provided by (used in) discontinued financing activities	—	—
Net cash flows provided by (used in) financing activities	(901)	(3,294)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	68
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(140)	(2,172)
Less: Change in cash balances classified as assets held for sale	70	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(210)	(2,172)
Cash, cash equivalents and restricted cash, beginning of period	1,557	3,972
Cash, cash equivalents and restricted cash, end of period	1,347	1,800
Less: restricted cash	3	3
Cash and cash equivalents, end of period	$1,344	$1,797
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

Sale of Riello Business

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of Riello was completed on July 1, 2026. See Note 15 - Divestitures for additional information.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of June 30, 2026, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) ("ASU 2024-03"), which requires public entities to disclose disaggregated information about expenses by nature on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.

NOTE 3: INVENTORIES, NET

Inventories are stated at the lower of cost or estimated net realizable value. Cost is primarily determined based on the first-in, first-out inventory method ("FIFO") or average cost methods, which approximates current replacement cost. However, certain subsidiaries use the last-in, first-out inventory method ("LIFO").

Inventories, net consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$690	$666
Work-in-process	276	245
Finished goods	1,793	1,572
Inventories, net	$2,759	$2,483

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $328 million and $337 million as of June 30, 2026 and December 31, 2025, respectively.

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

The changes in the carrying value of goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2025	$5,075	$7,808	$1,410	$1,208	$15,501
Acquisitions	10	—	—	—	10
Reclassified to held for sale (1)	(10)	(3)	—	—	(13)
Foreign currency translation	(4)	(219)	2	(10)	(231)
Balance as of June 30, 2026	$5,071	$7,586	$1,412	$1,198	$15,267
(1) See Note 15 - Divestitures for additional information.

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	June 30, 2026			December 31, 2025
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,992	$(1,852)	$4,140	$6,143	$(1,573)	$4,570
Patents and trademarks	937	(215)	722	945	(191)	754
Technology and other	1,633	(739)	894	1,692	(690)	1,002
Total intangible assets	$8,562	$(2,806)	$5,756	$8,780	$(2,454)	$6,326

Amortization of intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Amortization expense of Intangible assets	$218	$221	$435	$429

NOTE 5: BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current portion of long-term debt consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Commercial paper	$685	$325
Short-term borrowings	37	35
Current portion of long-term debt	916	108
Short-term borrowings and current portion of long-term debt	$1,638	$468

Commercial Paper Program

The Company has a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes including the funding of working capital and potential acquisitions. At June 30, 2026, the Company had $685 million outstanding under its commercial paper facilities with a weighted average interest rate of 4.01%.

Long-term debt consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
2.493% Notes due 2027 (1)	$900	$900
4.125% Notes due 2028	853	883
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	966	1,001
5.900% Notes due 2034	875	875
3.625% Notes due 2037	853	883
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,747	10,842
Japanese Term Loan Facility	334	345
Other debt (including project financing obligations and finance leases)	222	364
Discounts and debt issuance costs	(73)	(78)
Total long-term debt	11,230	11,473
Less: current portion of long-term debt	916	108
Long-term debt, net of current portion	$10,314	$11,365
(1) 2.493% Notes due February 27, 2027; reclassified to Current portion of long-term debt.

Revolving Credit Facility

The Company maintains a $2.5 billion unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility.

Project Financing Arrangements

The Company is involved in long-term construction contracts in which it arranges project financing with certain customers. As a result, the Company issued $27 million and $10 million of debt during the six months ended June 30, 2026 and 2025, respectively. Long-term debt repayments associated with these financing arrangements during the six months ended June 30, 2026 and 2025, were $53 million and zero, respectively.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of June 30, 2026, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2026
Derivative assets (1)	$133	$—	$133	$—
Derivative liabilities (2)	$(140)	$—	$(140)	$—

December 31, 2025
Derivative assets (1)	$129	$—	$129	$—
Derivative liabilities (2)	$(166)	$—	$(166)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying values and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total long-term notes (1)	$10,747	$10,003	$10,842	$10,167
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

Contributions to the plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Defined benefit plans	$6	$15	$11	$20
Defined contribution plans	$30	$28	$62	$63
Multi-employer pension plans	$4	$4	$8	$7

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Service cost	$3	$4	$6	$7
Interest cost	8	7	14	14
Expected return on plan assets	(9)	(8)	(17)	(16)
Recognized actuarial net (gain) loss	—	1	1	1
Net periodic pension expense (benefit)	$2	$4	$4	$6

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Equity compensation costs - equity settled	$12	$21	$33	$44
Equity compensation costs - cash settled (1)	1	2	2	1
Total stock-based compensation expense	$13	$23	$35	$45
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

The changes in the carrying value of warranty-related provisions are as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Balance as of January 1,	$893	$786
Warranties, performance guarantees issued and changes in estimated liability	184	174
Settlements made	(132)	(129)
Acquisitions	—	1
Other (1)	(10)	30
Balance as of June 30,	$935	$862
(1) The changes within Other include foreign currency translation activity.

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of June 30, 2026 and December 31, 2025, 951,905,773 and 950,633,287 shares of common stock were issued, respectively, which includes 126,879,717 and 114,891,176 shares of treasury stock, respectively.

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

During the six months ended June 30, 2026, the Company repurchased 12.0 million shares of common stock for an aggregate purchase price of $748 million. As a result, the Company had approximately $4.6 billion remaining under the current authorization at June 30, 2026.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026, is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(225)	$(93)	$49	$(269)
Other comprehensive income (loss) before reclassifications, net	(291)	—	—	(291)
Amounts reclassified, pre-tax	—	1	(1)	—
Balance as of March 31, 2026	$(516)	$(92)	$48	$(560)
Other comprehensive income (loss) before reclassifications, net	23	1	—	24
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of June 30, 2026	$(493)	$(91)	$47	$(537)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025, is as follows:

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Sales Type
Product	$3,055	$2,970	$5,269	$5,289
Service	317	282	604	535
Climate Solutions Americas sales	3,372	3,252	5,873	5,824

Product	1,187	1,137	2,341	2,208
Service	137	116	276	214
Climate Solutions Europe sales	1,324	1,253	2,617	2,422

Product	712	697	1,354	1,357
Service	205	185	397	351
Climate Solutions Asia Pacific, Middle East & Africa sales	917	882	1,751	1,708

Product	680	673	1,337	1,275
Service	58	53	114	102
Climate Solutions Transportation sales	738	726	1,451	1,377

Net sales	$6,351	$6,113	$11,692	$11,331

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Contract assets (included within Other current assets)	$450	$499
Contract assets, non-current (included within Other assets)	14	83
Total contract assets	464	582

Contract liabilities (included within Accrued liabilities)	(816)	(691)
Contract liabilities, non-current (included within Other long-term liabilities)	(217)	(203)
Total contract liabilities	(1,033)	(894)
Net contract assets (liabilities)	$(569)	$(312)

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

The Company recognized revenue of $407 million during the six months ended June 30, 2026, that related to contract liabilities as of January 1, 2026. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Climate Solutions Americas	$—	$1	$3	$4
Climate Solutions Europe	3	26	89	26
Climate Solutions Asia Pacific, Middle East & Africa	4	7	7	8
Climate Solutions Transportation	2	1	4	2
Total Segment	9	35	103	40
Corporate and other	(1)	12	13	15
Total restructuring costs (1)	$8	$47	$116	$55

Cost of sales	$1	$8	$45	$10
Selling, general and administrative	7	39	71	45
Total restructuring costs (1)	$8	$47	$116	$55
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Six Months Ended June 30,
(In millions)	2026	2025
Balance as of January 1,	$102	$69
Net pre-tax restructuring costs	105	44
Utilization, foreign exchange and other	(96)	(37)
Balance as of June 30,	$111	$76

As of June 30, 2026, the Company had $111 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within 12 months.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts, projected results for the full year, and tax items recorded discretely in the period. The effective tax rate was 25.0% for the three months ended June 30, 2026, compared with 20.0% for the three months ended June 30, 2025. The year-over-year increase was primarily driven by the $46 million non-deductible impairment charge on Riello and a $10 million increase in tax expense associated with a higher German effective tax rate during the three months ended June 30, 2026. The three months ended June 30, 2025, included a state tax benefit of $6 million related to the utilization of a capital loss and a tax benefit of $6 million from the conclusion of the UTC 2020 U.S. Internal Revenue Service ("IRS") tax audit.

The effective tax rate for the six months ended June 30, 2026, was 9.4% compared with 20.1% for the six months ended June 30, 2025. The year-over-year decrease was primarily driven by a net $99 million tax benefit from the partial release of a valuation allowance associated with our operations in a Swiss subsidiary and a favorable settlement of $18 million related to a state income tax audit in the six months ended June 30, 2026. These tax benefits were partially offset by the $46 million non-deductible impairment charge on Riello and a $10 million increase in tax expense associated with a higher German effective tax rate, both in the current period. The six months ended June 30, 2025, included a $12 million tax benefit generated by the purchase of investment tax credits from a third-party, a state tax benefit of $6 million related to the utilization of a capital loss and a tax benefit of $6 million from the conclusion of the UTC 2020 U.S. Internal Revenue Service ("IRS") tax audit.

The Company assesses the realizability of its deferred tax assets on a quarterly basis through an analysis of potential sources of future taxable income, including prior year taxable income that may be available to absorb a carryback of tax losses, reversals of existing taxable temporary differences, tax planning strategies, and forecasts of taxable income. The Company considers all negative and positive evidence, including the weight of the evidence, to determine whether valuation allowances against deferred tax assets are required. The Company maintains valuation allowances against certain deferred tax assets.

The Company conducts business globally and files income tax returns in U.S. federal, state, and foreign jurisdictions. In certain jurisdictions, the Company's operations were included in UTC's combined tax returns for the periods through the Distribution. Carrier's tax year 2022 is under examination by the IRS with closure of the examination expected in 2027. The Australia Tax Office is auditing the Company's 2021 tax return, including the review of the disentanglement of the Chubb Australia business, with the audit expected to close in early 2027. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Poland, Singapore, the United Kingdom, and the United States. The Company is no longer subject to U.S. federal income tax examination for years prior to 2022 and, with few exceptions, is no longer subject to state, local, and foreign income tax examinations for tax years prior to 2014.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $5 million to $95 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions, and/or the expiration of tax statutes.

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

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net earnings (loss) attributable to common shareowners	$501	$591	$739	$1,003

Basic weighted-average number of shares outstanding	828.1	854.9	831.5	860.8
Stock awards and equity units (share equivalent)	8.4	11.4	8.1	11.5
Diluted weighted-average number of shares outstanding	836.5	866.3	839.6	872.3

Antidilutive shares excluded from computation of diluted earnings per share	3.2	1.9	3.2	1.9

NOTE 15: DIVESTITURES

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces, and integrates a comprehensive portfolio of thermal solutions—including burners, boilers, heat pumps, cooling systems, and aftermarket services—for residential, commercial, and industrial applications, with a strong focus on energy efficiency, innovation, and a global distribution network. As a result, the assets and liabilities of Riello are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The Company recognized an impairment charge of $46 million recorded in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations during the three months ended June 30, 2026. The sale of Riello was completed on July 1, 2026.

On May 18, 2026, the Company entered into an agreement to sell its Noresco business (“Noresco”) to Opterra Energy Services, LLC, a subsidiary of LS Power Development, LLC. Noresco is historically reported in the Company's Climate Solutions America segment. As a result, the assets and liabilities of Noresco are presented as held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. This transaction is expected to close in the third quarter of 2026.

The following table summarizes assets and liabilities classified as held for sale:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$95	$25
Accounts receivable, net	105	103
Inventories, net	114	98
Other current assets	95	2
Fixed assets, net	76	77
Intangible assets, net	22	18
Goodwill	188	175
Operating lease right-of-use assets	11	7
Other assets	155	87
Impairment on held for sale assets	(46)	—
Total assets held for sale	$815	$592

Accounts payable	$148	$91
Accrued liabilities	88	48
Short-term borrowings and current portion of long-term debt	52	—
Long-term debt	91	—
Future pension and post-retirement obligations	7	7
Future income tax obligations	11	9
Operating lease liabilities	6	4
Other long-term liabilities	11	11
Total liabilities held for sale	$414	$170

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

A summary of results by reportable segment are as follows:

	Three Months Ended June 30, 2026
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$3,372	$1,324	$917	$738	$6,351
Cost of goods sold	(2,227)	(936)	(714)	(531)	(4,408)
Research and development	(80)	(22)	(15)	(15)	(132)
Selling, general and administrative	(282)	(273)	(132)	(75)	(762)
Equity method investment net earnings	31	—	25	2	58
Other income (expense), net	9	2	27	(1)	37
Segment operating profit	$823	$95	$108	$118	$1,144

	Three Months Ended June 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$3,252	$1,253	$882	$726	$6,113
Cost of goods sold	(2,061)	(883)	(654)	(518)	(4,116)
Research and development	(89)	(19)	(16)	(17)	(141)
Selling, general and administrative	(277)	(260)	(126)	(72)	(735)
Equity method investment net earnings	43	1	30	4	78
Other income (expense), net	11	7	19	5	42
Segment operating profit	$879	$99	$135	$128	$1,241

	Six Months Ended June 30, 2026
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$5,873	$2,617	$1,751	$1,451	$11,692
Cost of goods sold	(3,998)	(1,839)	(1,354)	(1,055)	(8,246)
Research and development	(156)	(43)	(30)	(30)	(259)
Selling, general and administrative	(562)	(553)	(249)	(150)	(1,514)
Equity method investment net earnings	44	(2)	42	5	89
Other income (expense), net	(5)	4	29	(2)	26
Segment operating profit	$1,196	$184	$189	$219	$1,788

	Six Months Ended June 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$5,824	$2,422	$1,708	$1,377	$11,331
Cost of goods sold	(3,761)	(1,671)	(1,263)	(990)	(7,685)
Research and development	(175)	(37)	(31)	(33)	(276)
Selling, general and administrative	(527)	(517)	(238)	(141)	(1,423)
Equity method investment net earnings	69	(1)	48	6	122
Other income (expense), net	19	8	32	6	65
Segment operating profit	$1,449	$204	$256	$225	$2,134

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reconciliation to Earnings before income taxes
Segment operating profit	$1,144	$1,241	$1,788	$2,134

Corporate and other	(49)	(75)	(99)	(120)
Restructuring costs	(8)	(47)	(116)	(55)
Amortization of acquired intangible assets	(213)	(214)	(426)	(415)
Acquisition/divestiture-related costs	(8)	(6)	(18)	(11)
Riello impairment	(46)	—	(46)	—
CCR gain	—	7	—	7
Other	5	(3)	—	(8)
Non-service pension (expense) benefit	1	—	2	1
Interest (expense) income, net	(105)	(91)	(195)	(173)
Earnings before income taxes	$721	$812	$890	$1,360

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the United States as presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
United States	$3,536	$3,429	$6,192	$6,168
International:
Europe	1,581	1,520	3,130	2,920
Asia Pacific	1,029	981	2,016	1,922
Other	205	183	354	321
Net sales	$6,351	$6,113	$11,692	$11,331

NOTE 17: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Sales to equity method investees included in Product sales	$951	$845	$1,637	$1,625
Purchases from equity method investees included in Cost of products sold	$59	$57	$110	$104

The Company had receivables from and payables to equity method investees as follows:

(In millions)	June 30, 2026	December 31, 2025
Receivables from equity method investees included in Accounts receivable, net	$396	$220
Payables to equity method investees included in Accounts payable	$31	$40

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	June 30, 2026	December 31, 2025
Environmental reserves included in Accrued liabilities	$20	$18
Environmental reserves included in Other long-term liabilities	180	182
Total Environmental reserves	$200	$200

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	June 30, 2026	December 31, 2025
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	192	201
Total Asbestos liabilities	$209	$218

Asbestos-related recoveries included in Other current assets	$6	$6
Asbestos-related recoveries included in Other assets	83	86
Total Asbestos-related recoveries	$89	$92

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

Aqueous Film Forming Foam Litigation

As of June 30, 2026, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 18,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

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

The first of the Proposed Settlement Agreements relates to claims that the Company is responsible for liabilities arising from KFI’s manufacture or sale of AFFF (“Estate Claims Settlement”). Upon Bankruptcy Court approval, the Estate Claims Settlement will permanently resolve all present and future claims that the Company is responsible for any liabilities of KFI, including all liabilities arising from KFI’s manufacture and sale of AFFF. The second and third of the Proposed Settlement Agreements release a very substantial amount of current and future direct claims against the Company (the “Direct Claims Settlements”). Direct claims allege that UTC, which indirectly owned KFI’s AFFF business for eight years, engaged in conduct independent of KFI that caused harm to AFFF claimants. The Company agreed to indemnify UTC for these direct claims when it was spun-off from UTC. Upon approval by the MDL Court, the Direct Claims Settlements resolve and enjoin all current and future AFFF-related direct claims against the Company by participating public water providers and airports. Non-settling parties may still assert direct AFFF-related claims, although we expect a vast majority of public water providers and airports will participate in the Direct Claims Settlements. The process of seeking court approval for the Direct Claims Settlements with water providers will begin in the third quarter of 2026.

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. As of June 30, 2026, the Company has not recorded any amounts associated with expected insurance proceeds.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. We were the importer of record for certain products previously subject to IEEPA tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. As of June 30, 2026, we have not recorded any benefit related to potential refunds of IEEPA tariffs paid, as such amounts were not considered probable and reasonably estimable.

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

Recent Developments

Sale of Riello Business

On December 16, 2025, we entered into a purchase agreement to sell our Riello business ("Riello") to Ariston Group with expected gross proceeds of approximately $430 million. Riello, predominantly reported in our Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. We recognized an impairment charge of $46 million recorded in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations during the three months ended June 30, 2026. The sale of Riello was completed on July 1, 2026.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

The following represents our consolidated net sales and operating results:

	Three Months Ended June 30,
(In millions)	2026	2025	Period Change	% Change
Net sales	$6,351	$6,113	$238	4%
Cost of products and services sold	(4,623)	(4,344)	(279)	6%
Gross margin	1,728	1,769	(41)	(2)%
Operating expenses	(903)	(866)	(37)	4%
Operating profit	825	903	(78)	(9)%
Non-operating income (expense), net	(104)	(91)	(13)	14%
Earnings (loss) before income taxes	721	812	(91)	(11)%
Income tax expense	(180)	(162)	(18)	11%
Earnings (loss) from continuing operations	541	650	(109)	(17)%
Discontinued operations, net of income taxes	—	(17)	17	(100)%
Net earnings (loss)	541	633	(92)	(15)%
Less: Non-controlling interest in subsidiaries' earnings from operations	40	42	(2)	(5)%
Net earnings (loss) attributable to common shareowners	$501	$591	$(90)	(15)%

Net Sales

For the three months ended June 30, 2026, Net sales were $6.4 billion, a 4% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Three Months Ended June 30,
Organic	3%
Foreign currency translation	1%
Total % change	4%

Organic sales for the three months ended June 30, 2026, increased by 3% compared with the same period of 2025. The organic increase was primarily due to our Climate Solutions Americas segment as improved end-market demand resulted in higher volumes. In addition, improved end-market demand in both our Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments further benefited overall results. Results in Climate Solutions Transportation were flat. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended June 30, 2026, gross margin was $1.7 billion, a 2% decrease compared with the same period of 2025. The components were as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Net sales	$6,351	$6,113
Cost of products and services sold	(4,623)	(4,344)
Gross margin	$1,728	$1,769
Percentage of net sales	27.2%	28.9%

Gross margin decreased by $41 million compared with the three months ended June 30, 2025, primarily due to higher input costs, including the impact of tariffs, and unfavorable business mix. These amounts were partially offset by higher volumes in certain end-markets and our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales decreased by 170 basis points compared with the same period of 2025.

Operating Expenses

For the three months ended June 30, 2026, operating expenses, including Equity method investment net earnings, were $903 million, a 4% increase compared with the same period of 2025. The components were as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Selling, general and administrative	$(810)	$(813)
Research and development	(148)	(161)
Equity method investment net earnings	58	78
Other income (expense), net	(3)	30
Total operating expenses	$(903)	$(866)
Percentage of net sales	14.2%	14.2%

For the three months ended June 30, 2026, Selling, general and administrative expenses were $810 million, primarily flat compared with the same period of 2025. Results include savings from cost reduction initiatives and lower managed expenses. These benefits were largely offset by higher investment spending and incentive compensation costs.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended June 30, 2026, Equity method investment net earnings were $58 million, a 26% decrease compared with the same period of 2025. The decrease was primarily driven by lower earnings in joint ventures within our Climate Solutions Americas and Climate Solutions Asia Pacific, Middle East & Africa segments.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the three months ended June 30, 2026, our Climate Solutions Europe segment recorded a $46 million impairment on its Riello business. During the three months ended June 30, 2025, we finalized working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

Non-Operating Income (Expense), net

For the three months ended June 30, 2026, Non-operating income (expense), net was $104 million, a 14% increase compared with the same period of 2025. The components were as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Non-service pension benefit (expense)	$1	$—

Interest expense	$(126)	$(115)
Interest income	21	24
Interest (expense) income, net	$(105)	$(91)

Non-operating income (expense), net	$(104)	$(91)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended June 30, 2026, Interest expense was $126 million, a 10% increase compared with the same period of 2025. The increase is a result of commercial paper borrowings outstanding during the three months ended June 30, 2026.

Income Taxes

	Three Months Ended June 30,
	2026	2025
Effective tax rate	25.0%	20.0%

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was 25.0% for the three months ended June 30, 2026, compared with 20.0% for the three months ended June 30, 2025. The year-over-year increase was primarily driven by the $46 million non-deductible impairment charge on Riello and a $10 million increase in tax expense associated with a higher German effective tax rate during the three months ended June 30, 2026. The three months ended June 30, 2025, included a state tax benefit of $6 million related to the utilization of a capital loss and a tax benefit of $6 million from the conclusion of the UTC 2020 U.S. Internal Revenue Service ("IRS") tax audit.

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

	Three Months Ended June 30,
(In millions)	2026	2025
Reconciliation to Adjusted operating profit
Operating profit	$825	$903

Restructuring costs	8	47
Amortization of acquired intangible assets	213	214
Acquisition/divestiture-related costs	8	6
Riello impairment	46	—
CCR gain	—	(7)
Other	(5)	3
Adjusted operating profit	$1,095	$1,166

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

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

The following represents our consolidated net sales and operating results:

	Six Months Ended June 30,
(In millions)	2026	2025	Period Change	% Change
Net sales	$11,692	$11,331	$361	3%
Cost of products and services sold	(8,720)	(8,117)	(603)	7%
Gross margin	2,972	3,214	(242)	(8)%
Operating expenses	(1,889)	(1,682)	(207)	12%
Operating profit	1,083	1,532	(449)	(29)%
Non-operating income (expense), net	(193)	(172)	(21)	12%
Earnings (loss) before income taxes	890	1,360	(470)	(35)%
Income tax expense	(84)	(273)	189	(69)%
Earnings (loss) from continuing operations	806	1,087	(281)	(26)%
Discontinued operations, net of income taxes	—	(17)	17	(100)%
Net earnings (loss)	806	1,070	(264)	(25)%
Less: Non-controlling interest in subsidiaries' earnings from operations	67	67	—	—%
Net earnings (loss) attributable to common shareowners	$739	$1,003	$(264)	(26)%

Net Sales

For the six months ended June 30, 2026, Net sales were $11.7 billion, a 3% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Six Months Ended June 30,
Organic	1%
Foreign currency translation	2%
Total % change	3%

Organic sales for the six months ended June 30, 2026, increased by 1% compared with the same period of 2025. The organic increase was primarily due to improved end-market demand across our Climate Solutions Americas, Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments. In addition, continued end-market demand in Climate Solutions Transportation segment further benefited results. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the six months ended June 30, 2026, gross margin was $3.0 billion, an 8% decrease compared with the same period of 2025. The components were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Net sales	$11,692	$11,331
Cost of products and services sold	(8,720)	(8,117)
Gross margin	$2,972	$3,214
Percentage of net sales	25.4%	28.4%

Gross margin decreased by $242 million compared with the six months ended June 30, 2025, primarily due to higher input costs, including the impact of tariffs, and unfavorable business mix. In addition, an increase in costs associated with announced restructuring initiatives further impacted our results. These amounts were partially offset by higher volumes in certain end-markets and our continued focus on productivity initiatives. As a result, gross margin as a percentage of Net sales decreased by 300 basis points compared with the same period of 2025.

Operating Expenses

For the six months ended June 30, 2026, operating expenses, including Equity method investment net earnings, were $1.9 billion, a 12% increase compared with the same period of 2025. The components were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Selling, general and administrative	$(1,672)	$(1,542)
Research and development	(291)	(314)
Equity method investment net earnings	89	122
Other income (expense), net	(15)	52
Total operating expenses	$(1,889)	$(1,682)
Percentage of net sales	16.2%	14.8%

For the six months ended June 30, 2026, Selling, general and administrative expenses were $1.7 billion, an 8% increase compared with the same period of 2025. The increase primarily relates to an increase in costs associated with announced restructuring initiatives. In addition, higher compensation, commission and employee-related costs further impacted our results. These costs were partially offset by lower consulting and other managed expenses.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the six months ended June 30, 2026, Equity method investment net earnings were $89 million, a 27% decrease compared with the same period of 2025. The decrease was primarily driven by lower earnings in joint ventures within Climate Solutions Americas.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the six months ended June 30, 2026, our Climate Solutions Europe segment recorded a $46 million impairment on its Riello business. During the six months ended June 30, 2025, we finalized working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

Non-Operating Income (Expense), net

For the six months ended June 30, 2026, Non-operating income (expense), net was $193 million, a 12% increase compared with the same period of 2025. The components were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Non-service pension benefit (expense)	$2	$1

Interest expense	$(237)	$(227)
Interest income	42	54
Interest (expense) income, net	$(195)	$(173)

Non-operating income (expense), net	$(193)	$(172)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the six months ended June 30, 2026, Interest expense was $237 million, a 4% increase compared with the same period of 2025. The increase is a result of commercial paper borrowings outstanding during the six months ended June 30, 2026.

Income Taxes

	Six Months Ended June 30,
	2026	2025
Effective tax rate	9.4%	20.1%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the six months ended June 30, 2026, was 9.4% compared with 20.1% for the six months ended June 30, 2025. The year-over-year decrease was primarily driven by a net $99 million tax benefit from the partial release of a valuation allowance associated with our operations in a Swiss subsidiary and a favorable settlement of $18 million related to a state income tax audit during the six months ended June 30, 2026. These benefits were partially offset by the $46 million non-deductible impairment charge on Riello and a $10 million increase in tax expense associated with a higher German effective tax rate. The six months ended June 30, 2025, included a $12 million tax benefit generated by the purchase of investment tax credits from a third-party, a state tax benefit of $6 million related to the utilization of a capital loss, and a tax benefit of $6 million from the conclusion of the UTC 2020 U.S. Internal Revenue Service ("IRS") tax audit.

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

	Six Months Ended June 30,
(In millions)	2026	2025
Reconciliation to Adjusted operating profit
Operating profit	$1,083	$1,532

Restructuring costs	116	55
Amortization of acquired intangible assets	426	415
Acquisition/divestiture-related costs	18	11
Riello impairment	46	—
CCR gain	—	(7)
Other	—	8
Adjusted operating profit	$1,689	$2,014

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

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Climate Solutions Americas	$3,372	$3,252	$823	$879	24.4%	27.0%
Climate Solutions Europe	1,324	1,253	95	99	7.2%	7.9%
Climate Solutions Asia Pacific, Middle East & Africa	917	882	108	135	11.8%	15.3%
Climate Solutions Transportation	738	726	118	128	16.0%	17.6%
Total segment	$6,351	$6,113	$1,144	$1,241	18.0%	20.3%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Segment operating profit	$1,144	$1,241
Corporate and other	(49)	(75)
Adjusted operating profit	$1,095	$1,166

Climate Solutions Americas

For the three months ended June 30, 2026, Net sales were $3.4 billion, a 4% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	4%
Foreign currency translation	—%
Total % change in Net sales	4%

The organic increase in Net sales of 4% was driven by volume growth within certain end-markets compared with the prior year. Growth in our residential business (up 9%) was primarily driven by improvements in end-market demand and pricing. In addition, higher volume in our light commercial business (up 10%) further benefited segment results. These results were partially offset by volume reductions in our commercial business (down 6%) driven by timing of customer deliveries offset by improved price.

For the three months ended June 30, 2026, Segment operating profit was $823 million, a 6% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(10)%
Foreign currency translation	1%
Other	3%
Total % change in Segment operating profit	(6)%

The segment operational profit decrease of 10% was primarily attributable to higher input costs, including the impact of tariffs, and unfavorable product mix compared with the prior year. In addition, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These amounts were partially offset by favorable productivity initiatives, improved price and higher volumes in certain end-markets. Amounts reported in other represent adjustments related to the timing and classification of amounts recognized in operating profit.

Climate Solutions Europe

For the three months ended June 30, 2026, Net sales were $1.3 billion, a 6% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	3%
Foreign currency translation	3%
Total % change in Net sales	6%

The organic increase in Net sales of 3% was a result of mixed demand across end-markets compared with the prior year. Results in our residential and light commercial business increased (up 7%) as a result of higher volumes across the region partially offset by pricing promotions. Results in our commercial business decreased (down 6%) due to lower volumes across the region.

For the three months ended June 30, 2026, Segment operating profit was $95 million, a 4% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(7)%
Foreign currency translation	3%
Total % change in Segment operating profit	(4)%

The segment operational profit decrease of 7% was primarily attributable to product mix in certain end-markets compared with the prior year. In addition, price promotions and higher selling, general and administrative expenses further impacted the segment. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended June 30, 2026, Net sales were $917 million, a 4% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	4%
Foreign currency translation	—%
Total % change in Net sales	4%

The organic increase in Net sales of 4% was driven by volume improvements within certain end-markets compared with the prior year. Results in China decreased (down 14%) as end-markets experienced economic challenges impacting both demand and price. These results were more than offset by ongoing end-market demand and improved price in the region's remaining geographies.

For the three months ended June 30, 2026, Segment operating profit was $108 million, a 20% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(36)%
Foreign currency translation	(1)%
Other	17%
Total % change in Segment operating profit	(20)%

The segment operational profit decrease of 36% was primarily attributable to unfavorable product mix and volume reductions in certain end-markets compared with the prior year. In addition, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These reductions were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other represent a gain on sale of land.

Climate Solutions Transportation

For the three months ended June 30, 2026, Net sales were $738 million, a 2% increase compared to the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	—%
Foreign currency translation	2%
Total % change in Net sales	2%

Organic Net sales were flat primarily driven by mixed end-market demand compared with the prior year. Container results increased (up 39%) due to ongoing end-market demand. These results were partially offset by lower volume in our global truck and trailer business (down 13%) primarily due to reduced end-market demand in North America and Europe partially offset by improvements in Asia.

For the three months ended June 30, 2026, Segment operating profit was $118 million, an 8% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(10)%
Foreign currency translation	2%
Total % change in Segment operating profit	(8)%

The segment operational profit decrease of 10% was primarily driven by unfavorable product mix and lower volumes in certain end-markets compared with the prior year. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Climate Solutions Americas	$5,873	$5,824	$1,196	$1,449	20.4%	24.9%
Climate Solutions Europe	2,617	2,422	184	204	7.0%	8.4%
Climate Solutions Asia Pacific, Middle East & Africa	1,751	1,708	189	256	10.8%	15.0%
Climate Solutions Transportation	1,451	1,377	219	225	15.1%	16.3%
Total segment	$11,692	$11,331	$1,788	$2,134	15.3%	18.8%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Segment operating profit	$1,788	$2,134
Corporate and other	(99)	(120)
Adjusted operating profit	$1,689	$2,014

Climate Solutions Americas

For the six months ended June 30, 2026, Net sales were $5.9 billion, a 1% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	1%
Foreign currency translation	—%
Total % change in Net sales	1%

The organic increase in Net sales of 1% was driven by volume growth within certain end-markets compared with the prior year. Higher volume in our light commercial business (up 9%) was primarily driven by ongoing end-market demand. Results in our residential business (flat) was primarily driven by reduced end-market demand offset by product mix. These results were partially offset by our commercial business (down 2%) primarily driven by lower end-market demand.

For the six months ended June 30, 2026, Segment operating profit was $1,196 million, a 17% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(20)%
Foreign currency translation	1%
Other	2%
Total % change in Operating profit	(17)%

The segment operational profit decrease of 20% was primarily attributable to higher input costs, including the impact of tariffs, and unfavorable product mix compared with the prior year. In addition, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other represent adjustments related to the timing and classification of amounts recognized in operating profit.

Climate Solutions Europe

For the six months ended June 30, 2026, Net sales were $2.6 billion, an 8% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	1%
Foreign currency translation	7%
Total % change in Net sales	8%

The organic increase in Net sales of 1% was driven by mixed demand across end-markets compared with the prior year. Results in our residential and light commercial business increased (up 4%) as a result of higher volumes across the region offset by pricing promotions. Results in our commercial business decreased (down 6%) due to lower volumes across the region.

For the six months ended June 30, 2026, Segment operating profit was $184 million, a 10% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(18)%
Foreign currency translation	7%
Other	1%
Total % change in Operating profit	(10)%

The segment operational profit decrease of 18% was primarily attributable to unfavorable product mix in certain end-markets compared with the prior year. In addition, price promotions, higher selling, general and administrative expenses as well as higher warranty-related expenses further impacted the segment. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other represent the benefit of a legal reserve no longer required.

Climate Solutions Asia Pacific, Middle East & Africa

For the six months ended June 30, 2026, Net sales were $1.8 billion, a 3% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	1%
Foreign currency translation	1%
Acquisitions and divestitures, net	1%
Total % change in Net sales	3%

The organic increase in Net sales of 1% was driven by volume improvements within certain end-markets compared with the prior year. Results in China decreased (down 13%) as end-markets experienced economic challenges impacting both demand and price. These results were more than offset by ongoing end-market demand and improved price in the region's remaining geographies.

For the six months ended June 30, 2026, Segment operating profit was $189 million, a 26% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(36)%
Foreign currency translation	1%
Other	9%
Total % change in Operating profit	(26)%

The segment operational profit decrease of 36% was primarily attributable to unfavorable product mix and volume reductions within certain end-markets compared with the prior year. In addition, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These reductions were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other represent a gain on sale of land.

Climate Solutions Transportation

For the six months ended June 30, 2026, Net sales were $1,451 million, a 5% increase compared to the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	2%
Foreign currency translation	3%
Total % change in Net sales	5%

The organic increase in Net sales of 2% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 39%) due to ongoing end-market demand. These results were partially offset by lower volume in our global truck and trailer business (down 10%) primarily due to reduced end-market demand across all regions.

For the six months ended June 30, 2026, Segment operating profit was $219 million, a 3% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(6)%
Foreign currency translation	4%
Acquisitions and divestitures, net	(1)%
Total % change in Operating profit	(3)%

The segment operational profit decrease of 6% was primarily driven by unfavorable product mix and lower volumes in certain end-markets compared with the prior year. In addition, higher selling, general and administrative costs further impacted the segment. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets.

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

As of June 30, 2026, we had cash and cash equivalents of $1.3 billion, of which approximately 95% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of June 30, 2026 and December 31, 2025, the amount of such restricted cash was approximately $3 million and $2 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,344	$1,555
Total debt	11,952	11,833
Total equity	13,472	14,128

Net debt (total debt less cash and cash equivalents)	10,608	10,278
Total capitalization (total debt plus total equity)	25,424	25,961
Net capitalization (total debt plus total equity less cash and cash equivalents)	24,080	24,406
Total debt to total capitalization	47%	46%
Net debt to net capitalization	44%	42%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit facility with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of June 30, 2026, we had $685 million and zero borrowings outstanding under our commercial paper program and our Revolving Credit Facility, respectively.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2027 and 2054. Interest payments related to long-term notes are expected to approximate $405 million per year, reflecting an approximate weighted-average interest rate of 3.65%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2026, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P-2	Positive

Planned Divestitures

On December 16, 2025, we entered into a purchase agreement to sell our Riello business with expected gross proceeds of approximately $430 million. The sale was completed on July 1, 2026.

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

During the six months ended June 30, 2026, we repurchased 12.0 million shares of common stock for an aggregate purchase price of $748 million. As a result, we had approximately $4.6 billion remaining under the current authorization at June 30, 2026.

Dividends

We paid dividends on common stock during the six months ended June 30, 2026, totaling $400 million. In June 2026, the Board of Directors declared a dividend of $0.24 per share of common stock payable on August 10, 2026, to shareowners of record at the close of business on July 21, 2026.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash flows provided by (used in):
Continuing operating activities	$953	$752
Continuing investing activities	(235)	(113)
Continuing financing activities	(901)	(3,294)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by favorable changes in working capital balances partially offset by lower net earnings compared with the prior period.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the six months ended June 30, 2026, net cash used in continuing investing activities was $235 million. The primary driver of the outflow related to $211 million of capital expenditures. During the six months ended June 30, 2025, net cash used in continuing investing activities was $113 million. The primary driver of the outflow related to $144 million of capital expenditures which was partially offset by $87 million of cash inflow related to settlement of derivatives.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the six months ended June 30, 2026, net cash used in continuing financing activities was $901 million. The primary driver of the outflow was related to repurchases of our common stock totaling $745 million. In addition, we paid $400 million in dividends to our common shareowners. These outflows were partially offset by short-term borrowings of $361 million. During the six months ended June 30, 2025, net cash used in continuing financing activities was $3.3 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $1.6 billion. In addition, we made long-term debt repayments of $1.2 billion and the payment of $390 million in dividends to our common shareowners.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and six months ended June 30, 2026. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2025 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer ("CEO"), the Executive Vice President, Chief Financial & Strategy Officer ("CFO") and the Vice President, Controller & Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended June 30, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2026
April 1 - April 30	2,382	$60.52	2,382	$4,881
May 1 - May 31	3,915	$64.11	3,915	$4,630
June 1 - June 30	643	$72.00	643	$4,584
Total	6,940	$63.61	6,940

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

Item 5. Other Information

Security Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

The Company identified two transactions between Viessmann Ges.m.b.H (“Viessmann Sub”), a subsidiary acquired in January 2024, and the Embassy of Iran in Austria (the “Embassy”) that occurred after the acquisition. In each instance, Viessmann Sub provided maintenance services to the Embassy pursuant to a maintenance contract entered into with a local Austrian distributor prior to the acquisition. The aggregate value of the services was approximately $1,600 based on current exchange rates, and the net profit attributable to these transactions was approximately $500. Viessmann Sub will not engage in any future transactions with the Embassy.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20260630.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20260630.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20260630_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20260630_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20260630_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20260630_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed or furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	July 28, 2026	by:	/s/PATRICK GORIS
Patrick Goris
Executive Vice President, Chief Financial & Strategy Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	July 28, 2026	by:	/s/BERIL YILDIZ
Beril Yildiz
Vice President, Controller & Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)