Form 10-Q
period 2026-09-30
CARRIER GLOBAL Corp
filed 2026-10-29
CIK 1783180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2026, there were 818,160,206 shares of Common Stock outstanding.

CARRIER GLOBAL CORPORATION
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2026

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales
Product sales	$5,585	$4,906	$15,886	$15,035
Service sales	678	673	2,069	1,875
Total Net sales	6,263	5,579	17,955	16,910
Costs and expenses
Cost of products sold	(4,083)	(3,656)	(11,755)	(10,881)
Cost of services sold	(497)	(474)	(1,545)	(1,366)
Research and development	(154)	(151)	(445)	(465)
Selling, general and administrative	(758)	(803)	(2,430)	(2,345)
Total Costs and expenses	(5,492)	(5,084)	(16,175)	(15,057)
Goodwill impairment	(3,100)	—	(3,100)	—
Equity method investment net earnings	57	60	146	182
Other income (expense), net	(1)	(16)	(16)	36
Operating profit (loss)	(2,273)	539	(1,190)	2,071
Non-service pension benefit (expense)	3	(9)	5	(8)
Interest (expense) income, net	(93)	(97)	(288)	(270)
Earnings (loss) before income taxes	(2,363)	433	(1,473)	1,793
Income tax (expense) benefit	(177)	1	(261)	(272)
Earnings (loss) from continuing operations	(2,540)	434	(1,734)	1,521
Discontinued operations, net of tax	—	21	—	4
Net earnings (loss)	(2,540)	455	(1,734)	1,525
Less: Non-controlling interest in subsidiaries'	53	27	120	94
Net earnings (loss) attributable to common shareowners	$(2,593)	$428	$(1,854)	$1,431
Amounts attributable to common shareowners:
Continuing operations	$(2,593)	$407	$(1,854)	$1,427
Discontinued operations	—	21	—	4
Net earnings (loss) attributable to common shareowners	$(2,593)	$428	$(1,854)	$1,431
Earnings (loss) per share
Basic:
Continuing operations	$(3.16)	$0.48	$(2.24)	$1.67
Discontinued operations	—	0.02	—	—
Net earnings (loss)	$(3.16)	$0.50	$(2.24)	$1.67
Diluted:
Continuing operations	$(3.16)	$0.47	$(2.24)	$1.64
Discontinued operations	—	0.03	—	0.01
Net earnings (loss)	$(3.16)	$0.50	$(2.24)	$1.65
Weighted-average number of shares outstanding
Basic	821.8	848.8	828.3	856.8
Diluted	821.8	858.6	828.3	867.7
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net earnings (loss)	$(2,540)	$455	$(1,734)	$1,525
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during period	(101)	47	(369)	1,751
Pension and post-retirement benefit plan adjustments	—	3	2	(2)
Amortization of unrealized cash flow hedging gain (loss)	(1)	(1)	(3)	(4)
Other comprehensive income (loss), net of tax	(102)	49	(370)	1,745
Comprehensive income (loss)	(2,642)	504	(2,104)	3,270
Less: Comprehensive income (loss) attributable to non-controlling interest	53	28	120	98
Comprehensive income (loss) attributable to common shareowners	$(2,695)	$476	$(2,224)	$3,172
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of
(In millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,354	$1,555
Accounts receivable, net	3,499	2,639
Inventories, net	2,842	2,483
Assets held for sale	—	592
Other current assets	1,187	1,264
Total current assets	8,882	8,533
Future income tax benefits	1,190	1,074
Fixed assets, net	3,153	3,165
Operating lease right-of-use assets	532	546
Intangible assets, net	5,536	6,326
Goodwill	12,209	15,501
Pension and post-retirement assets	65	56
Equity method investments	1,390	1,321
Other assets	637	668
Total Assets	$33,594	$37,190
Liabilities and Equity
Accounts payable	$3,269	$2,702
Accrued liabilities	4,155	3,774
Liabilities held for sale	—	170
Short-term borrowings and current portion of long-term debt	1,482	468
Total current liabilities	8,906	7,114
Long-term debt	9,992	11,365
Future pension and post-retirement obligations	184	192
Future income tax obligations	1,584	1,833
Operating lease liabilities	402	418
Other long-term liabilities	2,105	2,140
Total Liabilities	23,173	23,062
Commitments and contingent liabilities (Note 18)
Equity
Common stock	10	10
Treasury stock	(7,953)	(6,795)
Additional paid-in capital	8,694	8,665
Retained earnings	9,942	12,193
Accumulated other comprehensive income (loss)	(639)	(269)
Non-controlling interest	367	324
Total Equity	10,421	14,128
Total Liabilities and Equity	$33,594	$37,190
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(In millions)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total Equity
Balance as of December 31, 2025	$(269)	$10	$(6,795)	$8,665	$12,193	$324	$14,128
Net earnings (loss)	—	—	—	—	238	27	265
Other comprehensive income (loss), net of tax	(291)	—	—	—	—	(1)	(292)
Shares issued under incentive plans, net	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	20	—	—	20
Dividends attributable to non-controlling interest	—	—	—	—	—	(1)	(1)
Treasury stock repurchase	—	—	(309)	—	—	—	(309)
Balance as of March 31, 2026	$(560)	$10	$(7,104)	$8,675	$12,431	$349	$13,801
Net earnings (loss)	—	—	—	—	501	40	541
Other comprehensive income (loss), net of tax	23	—	—	—	—	1	24
Dividends declared on common stock (1)	—	—	—	—	(396)	—	(396)
Shares issued under incentive plans, net	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Dividends attributable to non-controlling interest	—	—	—	—	—	(65)	(65)
Treasury stock repurchase	—	—	(446)	—	—	—	(446)
Balance as of June 30, 2026	$(537)	$10	$(7,550)	$8,688	$12,536	$325	$13,472
Net earnings (loss)	—	—	—	—	(2,593)	53	(2,540)
Other comprehensive income (loss), net of tax	(102)	—	—	—	—	—	(102)
Dividends declared on common stock	—	—	—	—	(1)	—	(1)
Shares issued under incentive plans, net	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	7	—	—	7
Dividends attributable to non-controlling interest	—	—	—	—	—	(11)	(11)
Treasury stock repurchase	—	—	(403)	—	—	—	(403)
Balance as of September 30, 2026	$(639)	$10	$(7,953)	$8,694	$9,942	$367	$10,421

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

CARRIER GLOBAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating Activities
Net earnings (loss)	$(1,734)	$1,525
Discontinued operations, net of tax	—	(4)
Adjustments for non-cash items, net:
Depreciation and amortization	953	945
Deferred income tax provision	(347)	(316)
Stock-based compensation costs	40	55
Equity method investment net earnings	(146)	(182)
(Gain) loss on sale of investments and impairments, net	45	(17)
Goodwill impairment	3,100	—
Changes in operating assets and liabilities
Accounts receivable, net	(971)	(490)
Inventories, net	(403)	(528)
Accounts payable and accrued liabilities	906	170
Distributions from equity method investments	67	105
Other operating activities, net	195	(187)
Net cash flows provided by (used in) continuing operating activities	1,705	1,076
Net cash flows provided by (used in) discontinued operating activities	114	397
Net cash flows provided by (used in) operating activities	1,819	1,473
Investing Activities
Capital expenditures	(350)	(261)
Investment in businesses, net of cash acquired	(118)	(92)
Dispositions of businesses	410	8
Settlement of derivative contracts, net	16	120
Other investing activities, net	28	(7)
Net cash flows provided by (used in) continuing investing activities	(14)	(232)
Net cash flows provided by (used in) discontinued investing activities	—	35
Net cash flows provided by (used in) investing activities	(14)	(197)
Financing Activities
Increase (decrease) in short-term borrowings, net	(139)	387
Issuance of long-term debt	53	32
Repayment of long-term debt	(60)	(1,209)
Repurchases of common stock	(1,144)	(2,413)
Dividends paid on common stock	(598)	(583)
Dividends paid to non-controlling interest	(76)	(81)
Other financing activities, net	(35)	(18)
Net cash flows provided by (used in) continuing financing activities	(1,999)	(3,885)
Net cash flows provided by (used in) discontinued financing activities	—	—
Net cash flows provided by (used in) financing activities	(1,999)	(3,885)
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	63
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified in current assets held for sale	(201)	(2,546)
Less: Change in cash balances classified as assets held for sale	(25)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(176)	(2,546)
Cash, cash equivalents and restricted cash, beginning of period	1,557	3,972
Cash, cash equivalents and restricted cash, end of period	1,381	1,426
Less: restricted cash	27	3
Cash and cash equivalents, end of period	$1,354	$1,423
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

Sale of Riello Business

On December 16, 2025, the Company entered into a stock purchase agreement to sell its Riello business ("Riello") to Ariston Group. As a result, the assets and liabilities of Riello are presented as held for sale on the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2025, and recorded at the lower of their carrying value or fair value less estimated cost to sell. The sale of Riello was completed on July 1, 2026. See Note 15 - Divestitures for additional information.

Discontinued Operations

During 2024, the Company exited its Fire & Security segment in multiple transactions that represented a single disposal plan to separately divest multiple businesses over different reporting periods. As a result, the components of the Fire & Security segment in aggregate met the criteria to be presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Statement of Cash Flows. Amounts reported as discontinued operations relate to retained obligations from these business divestitures.

Separation from United Technologies

On April 3, 2020 (the "Distribution Date"), United Technologies Corporation ("UTC"), since renamed RTX Corporation ("Raytheon Technologies Corporation" or "RTX"), completed the spin-off of Carrier into an independent, publicly traded company (the "Separation") through a pro-rata distribution (the "Distribution") on a one-for-one basis of all of the outstanding shares of common stock of Carrier to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date of the Distribution. In addition, the Company entered into several agreements with UTC and Otis Worldwide Corporation ("Otis") that govern various aspects of the relationship among the Company, UTC and Otis. As of September 30, 2026, only certain portions of the Tax Matters Agreement ("TMA") remain in effect.

Recently Issued and Adopted Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP other than SEC-issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs pending adoption were assessed and determined to be either not applicable or not expected to have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.

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

Inventories, net consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$719	$666
Work-in-process	289	245
Finished goods	1,834	1,572
Inventories, net	$2,842	$2,483

The Company performs periodic assessments utilizing customer demand, production requirements and historical usage rates to determine the existence of excess and obsolete inventory and records necessary provisions to reduce such inventories to the lower of cost or estimated net realizable value. Raw materials, work-in-process and finished goods are net of valuation reserves of $342 million and $337 million as of September 30, 2026 and December 31, 2025, respectively.

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

The changes in the carrying value of goodwill were as follows:

(In millions)	Climate Solutions Americas	Climate Solutions Europe	Climate Solutions Asia Pacific, Middle East & Africa	Climate Solutions Transportation	Total
Balance as of December 31, 2025	$5,075	$7,808	$1,410	$1,208	$15,501
Acquisitions	71	5	—	—	76
Impairment charges	—	(3,100)	—	—	(3,100)
Reclassified to held for sale (1)	(11)	(3)	(1)	—	(15)
Foreign currency translation	(3)	(263)	26	(13)	(253)
Balance as of September 30, 2026	$5,132	$4,447	$1,435	$1,195	$12,209
(1) See Note 15 - Divestitures for additional information.

Identifiable intangible assets are amortized over their estimated useful lives and consisted of the following:

	September 30, 2026			December 31, 2025
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,963	$(1,998)	$3,965	$6,143	$(1,573)	$4,570
Patents and trademarks	943	(232)	711	945	(191)	754
Technology and other	1,644	(784)	860	1,692	(690)	1,002
Total intangible assets	$8,550	$(3,014)	$5,536	$8,780	$(2,454)	$6,326

Amortization of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Amortization expense of Intangible assets	$213	$228	$648	$657

Annual Impairment Testing

The Company tested its goodwill for impairment on July 1 as part of its annual assessment. For each test except the Climate Solutions Europe reporting unit, the Company qualitatively assessed all relevant events or circumstances that could impact the estimate of fair value and determined it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying amount. For the remaining test, the Company's Climate Solutions Europe reporting unit, the Company performed a quantitative goodwill impairment test to determine if any impairment existed. Based on the results of the quantitative test, the carrying amount of the Climate Solutions Europe reporting unit exceeded its estimated fair value. As a result, a goodwill impairment charge of $3.1 billion was recorded in the third quarter of 2026 and is included in Goodwill impairment on the accompanying Unaudited Condensed Consolidated Statement of Operations.

The impairment was primarily driven by a reduction in projected operating results for the Climate Solutions Europe reporting unit, weaker market demand, driven in part by government policies and subsidies, a change in the pace of transition from boilers to heat pumps, an increase in interest rates and other challenging macroeconomic conditions. The resulting reductions in projected revenue and profitability, together with a longer expected recovery period and an increase in the discount rate, adversely affected the estimated fair value of the reporting unit. The Company estimated the fair value of the Climate Solutions Europe reporting unit using a discounted cash flow method under the income approach. Key assumptions used in estimating cash flows included the revenue growth rate, earnings before interest and income taxes margins, discount rate and long-term growth rates, among others, and explicitly addressed factors such as timing, growth and margins with due consideration given to forecasting, market and geographic risk. The determination of the fair value of the Climate Solutions Europe reporting unit requires significant judgment and estimates that are believed to be reasonable under the circumstances. These estimates are subject to uncertainty and changes in assumptions could result in a material change in the estimated fair value of the reporting unit.

The events and circumstances giving rise to the goodwill impairment also prompted the Company to assess the recoverability of long-lived assets, including identifiable intangible assets, within the Climate Solutions Europe reporting unit. The assessment indicated that the carrying amounts of these assets were recoverable and no impairment charge was recognized.

NOTE 5: BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current portion of long-term debt consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Commercial paper	$185	$325
Short-term borrowings	37	35
Current portion of long-term debt	1,260	108
Short-term borrowings and current portion of long-term debt	$1,482	$468

Commercial Paper Program

The Company has a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program, which can be used for general corporate purposes including the funding of working capital and potential acquisitions. At September 30, 2026, the Company had $185 million outstanding under its commercial paper facilities with a weighted average interest rate of 4.13%.

Long-term debt consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
2.493% Notes due 2027 (1)	$900	$900
4.125% Notes due 2028	854	883
2.722% Notes due 2030	2,000	2,000
2.700% Notes due 2031	750	750
4.500% Notes due 2032	968	1,001
5.900% Notes due 2034	875	875
3.625% Notes due 2037	854	883
3.377% Notes due 2040	1,500	1,500
3.577% Notes due 2050	1,400	1,400
6.200% Notes due 2054	650	650
Total long-term notes	10,751	10,842
Japanese Term Loan Facility (2)	343	345
Other debt (including project financing obligations and finance leases)	229	364
Discounts and debt issuance costs	(71)	(78)
Total long-term debt	11,252	11,473
Less: current portion of long-term debt	1,260	108
Long-term debt, net of current portion	$9,992	$11,365
(1) 2.493% Notes due February 15, 2027; reclassified to Current portion of long-term debt.
(2) Japanese Term Loan Facility due July 25, 2027, reclassified to Current portion of long-term debt.

Revolving Credit Facility

The Company maintains a $2.5 billion unsecured, unsubordinated revolving credit facility that matures in December 2029 (the "Revolving Credit Facility"). The Revolving Credit Facility supports the Company's commercial paper program and can be used for other general corporate purposes. Borrowings are available in U.S. Dollars and Euros. U.S. Dollar borrowings bear interest at either a Term SOFR Rate plus 0.10% and a ratings-based margin or, alternatively, at an alternate base rate plus a ratings-based margin. Euro borrowings bear interest at an adjusted EURIBOR rate plus a ratings-based margin. A ratings-based commitment fee is charged on unused commitments. As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility.

Project Financing Arrangements

The Company was involved in long-term construction contracts in which it arranged project financing with certain customers. As a result, the Company issued $33 million and $22 million of debt during the nine months ended September 30, 2026 and 2025, respectively. Long-term debt repayments associated with these financing arrangements during the nine months ended September 30, 2026 and 2025, were $53 million and zero, respectively. Project financing obligations were derecognized in connection with a business divestiture completed during the third quarter of 2026.

Debt Covenants

The Revolving Credit Facility, the indenture for the long-term notes and the five-year, JPY 54 billion senior unsecured term loan facility ("Japanese Term Loan Facility") contain affirmative and negative covenants customary for financings of these types, which, among other things, limit the Company's ability to incur certain liens, to make certain fundamental changes and to enter into sale and leaseback transactions. As of September 30, 2026, the Company was in compliance with the covenants under the agreements governing its outstanding indebtedness.

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

The Company enters into external cross currency swaps in order to manage foreign currency translation risk on assets denominated in a functional currency other than the U.S. Dollar. The swaps have an aggregate notional amount of $3.7 billion and are measured at fair value on a recurring basis using observable market inputs, such as forward, discount and interest rates. The Company designates the cross currency swaps as a partial hedge of its investment in certain subsidiaries whose functional currency is not the U.S. Dollar. As a result, changes in the fair value of the swaps are recorded in Equity in the Unaudited Condensed Consolidated Balance Sheet.

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

The following tables provide the valuation hierarchy classification of assets and liabilities that are recorded at fair value and measured on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheet:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2026
Derivative assets (1)	$133	$—	$133	$—
Derivative liabilities (2)	$(171)	$—	$(171)	$—

December 31, 2025
Derivative assets (1)	$129	$—	$129	$—
Derivative liabilities (2)	$(166)	$—	$(166)	$—
(1) Included in Other current assets and Other assets on the accompanying Unaudited Condensed Consolidated Balance Sheet.
(2) Included in Accrued liabilities and Other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet.

The following table provides the carrying values and fair values of the Company's long-term notes that are not recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheet:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Total long-term notes (1)	$10,751	$9,517	$10,842	$10,167
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

Contributions to the plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Defined benefit plans	$5	$13	$16	$33
Defined contribution plans	$28	$28	$90	$91
Multi-employer pension plans	$4	$4	$12	$11

The components of net periodic pension expense (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Service cost	$2	$3	$8	$10
Interest cost	5	7	19	21
Expected return on plan assets	(8)	(9)	(25)	(25)
Amortization of prior service cost	—	1	—	1
Recognized actuarial net (gain) loss	1	—	2	1
Net settlement, curtailment and special termination benefit (gain) loss	(1)	10	(1)	10
Net periodic pension expense (benefit)	$(1)	$12	$3	$18

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

Stock-based compensation cost by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Equity compensation costs - equity settled	$7	$11	$40	$55
Equity compensation costs - cash settled (1)	(1)	(2)	1	(1)
Total stock-based compensation expense	$6	$9	$41	$54
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

The changes in the carrying value of warranty-related provisions are as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Balance as of January 1,	$893	$786
Warranties, performance guarantees issued and changes in estimated liability	290	272
Settlements made	(221)	(218)
Acquisitions	2	1
Other (1)	(8)	29
Balance as of September 30,	$956	$870
(1) The changes within Other include foreign currency translation activity.

NOTE 10: EQUITY

The authorized number of shares of common stock of Carrier is 4,000,000,000 shares of $0.01 par value. As of September 30, 2026 and December 31, 2025, 952,020,058 and 950,633,287 shares of common stock were issued, respectively, which includes 133,350,097 and 114,891,176 shares of treasury stock, respectively.

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

During the nine months ended September 30, 2026, the Company repurchased 18.5 million shares of common stock for an aggregate purchase price of $1.1 billion. As a result, the Company had approximately $4.2 billion remaining under the current authorization at September 30, 2026.

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026, is as follows:

(In millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$(225)	$(93)	$49	$(269)
Other comprehensive income (loss) before reclassifications, net	(291)	—	—	(291)
Amounts reclassified, pre-tax	—	1	(1)	—
Balance as of March 31, 2026	$(516)	$(92)	$48	$(560)
Other comprehensive income (loss) before reclassifications, net	23	1	—	24
Amounts reclassified, pre-tax	—	—	(1)	(1)
Balance as of June 30, 2026	$(493)	$(91)	$47	$(537)
Other comprehensive income (loss) before reclassifications, net	(101)	(1)	—	(102)
Amounts reclassified, pre-tax	—	1	(1)	—
Balance as of September 30, 2026	$(594)	$(91)	$46	$(639)

A summary of changes in the components of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025, is as follows:

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

External segment sales disaggregated by product and service are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Sales Type
Product	$3,065	$2,393	$8,334	$7,682
Service	289	318	893	853
Climate Solutions Americas sales	3,354	2,711	9,227	8,535

Product	1,198	1,168	3,539	3,376
Service	137	122	413	336
Climate Solutions Europe sales	1,335	1,290	3,952	3,712

Product	653	659	2,007	2,016
Service	195	174	592	525
Climate Solutions Asia Pacific, Middle East & Africa sales	848	833	2,599	2,541

Product	669	686	2,006	1,961
Service	57	59	171	161
Climate Solutions Transportation sales	726	745	2,177	2,122

Net sales	$6,263	$5,579	$17,955	$16,910

Contract Balances

Total contract assets and contract liabilities consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Contract assets (included within Other current assets)	$488	$499
Contract assets, non-current (included within Other assets)	16	83
Total contract assets	504	582

Contract liabilities (included within Accrued liabilities)	(901)	(691)
Contract liabilities, non-current (included within Other long-term liabilities)	(217)	(203)
Total contract liabilities	(1,118)	(894)
Net contract assets (liabilities)	$(614)	$(312)

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

The Company recognized revenue of $519 million during the nine months ended September 30, 2026, that related to contract liabilities as of January 1, 2026. The Company expects a majority of its current contract liabilities at the end of the period to be recognized as revenue in the next 12 months.

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

The Company recorded net pre-tax restructuring costs for new and ongoing restructuring initiatives as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Climate Solutions Americas	$2	$8	$5	$12
Climate Solutions Europe	30	22	119	48
Climate Solutions Asia Pacific, Middle East & Africa	12	6	19	14
Climate Solutions Transportation	—	3	4	5
Total Segment	44	39	147	79
Corporate and other	1	11	14	26
Total restructuring costs (1)	$45	$50	$161	$105

Cost of sales	$8	$11	$53	$22
Selling, general and administrative	37	39	108	83
Total restructuring costs (1)	$45	$50	$161	$105
(1) Restructuring costs include period-related charges.

The following table summarizes changes in the restructuring reserve, included in Accrued liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet:

	Nine Months Ended September 30,
(In millions)	2026	2025
Balance as of January 1,	$102	$69
Net pre-tax restructuring costs	142	86
Utilization, foreign exchange and other	(147)	(73)
Balance as of September 30,	$97	$82

As of September 30, 2026, the Company had $97 million accrued for costs associated with its announced restructuring initiatives. The balance relates to cost reduction efforts, primarily severance related across each of the Company's segments. The Company expects a majority of the balance to be utilized within 12 months.

NOTE 13: INCOME TAXES

The Company accounts for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts, projected results for the full year and tax items recorded discretely in the period. The effective tax rate was negative 7.5% for the three months ended September 30, 2026, compared with negative 0.2% for the three months ended September 30, 2025. The negative effective tax rate in the current period reflected income tax expense recorded on a pretax loss, primarily driven by the non-deductible $3.1 billion goodwill impairment charge related to the Climate Solutions Europe reporting unit. In addition, the three months ended September 30, 2026, included a tax charge of $12 million related to the disposition of Riello. The negative effective tax rate for the three months ended September 30, 2025, included a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate and a $49 million benefit from the re-organization of a Japanese subsidiary.

The effective tax rate for the nine months ended September 30, 2026, was negative 17.7% compared with positive 15.2% for the nine months ended September 30, 2025. The negative effective tax rate in the current period reflected income tax expense recorded on a pretax loss, primarily driven by the non-deductible $3.1 billion goodwill impairment charge related to the Climate Solutions Europe reporting unit and a $48 million non-deductible impairment charge on Riello. In addition, the nine months ended September 30, 2026, included a net $99 million tax benefit from the partial release of a valuation allowance associated with the Company's operations in a Swiss subsidiary, a favorable settlement of $18 million related to a state income tax audit, a tax charge of $12 million related to the disposition of Riello and a $10 million increase in tax expense associated with a higher German effective tax rate. The nine months ended September 30, 2025, included a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate, a $49 million benefit from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party.

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

In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. The Company believes that it is reasonably possible that a net decrease in unrecognized tax benefits of $15 million to $105 million may occur within 12 months as a result of additional uncertain tax positions, the revaluation of uncertain tax positions arising from examinations, appeals, court decisions and/or the expiration of tax statutes.

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

NOTE 14: EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing Net earnings (loss) attributable to common shareowners by the weighted-average number of shares of common stock outstanding during the period (excluding treasury stock). Diluted earnings (loss) per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings (loss) per share excludes the effect of the potential exercise of stock-based awards, including stock appreciation rights and stock options, when the effect of the potential exercise would be anti-dilutive.

The following table summarizes the weighted-average number of shares of common stock outstanding for basic and diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net earnings (loss) attributable to common shareowners	$(2,593)	$428	$(1,854)	$1,431

Basic weighted-average number of shares outstanding	821.8	848.8	828.3	856.8
Stock awards and equity units (share equivalent) (1)	—	9.8	—	10.9
Diluted weighted-average number of shares outstanding	821.8	858.6	828.3	867.7

Antidilutive shares excluded from computation of diluted earnings (loss) per share	20.7	2.0	20.7	2.0
(1) During the three and nine months ended September 30, 2026, the Company reported a net loss attributable to common shareholders. As a result, potentially dilutive shares were excluded from the computation of diluted loss per share because their inclusion would have reduced the loss per share.

NOTE 15: DIVESTITURES

On July 1, 2026, the Company completed the sale of Riello for cash proceeds of $438 million. Riello, predominantly reported in the Company's Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions—including burners, boilers, heat pumps, cooling systems and aftermarket services—for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. The Company recognized a gross loss of $48 million recorded in Other income (expense), net in the accompanying Unaudited Condensed Consolidated Statement of Operations. The gross loss included a $46 million impairment in the second quarter of 2026 and an additional $2 million loss recognized upon completion of the sale in the third quarter of 2026. The net proceeds received are subject to adjustments provided in the stock purchase agreement governing the sale of Riello.

On August 3, 2026, the Company completed the sale of its Noresco business (“Noresco”) to Opterra Energy Services, LLC, a subsidiary of LS Power Development, LLC. Noresco has historically been reported in the Company's Climate Solutions Americas segment. The Company retained certain guarantees related to the sale of Noresco. See Note 18, Commitments and Contingent Liabilities, for additional information.

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

A summary of results by reportable segment are as follows:

	Three Months Ended September 30, 2026
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$3,354	$1,335	$848	$726	$6,263
Cost of goods sold	(2,314)	(888)	(637)	(523)	(4,362)
Research and development	(83)	(23)	(16)	(16)	(138)
Selling, general and administrative	(257)	(253)	(118)	(68)	(696)
Equity method investment net earnings	40	—	22	(1)	61
Other income (expense), net	5	(3)	4	(1)	5
Segment operating profit	$745	$168	$103	$117	$1,133

	Three Months Ended September 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$2,711	$1,290	$833	$745	$5,579
Cost of goods sold	(1,837)	(888)	(630)	(541)	(3,896)
Research and development	(83)	(19)	(15)	(16)	(133)
Selling, general and administrative	(273)	(264)	(122)	(74)	(733)
Equity method investment net earnings	33	—	28	—	61
Other income (expense), net	(18)	1	3	1	(13)
Segment operating profit	$533	$120	$97	$115	$865

	Nine Months Ended September 30, 2026
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$9,227	$3,952	$2,599	$2,177	$17,955
Cost of goods sold	(6,312)	(2,727)	(1,991)	(1,578)	(12,608)
Research and development	(239)	(66)	(46)	(46)	(397)
Selling, general and administrative	(819)	(806)	(367)	(218)	(2,210)
Equity method investment net earnings	84	(2)	64	4	150
Other income (expense), net	—	1	33	(3)	31
Segment operating profit	$1,941	$352	$292	$336	$2,921

	Nine Months Ended September 30, 2025
(In millions)	CSA	CSE	CSAME	CST	Segment Total
Net sales	$8,535	$3,712	$2,541	$2,122	$16,910
Cost of goods sold	(5,598)	(2,559)	(1,893)	(1,531)	(11,581)
Research and development	(258)	(56)	(46)	(49)	(409)
Selling, general and administrative	(800)	(781)	(360)	(215)	(2,156)
Equity method investment net earnings	102	(1)	76	6	183
Other income (expense), net	1	9	35	7	52
Segment operating profit	$1,982	$324	$353	$340	$2,999

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reconciliation to Earnings (loss) before income taxes
Segment operating profit	$1,133	$865	$2,921	$2,999

Corporate and other	(42)	(42)	(141)	(162)
Restructuring costs	(45)	(50)	(161)	(105)
Amortization of acquired intangible assets	(210)	(221)	(636)	(636)
Acquisition/divestiture-related costs	(2)	(10)	(20)	(21)
Riello impairment and loss	(2)	—	(48)	—
Goodwill impairment	(3,100)	—	(3,100)	—
CCR gain	—	—	—	7
Other	(5)	(3)	(5)	(11)
Non-service pension (expense) benefit	3	(9)	5	(8)
Interest (expense) income, net	(93)	(97)	(288)	(270)
Earnings (loss) before income taxes	$(2,363)	$433	$(1,473)	$1,793

Segment operating profit is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of capital expenditures, depreciation expense, amortization expense and total assets by reportable segment are not provided to the CODM and therefore not disclosed.

Geographic external sales are attributed to the geographic regions based on their location of origin. With the exception of the United States as presented in the table below, there were no individually significant countries with sales exceeding 10% of total sales during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
United States	$3,526	$2,860	$9,718	$9,027
International:
Europe	1,593	1,560	4,723	4,481
Asia Pacific	971	961	2,987	2,883
Other	173	198	527	519
Net sales	$6,263	$5,579	$17,955	$16,910

NOTE 17: RELATED PARTIES

Equity Method Investments

The Company sells products to and purchases products from unconsolidated entities accounted for under the equity method and, therefore, these entities are considered to be related parties. Amounts attributable to equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Sales to equity method investees included in Product sales	$857	$668	$2,494	$2,293
Purchases from equity method investees included in Cost of products sold	$57	$68	$167	$172

The Company had receivables from and payables to equity method investees as follows:

(In millions)	September 30, 2026	December 31, 2025
Receivables from equity method investees included in Accounts receivable, net	$466	$220
Payables to equity method investees included in Accounts payable	$27	$40

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

The outstanding liabilities for environmental obligations are as follows:

(In millions)	September 30, 2026	December 31, 2025
Environmental reserves included in Accrued liabilities	$21	$18
Environmental reserves included in Other long-term liabilities	180	182
Total Environmental reserves	$201	$200

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

The Company's asbestos liabilities and related insurance recoveries are as follows:

(In millions)	September 30, 2026	December 31, 2025
Asbestos liabilities included in Accrued liabilities	$17	$17
Asbestos liabilities included in Other long-term liabilities	186	201
Total Asbestos liabilities	$203	$218

Asbestos-related recoveries included in Other current assets	$6	$6
Asbestos-related recoveries included in Other assets	81	86
Total Asbestos-related recoveries	$87	$92

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

Aqueous Film Forming Foam Litigation

As of September 30, 2026, the Company, Kidde-Fenwal, Inc. ("KFI") and others have been named as defendants in more than 18,000 lawsuits filed in United States state or federal courts and a single case in Canada alleging that the historic use of Aqueous Film Forming Foam ("AFFF") caused personal injuries and damage to property and water supplies. In December 2018, the U.S. Judicial Panel on Multidistrict Litigation transferred and consolidated all AFFF cases pending in the U.S. federal courts against the Company, KFI and others to the U.S. District Court for the District of South Carolina (the "MDL Proceedings"). In 2013, KFI divested the AFFF businesses to an unrelated third party. The Company acquired KFI as part of the Separation in April 2020.

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

The first of the Proposed Settlement Agreements relates to claims that the Company is responsible for liabilities arising from KFI’s manufacture or sale of AFFF (“Estate Claims Settlement”). Upon Bankruptcy Court approval, the Estate Claims Settlement will permanently resolve all present and future claims that the Company is responsible for any liabilities of KFI, including all liabilities arising from KFI’s manufacture and sale of AFFF. The second and third of the Proposed Settlement Agreements release a very substantial amount of current and future direct claims against the Company (the “Direct Claims Settlements”). Direct claims allege that UTC, which indirectly owned KFI’s AFFF business for eight years, engaged in conduct independent of KFI that caused harm to AFFF claimants. The Company agreed to indemnify UTC for these direct claims when it was spun-off from UTC. Upon approval by the MDL Court, the Direct Claims Settlements resolve and enjoin all current and future AFFF-related direct claims against the Company by participating public water providers and airports. Non-settling parties may still assert direct AFFF-related claims, although the Company expects a vast majority of public water providers and airports will participate in the Direct Claims Settlements. The process of seeking court approval for the public water provider Direct Claims Settlement began in the third quarter of 2026. On September 10, 2026, the court in the MDL Proceedings preliminarily approved the public water provider Direct Claims Settlement. The court approval process for the airport Direct Claims Settlement has not yet begun.

As part of the Proposed Settlement Agreements, the Company will pay $615 million in cash over five years, 100% of the net sale proceeds from its sale of KFI’s assets to Pacific Avenue Capital Partners, which are estimated to be $115 million, and contribute the right to recover proceeds under certain of its insurance policies. The Company will be entitled to receive up to $2.4 billion of proceeds from those insurance policies and will contribute the first $125 million of such proceeds as additional consideration in the Direct Claims Settlements. The Company also will be entitled to any earnouts payable to KFI under the KFI sale agreement. The Company expects insurance payments it receives in the future, in the aggregate, to cover the amount paid under the Proposed Settlement Agreements. As a result of the Proposed Settlement Agreements, the Company recorded a liability in the amount of $565 million during 2024. The amount recognized is in addition to liabilities of $50 million that the Company recorded upon the deconsolidation of KFI on May 14, 2023, as further discussed below. During the third quarter of 2026, the Company made a $45 million cash payment in connection with the public water provider Direct Claims Settlement, which reduced the recorded liability. As of September 30, 2026, the Company had liabilities of $67 million and $503 million included on the accompanying Unaudited Condensed Consolidated Balance Sheet within Accrued liabilities and Other long-term liabilities, respectively. In addition, the Company has not recorded any amounts associated with expected insurance proceeds.

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

On October 9, 2026, the Company moved to dismiss the lawsuits and expects briefing on the motions to extend into 2027.

At this time, the Company is unable to assess the probability of liability or to reasonably estimate a range of possible loss. There can be no assurance that any future exposure will not be material in any period.

Guarantees

The Company has outstanding guarantees associated with certain obligations of Noresco arising from contractual commitments made in connection with the business prior to its divestiture. These guarantees primarily support obligations under energy savings performance contracts and related financing arrangements and generally remain in effect until the underlying obligations are satisfied or otherwise released.

Further, Noresco and the purchaser have indemnified the Company for amounts payable under these guarantees such that the Company will only be required to make payments pursuant to the guarantees to the extent that each of Noresco and its buyer are each unable to perform. The Company believes the likelihood that it will ultimately be required to make payments is remote based on these indemnification arrangements, the historical performance of the related financing obligations and Noresco’s history of fulfilling its energy savings performance commitments. In addition, no parent guarantee has been called for payment, either before or since the divestiture. Accordingly, no liability has been recorded.

As of September 30, 2026, the maximum potential amount of future payments under these guarantees was approximately $1.0 billion. The exposure under these guarantees reduces as repayment obligations are satisfied and the remaining terms of the underlying energy savings performance commitments expire.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. We were the importer of record for certain products previously subject to IEEPA tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. During the third quarter of 2026, we recognized a benefit of $133 million related to refunds of IEEPA tariffs previously paid that we determined are probable and estimable. The benefit was recorded primarily as a reduction to Cost of products sold on the accompanying Unaudited Condensed Consolidated Statement of Operations.

On April 2, 2026, updated Section 232 tariffs applicable to steel, aluminum and copper were announced. We expect to partially mitigate the 2026 impact by leveraging similar strategies deployed during 2025 including supply chain changes, operational cost reduction and pricing actions. We will continue to monitor developments in U.S. tariff policy and assess the impact of any changes on our business and results of operations.

Recent Developments

Divestitures

On July 1, 2026, we completed the sale of our Riello business ("Riello") for cash proceeds of $438 million. Riello, predominantly reported in our Climate Solutions Europe segment, is a leading international manufacturer that designs, produces and integrates a comprehensive portfolio of thermal solutions including burners, boilers, heat pumps, cooling systems and aftermarket services for residential, commercial and industrial applications, with a strong focus on energy efficiency, innovation and a global distribution network. We recognized a gross loss on the sale of $48 million, which is recorded in Other income (expense), net on the accompanying Unaudited Condensed Consolidated Statement of Operations. The gross loss included a $46 million impairment in the second quarter of 2026 and an additional $2 million loss recognized upon completion of the sale in the third quarter of 2026. The net proceeds received are subject to working capital and other adjustments provided in the stock purchase agreement.

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

For our 2026 goodwill impairment tests, we elected to perform qualitative step zero assessments for all tests, except for our Climate Solutions Europe reporting unit, to determine if the fair values of our reporting units were below carrying value. This constitutes the entire Climate Solutions Europe segment. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which our reporting units operate and the forecasted growth of the global industrial products industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, changes in the nature of each business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry and competitive environment, changes in the composition or carrying value of net assets and any intention to sell or dispose of a reporting unit or a significant portion of a reporting unit. Based upon our qualitative analysis, we determined that our goodwill was not impaired for these reporting units.

For the remaining goodwill test, we elected to perform a quantitative test to determine if the fair value of our Climate Solutions Europe reporting unit was below carrying value. We utilized a discounted cash flow method under the income approach to estimate the fair value of the reporting unit. Key assumptions used in estimating future cash flows included the revenue growth rate, earnings before interest and income taxes margin, discount rate and long-term growth rate, among others and explicitly addressed factors such as timing, growth and margins with due consideration given to forecasting, market and geographic risk. Based on the results of the quantitative test, the carrying amount of the Climate Solutions Europe reporting unit exceeded its estimated fair value by approximately 23%. As a result, we recognized a goodwill impairment charge of $3.1 billion in the third quarter of 2026.

The impairment was primarily driven by a reduction in projected operating results for the Climate Solutions Europe reporting unit, weaker market demand, driven in part by government policies and subsidies, a change in the pace of transition from boilers to heat pumps, an increase in interest rates and other challenging macroeconomic conditions. The resulting reductions in projected revenue and profitability, together with a longer expected recovery period and an increase in the discount rate, adversely affected the estimated fair value of the reporting unit. The estimated fair value of the Climate Solutions Europe reporting unit is particularly sensitive to changes in the discount rate and projected operating results. A reasonably possible change in these assumptions could result in a material change in the estimated fair value of the reporting unit and could result in additional goodwill impairment. For example, a 50 basis point increase in the discount rate would decrease the estimated fair value by approximately $630 million, while a 1% decrease in long-term growth rate used to project operating results would decrease the estimated fair value by approximately $750 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

The following represents our consolidated net sales and operating results:

	Three Months Ended September 30,
(In millions)	2026	2025	Period Change	% Change
Net sales	$6,263	$5,579	$684	12%
Cost of products and services sold	(4,580)	(4,130)	(450)	11%
Gross margin	1,683	1,449	234	16%
Operating expenses	(3,956)	(910)	(3,046)	N.M.
Operating profit (loss)	(2,273)	539	(2,812)	N.M.
Non-operating income (expense), net	(90)	(106)	16	(15)%
Earnings (loss) before income taxes	(2,363)	433	(2,796)	N.M.
Income tax (expense) benefit	(177)	1	(178)	N.M.
Earnings (loss) from continuing operations	(2,540)	434	(2,974)	N.M.
Discontinued operations, net of income taxes	—	21	(21)	N.M.
Net earnings (loss)	(2,540)	455	(2,995)	N.M.
Less: Non-controlling interest in subsidiaries' earnings from operations	53	27	26	96%
Net earnings (loss) attributable to common shareowners	$(2,593)	$428	$(3,021)	N.M.
N.M. - Not meaningful

Net Sales

For the three months ended September 30, 2026, Net sales were $6.3 billion, a 12% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Three Months Ended September 30,
Organic	15%
Acquisitions and divestitures, net	(3)%
Total % change	12%

Organic sales for the three months ended September 30, 2026, increased by 15% compared with the same period of 2025. The organic increase was primarily due to our Climate Solutions Americas segment as end-market demand resulted in higher volumes. In addition, end-market demand in both our Climate Solutions Europe and Climate Solutions Asia Pacific, Middle East & Africa segments further benefited overall results. These results were partially offset by lower end-market demand in Climate Solutions Transportation. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the three months ended September 30, 2026, gross margin was $1.7 billion, a 16% increase compared with the same period of 2025. The components were as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
Net sales	$6,263	$5,579
Cost of products and services sold	(4,580)	(4,130)
Gross margin	$1,683	$1,449
Percentage of net sales	26.9%	26.0%

Gross margin increased by $234 million compared with the three months ended September 30, 2025, primarily due to higher volume in certain end-markets and IEEPA tariff refunds. In addition, favorable productivity initiatives further benefited results. These amounts were partially offset by higher input costs and unfavorable business mix. As a result, gross margin as a percentage of Net sales increased by 90 basis points compared with the same period of 2025.

Operating Expenses

For the three months ended September 30, 2026, operating expenses, including Equity method investment net earnings, were $4.0 billion compared with $910 million in the same period of 2025. The components were as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
Selling, general and administrative	$(758)	$(803)
Research and development	(154)	(151)
Equity method investment net earnings	57	60
Other income (expense), net	(1)	(16)
Goodwill impairment	(3,100)	—
Total operating expenses	$(3,956)	$(910)
Percentage of net sales	63.2%	16.3%

For the three months ended September 30, 2026, Selling, general and administrative expenses were $758 million, a 6% decrease compared with the same period of 2025. The decrease primarily relates to savings from ongoing cost reduction initiatives partially offset by higher investment spending and incentive compensation costs.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the three months ended September 30, 2026, Equity method investment net earnings were $57 million, a 5% decrease compared with the same period of 2025. The decrease was primarily driven by lower earnings in joint ventures within our Climate Solutions Asia Pacific, Middle East & Africa segment partially offset by higher earnings within our Climate Solutions Americas segment.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities.

Goodwill impairment reflects the charge related to our Climate Solutions Europe reporting unit and was primarily driven by lower projected operating results and an increase in the discount rate used to estimate the reporting unit's fair value.

Non-Operating Income (Expense), net

For the three months ended September 30, 2026, Non-operating income (expense), net was $90 million, a 15% decrease compared with the same period of 2025. The components were as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
Non-service pension benefit (expense)	$3	$(9)

Interest expense	$(116)	$(116)
Interest income	23	19
Interest (expense) income, net	$(93)	$(97)

Non-operating income (expense), net	$(90)	$(106)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the three months ended September 30, 2026, Interest expense was $116 million, flat compared with the same period of 2025. Results reflect consistent debt balances including commercial paper borrowings during the three months ended September 30, 2026.

Income Taxes

	Three Months Ended September 30,
	2026	2025
Effective tax rate	(7.5)%	(0.2)%

We account for income tax expense in accordance with ASC 740, Income Taxes ("ASC 740"), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was negative 7.5% for the three months ended September 30, 2026, compared with negative 0.2% for the three months ended September 30, 2025. The negative effective tax rate in the current period reflected income tax expense recorded on a pretax loss, primarily driven by the non-deductible $3.1 billion goodwill impairment charge related to the Climate Solutions Europe reporting unit. In addition, the three months ended September 30, 2026, included a tax charge of $12 million related to the disposition of Riello. The negative effective tax rate for the three months ended September 30, 2025, included a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate and a $49 million benefit from the re-organization of a Japanese subsidiary.

Adjusted Operating Profit

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial information. Adjusted operating profit is a non-GAAP measure and defined as consolidated operating profit (a GAAP measure), excluding restructuring costs, amortization of acquired intangible assets, certain significant non-cash items and other significant items of a nonoperational nature. This measure is useful to investors because it is how management assesses the operating performance of the business. A reconciliation of the amounts prepared in accordance with GAAP to the corresponding non-GAAP measure appears below and provides additional information as to the items and amounts that have been excluded from the adjusted measure.

	Three Months Ended September 30,
(In millions)	2026	2025
Reconciliation to Adjusted operating profit
Operating profit (loss)	$(2,273)	$539
Restructuring costs	45	50
Amortization of acquired intangible assets	210	221
Acquisition/divestiture-related costs	2	10
Riello impairment and loss	2	—
Goodwill impairment	3,100	—
Other	5	3
Adjusted operating profit	$1,091	$823

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

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

The following represents our consolidated net sales and operating results:

	Nine Months Ended September 30,
(In millions)	2026	2025	Period Change	% Change
Net sales	$17,955	$16,910	$1,045	6%
Cost of products and services sold	(13,300)	(12,247)	(1,053)	9%
Gross margin	4,655	4,663	(8)	—%
Operating expenses	(5,845)	(2,592)	(3,253)	N.M.
Operating profit (loss)	(1,190)	2,071	(3,261)	N.M.
Non-operating income (expense), net	(283)	(278)	(5)	2%
Earnings (loss) before income taxes	(1,473)	1,793	(3,266)	N.M.
Income tax (expense) benefit	(261)	(272)	11	(4)%
Earnings (loss) from continuing operations	(1,734)	1,521	(3,255)	N.M.
Discontinued operations, net of income taxes	—	4	(4)	N.M.
Net earnings (loss)	(1,734)	1,525	(3,259)	N.M.
Less: Non-controlling interest in subsidiaries' earnings from operations	120	94	26	28%
Net earnings (loss) attributable to common shareowners	$(1,854)	$1,431	$(3,285)	N.M.
N.M. - Not meaningful

Net Sales

For the nine months ended September 30, 2026, Net sales were $18.0 billion, a 6% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Nine Months Ended September 30,
Organic	6%
Foreign currency translation	1%
Acquisitions and divestitures, net	(1)%
Total % change	6%

Organic sales for the nine months ended September 30, 2026, increased by 6% compared with the same period of 2025. The organic increase was primarily due to improved end-market demand across all segments. Refer to "Segment Review" below for a discussion of Net sales by segment.

Gross Margin

For the nine months ended September 30, 2026, gross margin was $4.7 billion, primarily flat compared with the same period of 2025. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Net sales	$17,955	$16,910
Cost of products and services sold	(13,300)	(12,247)
Gross margin	$4,655	$4,663
Percentage of net sales	25.9%	27.6%

Gross margin was primarily flat compared with the nine months ended September 30, 2025. Gross margin as a percentage of Net sales decreased by 170 basis points compared with the same period of 2025, primarily due to higher input costs, including the impact of tariffs and unfavorable business mix which were partially offset by higher volumes in certain end-markets, IEEPA tariff refunds and our continued focus on productivity initiatives.

Operating Expenses

For the nine months ended September 30, 2026, operating expenses, including Equity method investment net earnings, were $5.8 billion, compared with $2.6 billion in the same period of 2025. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Selling, general and administrative	$(2,430)	$(2,345)
Research and development	(445)	(465)
Equity method investment net earnings	146	182
Other income (expense), net	(16)	36
Goodwill impairment	(3,100)	—
Total operating expenses	$(5,845)	$(2,592)
Percentage of net sales	32.6%	15.3%

For the nine months ended September 30, 2026, Selling, general and administrative expenses were $2.4 billion, a 4% increase compared with the same period of 2025. The increase primarily relates to an increase in incentive compensation and commissions. These costs were partially offset by savings from ongoing cost reduction initiatives and lower salaries and wages.

Research and development costs relate to new product development and new technology innovation. Due to the variable nature of program development schedules, year-over-year spending levels can fluctuate. In addition, we continue to invest to prepare for future product innovations and digital controls technologies.

Investments over which we do not exercise control, but have significant influence, are accounted for using the equity method of accounting. For the nine months ended September 30, 2026, Equity method investment net earnings were $146 million, a 20% decrease compared with the same period of 2025. The decrease was primarily driven by lower earnings in joint ventures within our Climate Solutions Americas and Climate Solutions Asia Pacific, Middle East & Africa segments.

Other income (expense), net primarily includes the impact of gains and losses related to the sale of businesses or interests in our equity method investments, foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency and hedging-related activities. During the nine months ended September 30, 2026, we completed the sale of Riello and recognized a gross loss of $48 million. During the nine months ended September 30, 2025, we finalized working capital and other adjustments provided in the stock purchase agreement governing the sale of CCR.

Goodwill impairment reflects the charge related to our Climate Solutions Europe reporting unit and was primarily driven by lower projected operating results and an increase in the discount rate used to estimate the reporting unit's fair value.

Non-Operating Income (Expense), net

For the nine months ended September 30, 2026, Non-operating income (expense), net was $283 million, a 2% increase compared with the same period of 2025. The components were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Non-service pension benefit (expense)	$5	$(8)

Interest expense	$(353)	$(343)
Interest income	65	73
Interest (expense) income, net	$(288)	$(270)

Non-operating income (expense), net	$(283)	$(278)

Non-operating income (expense), net includes the results from activities other than normal business operations such as interest expense, interest income and the non-service components of pension and post-retirement obligations. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. For the nine months ended September 30, 2026, Interest expense was $353 million, a 3% increase compared with the same period of 2025. The increase is a result of commercial paper borrowings during the nine months ended September 30, 2026.

Income Taxes

	Nine Months Ended September 30,
	2026	2025
Effective tax rate	(17.7)%	15.2%

We account for income tax expense in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate for the nine months ended September 30, 2026, was negative 17.7% compared with positive 15.2% for the nine months ended September 30, 2025. The negative effective tax rate in the current period reflected income tax expense recorded on a pretax loss, primarily driven by the non-deductible $3.1 billion goodwill impairment charge related to the Climate Solutions Europe reporting unit and a $48 million non-deductible impairment charge on Riello. In addition, the nine months ended September 30, 2026, included a net $99 million tax benefit from the partial release of a valuation allowance associated with the Company's operations in a Swiss subsidiary, a favorable settlement of $18 million related to a state income tax audit, a tax charge of $12 million related to the disposition of Riello and a $10 million increase in tax expense associated with a higher German effective tax rate. The nine months ended September 30, 2025, included a net tax benefit of $64 million from changes to the German effective rate and a statutory reduction to the German corporate tax rate, a $49 million benefit from the re-organization of a Japanese subsidiary and a $16 million tax benefit generated by the purchase of investment tax credits from a third-party.

Adjusted Operating Profit

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). In addition, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial information. Adjusted operating profit is a non-GAAP measure and defined as consolidated operating profit (a GAAP measure), excluding restructuring costs, amortization of acquired intangible assets, certain significant non-cash items and other significant items of a nonoperational nature. This measure is useful to investors because it is how management assesses the operating performance of the business. A reconciliation of the amounts prepared in accordance with GAAP to the corresponding non-GAAP measure appears below and provides additional information as to the items and amounts that have been excluded from the adjusted measure.

	Nine Months Ended September 30,
(In millions)	2026	2025
Reconciliation to Adjusted operating profit
Operating profit (loss)	$(1,190)	$2,071
Restructuring costs	161	105
Amortization of acquired intangible assets	636	636
Acquisition/divestiture-related costs	20	21
Riello impairment and loss	48	—
Goodwill impairment	3,100	—
CCR gain	—	(7)
Other	5	11
Adjusted operating profit	$2,780	$2,837

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

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Climate Solutions Americas	$3,354	$2,711	$745	$533	22.2%	19.7%
Climate Solutions Europe	1,335	1,290	168	120	12.6%	9.3%
Climate Solutions Asia Pacific, Middle East & Africa	848	833	103	97	12.1%	11.6%
Climate Solutions Transportation	726	745	117	115	16.1%	15.4%
Total segment	$6,263	$5,579	$1,133	$865	18.1%	15.5%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
Segment operating profit	$1,133	$865
Corporate and other	(42)	(42)
Adjusted operating profit	$1,091	$823

Climate Solutions Americas

For the three months ended September 30, 2026, Net sales were $3.4 billion, a 24% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	25%
Acquisitions and divestitures, net	(1)%
Total % change in Net sales	24%

The organic increase in Net sales of 25% was driven by volume growth across end-markets compared with the prior year. Growth in our residential business (up 34%) was primarily driven by strong end-market demand and pricing improvements. In addition, our commercial business returned to growth (up 25%) as a result of strong end-market demand and pricing improvements. Higher volume in our light commercial business (up 7%) further benefited segment results.

For the three months ended September 30, 2026, Segment operating profit was $745 million, a 40% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	15%
Foreign currency translation	1%
Acquisitions and divestitures, net	(1)%
Other	25%
Total % change in Segment operating profit	40%

The segment operational profit increase of 15% was primarily attributable to customer demand across end-markets compared with the prior year. In addition, favorable price and lower selling, general and administrative expenses further benefited the segment. These amounts were partially offset by higher input costs and unfavorable mix. Amounts reported in other primarily represent IEEPA tariff refunds.

Climate Solutions Europe

For the three months ended September 30, 2026, Net sales were $1.3 billion, a 3% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	12%
Foreign currency translation	(2)%
Acquisitions and divestitures, net	(7)%
Total % change in Net sales	3%

The organic increase in Net sales of 12% was driven by improved demand across end-markets compared with the prior year. Results in our residential and light commercial business increased (up 13%) as a result of higher volumes and favorable mix. In addition, our commercial business returned to growth (up 8%) as a result of improved end-market demand.

For the three months ended September 30, 2026, Segment operating profit was $168 million, a 40% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	31%
Foreign currency translation	(3)%
Acquisitions and divestitures, net	(2)%
Other	14%
Total % change in Segment operating profit	40%

The segment operational profit increase of 31% was primarily attributable to customer demand across end-markets compared with the prior year. In addition, lower selling, general and administrative expenses and favorable productivity initiatives further benefited the segment. These amounts were partially offset by unfavorable product mix across the region. Amounts reported in other represent the correction of a prior-period item partially offset by increases in certain inventory related reserves.

Climate Solutions Asia Pacific, Middle East & Africa

For the three months ended September 30, 2026, Net sales were $848 million, a 2% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	3%
Acquisitions and divestitures, net	(1)%
Total % change in Net sales	2%

The organic increase in Net sales of 3% was driven primarily by volume growth within certain end-markets compared with the prior year. Outside of China, sales growth was driven by ongoing end-market demand and improved price. These results were partially offset by a decrease in China (down 4%) as a result of residential end-market challenges partially offset by improved demand within commercial end-markets.

For the three months ended September 30, 2026, Segment operating profit was $103 million, a 6% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	8%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(1)%
Total % change in Segment operating profit	6%

The segment operational profit increase of 8% was primarily attributable to improved pricing and customer demand in certain end-markets compared with the prior year. In addition, favorable productivity initiatives further benefited the segment. These amounts were partially offset by unfavorable mix and lower earnings from equity method investments.

Climate Solutions Transportation

For the three months ended September 30, 2026, Net sales were $726 million, a 3% decrease compared to the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	(3)%
Total % change in Net sales	(3)%

Organic decrease in Net sales of 3% was driven by lower demand in certain end-markets compared with the prior year. Container results increased (up 4%) due to ongoing end-market demand. These results were more than offset by lower volume in our global truck and trailer business (down 6%) primarily due to lower end-market demand in North America and Europe partially offset by improvements in Asia.

For the three months ended September 30, 2026, Segment operating profit was $117 million, a 2% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(18)%
Foreign currency translation	1%
Other	19%
Total % change in Segment operating profit	2%

The segment operational profit decrease of 18% was primarily driven by unfavorable product mix and lower volumes in certain end-markets compared with the prior year. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts in other represent IEEPA tariff refunds.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Summary performance for each of our segments is as follows:

	Net sales		Segment operating profit		Segment operating profit margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Climate Solutions Americas	$9,227	$8,535	$1,941	$1,982	21.0%	23.2%
Climate Solutions Europe	3,952	3,712	352	324	8.9%	8.7%
Climate Solutions Asia Pacific, Middle East & Africa	2,599	2,541	292	353	11.2%	13.9%
Climate Solutions Transportation	2,177	2,122	336	340	15.4%	16.0%
Total segment	$17,955	$16,910	$2,921	$2,999	16.3%	17.7%

A reconciliation of Segment operating profit to Adjusted operating profit is as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Segment operating profit	$2,921	$2,999
Corporate and other	(141)	(162)
Adjusted operating profit	$2,780	$2,837

Climate Solutions Americas

For the nine months ended September 30, 2026, Net sales were $9.2 billion, an 8% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	8%
Total % change in Net sales	8%

The organic increase in Net sales of 8% was driven by volume growth across end-markets compared with the prior year. Results in our residential business (up 9%) and commercial business (up 8%) were primarily driven by end-market demand and pricing improvements. In addition, continued end-market demand and favorable mix in our light commercial business (up 9%) further benefited the segment.

For the nine months ended September 30, 2026, Segment operating profit was $1,941 million, a 2% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(11)%
Foreign currency translation	1%
Other	8%
Total % change in Segment operating profit	(2)%

The segment operational profit decrease of 11% was primarily attributable to higher input costs, including the impact of tariffs, and unfavorable product mix compared with the prior year. These amounts were partially offset by higher volumes across end-markets and pricing improvements. Amounts reported in other primarily represent IEEPA tariff refunds.

Climate Solutions Europe

For the nine months ended September 30, 2026, Net sales were $4.0 billion, a 6% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	5%
Foreign currency translation	4%
Acquisitions and divestitures, net	(3)%
Total % change in Net sales	6%

The organic increase in Net sales of 5% was driven by mixed demand across end-markets compared with the prior year. Results in our residential and light commercial business increased (up 7%) as a result of higher volumes across the region. Results in our commercial business decreased (down 1%) due to lower volumes across the region.

For the nine months ended September 30, 2026, Segment operating profit was $352 million, a 9% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Foreign currency translation	3%
Other	6%
Total % change in Segment operating profit	9%

Segment operational profit was flat primarily attributable to higher volumes in certain end-markets and favorable productivity initiatives partially offset by unfavorable product mix across end-markets compared with the prior year. In addition, higher selling, general and administrative expenses and higher warranty-related expenses further impacted the segment. Amounts reported in other represent the correction of a prior-period item partially offset by increases in certain inventory related reserves.

Climate Solutions Asia Pacific, Middle East & Africa

For the nine months ended September 30, 2026, Net sales were $2.6 billion, a 2% increase compared with the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	2%
Total % change in Net sales	2%

The organic increase in Net sales of 2% was driven by volume improvements within certain end-markets compared with the prior year. Outside of China, sales growth was driven by ongoing end-market demand and improved price. These results were partially offset by China (down 10%) as end-markets experienced economic challenges impacting both demand and price.

For the nine months ended September 30, 2026, Segment operating profit was $292 million, a 17% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(24)%
Foreign currency translation	1%
Other	6%
Total % change in Segment operating profit	(17)%

The segment operational profit decrease of 24% was primarily attributable to unfavorable product mix and volume reductions within certain end-markets compared with the prior year. In addition, higher selling, general and administrative expenses and lower earnings from equity method investments further impacted the segment. These reductions were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other primarily represent a gain on sale of land.

Climate Solutions Transportation

For the nine months ended September 30, 2026, Net sales were $2.2 billion, a 3% increase compared to the same period of 2025. The components of the year-over-year change were as follows:

Net sales
Organic	1%
Foreign currency translation	2%
Total % change in Net sales	3%

The organic increase in Net sales of 1% was primarily driven by volume growth within certain end-markets compared with the prior year. Container results increased (up 25%) due to ongoing end-market demand. These results were partially offset by lower volume in our global truck and trailer business (down 9%) primarily due to reduced end-market demand in North America and Europe partially offset by improvements in Asia.

For the nine months ended September 30, 2026, Segment operating profit was $336 million, a 1% decrease compared with the same period of 2025. The components of the year-over-year change were as follows:

Segment operating profit
Operational	(10)%
Foreign currency translation	3%
Other	6%
Total % change in Segment operating profit	(1)%

The segment operational profit decrease of 10% was primarily driven by unfavorable product mix and lower volumes in certain end-markets compared with the prior year. In addition, higher input costs further impacted the segment. These amounts were partially offset by favorable productivity initiatives and higher volumes in certain end-markets. Amounts reported in other represent IEEPA tariff refunds.

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

As of September 30, 2026, we had cash and cash equivalents of $1.4 billion, of which approximately 99% was held by our foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds and the cost effectiveness with which we can access funds held by foreign subsidiaries. On occasion, we are required to maintain cash deposits in connection with contractual obligations related to acquisitions, divestitures or other legal obligations. As of September 30, 2026 and December 31, 2025, the amount of such restricted cash was approximately $27 million and $2 million, respectively.

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

The following table contains several key measures of our financial condition and liquidity:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,354	$1,555
Total debt	11,474	11,833
Total equity	10,421	14,128

Net debt (total debt less cash and cash equivalents)	10,120	10,278
Total capitalization (total debt plus total equity)	21,895	25,961
Net capitalization (total debt plus total equity less cash and cash equivalents)	20,541	24,406
Total debt to total capitalization	52%	46%
Net debt to net capitalization	49%	42%

Borrowings and Lines of Credit

We maintain a $2.0 billion USD-denominated facility and a $500 million Euro-denominated facility as part of an unsecured, unsubordinated commercial paper program which we can use for general corporate purposes, including the funding of working capital and potential acquisitions. In addition, we maintain a $2.5 billion revolving credit facility with various banks (the "Revolving Credit Facility") that matures in December 2029 which supports our commercial paper borrowing program and can be used for general corporate purposes. A ratings-based commitment fee is charged on unused commitments. As of September 30, 2026, we had $185 million and zero borrowings outstanding under our commercial paper program and our Revolving Credit Facility, respectively.

Our short-term obligations primarily consist of current maturities of long-term debt. Our long-term obligations primarily consist of long-term notes with maturity dates ranging between 2028 and 2054. Interest payments related to long-term notes are expected to approximate $405 million per year, reflecting an approximate weighted-average interest rate of 3.65%. Any borrowings from the Revolving Credit Facility are subject to variable interest rates. See Note 5 – Borrowings and Lines of Credit in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term debt obligations.

Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2026, Standards & Poor's Global Inc. and Moody’s Investor Service Inc. have ratings on our debt set forth in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Standards & Poor's Global Inc.	BBB+	A2	Stable
Moody's Investors Service Inc.	Baa1	P-2	Positive

Divestitures

On July 1 2026, we completed the sale of Riello for cash proceeds of $438 million, subject to adjustments provided in the stock purchase agreement. Consistent with our capital allocation strategy, the net proceeds will be used to fund investments in organic and inorganic growth initiatives and capital returns to shareowners as well as for general corporate purposes.

Planned Manufacturing Investment

We have committed to a new manufacturing facility in Fort Worth, Texas to support our long-term growth and manufacturing capacity requirements. In October 2026, we entered into a 15.5-year lease for the facility. We also expect to make significant capital investments in the facility over the next several years.

We expect to fund these investments through cash flows from operations and other available sources of liquidity and capital. We believe our existing cash balances, cash flows from operations and available borrowing capacity will be sufficient to fund the planned investment and our other anticipated liquidity requirements.

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

During the nine months ended September 30, 2026, we repurchased 18.5 million shares of common stock for an aggregate purchase price of $1.1 billion. As a result, we had approximately $4.2 billion remaining under the current authorization at September 30, 2026.

Dividends

We paid dividends on common stock during the nine months ended September 30, 2026, totaling $598 million. In October 2026, the Board of Directors declared a dividend of $0.24 per share of common stock payable on November 18, 2026, to shareowners of record at the close of business on October 29, 2026.

Discussion of Cash Flows

The following table reflects the major categories of cash flows for the following periods:

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash flows provided by (used in):
Continuing operating activities	$1,705	$1,076
Continuing investing activities	(14)	(232)
Continuing financing activities	(1,999)	(3,885)

Cash flows from continuing operating activities primarily represent inflows and outflows associated with our continuing operations. Primary activities include net earnings (loss) from continuing operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by favorable changes in working capital balances partially offset by lower net earnings (loss) compared with the prior period.

Cash flows from continuing investing activities primarily represent inflows and outflows associated with long-term assets. Primary activities include capital expenditures, acquisitions, divestitures and proceeds from the sale of fixed assets. During the nine months ended September 30, 2026, net cash used in continuing investing activities was $14 million. The primary drivers of the outflow were $350 million of capital expenditures and $118 million of investments in businesses, net of cash acquired partially offset by net proceeds of $410 million related to divestitures. During the nine months ended September 30, 2025, net cash used in continuing investing activities was $232 million. The primary driver of the outflow was $261 million of capital expenditures which was partially offset by $120 million of cash inflow related to settlement of derivatives.

Cash flows from continuing financing activities primarily represent inflows and outflows associated with equity or borrowings. During the nine months ended September 30, 2026, net cash used in continuing financing activities was $2.0 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $1.1 billion. In addition, we paid $598 million in dividends to our common shareowners. During the nine months ended September 30, 2025, net cash used in continuing financing activities was $3.9 billion. The primary driver of the outflow was related to repurchases of our common stock totaling $2.4 billion. In addition, we made long-term debt repayments of $1.2 billion and payments of $583 million in dividends to our common shareowners.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2026. For discussion of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Risk Management" in our 2025 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including the Chairman & Chief Executive Officer ("CEO"), the Executive Vice President, Chief Financial & Strategy Officer ("CFO") and the Vice President, Controller & Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and CAO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three months ended September 30, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	Total Number of Shares Purchased (in 000's)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in 000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
2026
July 1 - July 31	3,957	$63.71	3,957	$4,332
August 1 - August 31	1,042	$61.82	1,042	$4,267
September 1 - September 30	1,471	$56.02	1,471	$4,185
Total	6,470	$61.65	6,470

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

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Disclosures Pursuant to Item 5.02 of Current Report on Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 27, 2026, Neil Barua, a member of the Company’s Board of Directors and its Compensation and Technology and Innovation Committees, stepped down from the Board and the committees on which he served, effective immediately. Mr. Barua’s resignation is not a result of any disagreement on any matter relating to the Company’s operations, policies or practices, but rather is a result of PTC Inc.’s recently announced acquisition by Schneider Electric.

Effective October 26, 2026, Gaurang Pandya and Edward Dryden have been appointed to lead the Commercial HVAC Americas and Residential & Light Commercial Americas businesses, respectively, within the Company’s existing Climate Solutions Americas reportable segment. David Gitlin, Carrier’s Chairman & Chief Executive Officer, will lead the Climate Solutions Americas segment. Mr. Pandya will also assume responsibility for global product management for commercial HVAC, building management systems and controls, focusing on aligning product strategies to advance global platforming across the organization. Mr. Dryden will also continue to lead the Company’s Climate Solutions Transportation segment until a successor is named.
The Compensation Committee of the Board of Directors approved one-time equity retention awards with grant date values of $4 million and $3 million for Mr. Pandya and Mr. Dryden, respectively, in recognition of their expanded responsibilities and the importance of their continued leadership to the Company. The retention awards will be granted on November 2, 2026 in the form of restricted stock units (“RSUs”) under the Carrier Global Corporation 2020 Long-Term Incentive Plan. The RSUs will vest in full on the third anniversary of the grant date, subject to each executive’s continued employment through the vesting date.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: carr-20260930.xml)
101.SCH	XBRL Taxonomy Extension Schema Document.* (File name: carr-20260930.xsd)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: carr-20260930_cal.xml)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.* (File name: carr-20260930_def.xml)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.* (File name: carr-20260930_lab.xml)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: carr-20260930_pre.xml)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

Notes to Exhibits List:
*    Filed or furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIER GLOBAL CORPORATION (Registrant)

Dated:	October 29, 2026	by:	/s/PATRICK GORIS
Patrick Goris
Executive Vice President, Chief Financial & Strategy Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	October 29, 2026	by:	/s/BERIL YILDIZ
Beril Yildiz
Vice President, Controller & Chief Accounting Officer

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)